Form 10-Q
period 1995-09-22
KINDERCARE LEARNING CENTERS INC /DE
filed 1995-11-06
CIK 832812

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------
                                   FORM 10-Q
                               ---------------


         (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 22, 1995

                                     OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO
                                   -------------------  --------------------

                       COMMISSION FILE NUMBER 0-17098

                      KINDERCARE LEARNING CENTERS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 63-0941966
           (State or other                          (I.R.S. Employer
    jurisdiction of incorporation)                  Identification No.)

                            2400 PRESIDENTS DRIVE
                          MONTGOMERY, ALABAMA 36116
                  (Address of principal executive offices)
                               (334) 277-5090
            (Registrant's telephone number, including area code)

                                    NONE
                 (Former name, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes  X     No
                                           ---       ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No
                            ---       ---

         The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at October 27, 1995 was 19,454,152.

--------------------------------------------------------------------------------

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                    Page Numbers
                                                                                                    ------------
PART I.            FINANCIAL INFORMATION:


                   Consolidated Balance Sheets as of September 22, 1995 and
                     June 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                   Consolidated Statements of Operations for the sixteen weeks ended September 22, 1995 and September 23, 1994  . . . . . . . . . . . . . . . . .  4

                   Consolidated Statements of Cash Flows for the
                     sixteen weeks ended September 22, 1995 and
                     September 23, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  7

                   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .  9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


                                     PART I
                             FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    SEPTEMBER 22,             JUNE 2,
      ASSETS                                                            1995                   1995
                                                                  -----------------      -----------------
      Current assets:
         Cash and cash equivalents                                $          10,471      $          14,237
         Accounts receivable:
            Tuition (net of allowance for
            doubtful accounts of $1,200 at
            September 22, 1995 and $873
            at June 2, 1995)                                                 10,909                  9,913
            Other                                                             1,052                  1,156
         Prepaid expenses and supplies                                       12,134                  8,282
                                                                  -----------------      -----------------
                 Total current assets                                        34,566                 33,588

      Property and equipment                                                521,019                497,690
           Less accumulated depreciation and
               amortization                                                  67,287                 55,244
                                                                  -----------------      -----------------

                 Net property and equipment                                 453,732                442,446
                                                                  -----------------      -----------------
      Investments                                                             1,981                  1,981

      Other assets                                                           21,729                 23,263
                                                                  -----------------      -----------------
                                                                  $         512,008      $         501,278
                                                                  =================      =================



See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

  LIABILITIES AND                                               SEPTEMBER 22,                JUNE 2,
  SHAREHOLDERS' EQUITY                                              1995                      1995
                                                              -----------------         -----------------
  Current liabilities:
      Accounts payable                                        $          11,108          $      12,639
      Bank overdrafts                                                    18,166                  7,021
      Current portion of long-term debt                                     815                    889
      Accrued expenses and other liabilities                             47,407                 45,926
                                                              -----------------          -------------
           Total current liabilities                                     77,496                 66,475

  Long-term debt                                                        153,197                159,505
  Self-insured liabilities                                               18,853                 17,927
  Other noncurrent liabilities                                           16,656                 13,133
                                                              -----------------          -------------
           Total liabilities                                            266,202                257,040
                                                              -----------------          -------------

  Shareholders' equity:
      Preferred stock, $.01 par value; authorized
          10,000,000 shares; none outstanding                                --                     --
      Common stock, $.01 par value; authorized
         40,000,000 shares; issued and outstanding
         20,125,444 and 20,119,818 shares at
         September 22, 1995 and June 2, 1995,
         respectively                                                       200                    200
  Additional paid-in capital                                            204,431                203,890
  Retained earnings                                                      43,681                 40,116
  Cumulative foreign currency translation                                   160                     32
  Treasury stock, at cost (205,000 shares
     at September 22, 1995)                                             (2,666)                     --
                                                              -----------------          -------------
             Total shareholders' equity                                 245,806                244,238
                                                              -----------------          -------------
                                                              $         512,008          $     501,278
                                                              =================          =============




See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                             SIXTEEN WEEKS ENDED
                                                                    --------------------------------------
                                                                     SEPTEMBER 22,         SEPTEMBER 23,
                                                                         1995                   1994
                                                                    ----------------      ----------------
      Operating revenues                                            $        161,313      $        151,502
                                                                    ----------------      ----------------
      Salaries, wages and benefits                                            85,812                80,851
      Depreciation                                                            10,189                 8,688
      Rent expense                                                             8,335                 7,789
      Provision for doubtful accounts                                            762                 1,145
      Other operating expenses                                                46,093                42,677
      Litigation settlement and
           restructuring costs, net                                           (1,019)                   --
                                                                    ----------------      ----------------

      Operating income                                                        11,141                10,352

      Interest expense, net                                                    5,297                 5,242
                                                                    ----------------      ----------------

      Income before income taxes                                               5,844                 5,110

      Income tax expense                                                       2,279                 2,019
                                                                    ----------------      ----------------

      Net income                                                    $          3,565      $          3,091
                                                                    ================      ================

      Income per share                                              $            .17      $            .15
                                                                    ================      ================

      Weighted average common shares                                          20,517                21,004
                                                                    ================      ================





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                              SIXTEEN WEEKS ENDED
                                                                      -----------------------------------
                                                                       SEPTEMBER 22,       SEPTEMBER 23,
                                                                           1995                 1994
                                                                      ---------------     ---------------
     Cash flows from operations:
          Net income                                                  $     3,565          $        3,091

          Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation                                                10,189                   8,688
               Writedown of KID'S CHOICE(TM)
                   property and equipment                                   5,312                      --
               Gains on sales of property and equipment                      (885)                     --
               Cash flows from changes in operating
                  assets and liabilities:
                  Accounts receivable                                        (892)                  5,135
                  Prepaid expenses and supplies                            (4,386)                 (2,647)
                  Other assets                                               (343)                 (2,154)
                  Accounts payable, accrued expenses and
                     other liabilities                                      2,387                   7,081
                  Other, net                                                  (28)                    141
                                                                      -----------          --------------
     Net cash provided by operating activities                        $    14,919          $       19,335
                                                                      -----------          --------------




See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          SIXTEEN WEEKS ENDED
                                                                ----------------------------------------
                                                                  SEPTEMBER 22,          SEPTEMBER 23,
                                                                      1995                    1994
                                                                ----------------       -----------------
    Cash flows from investing activities:
         Purchases of property and equipment                    $         (24,964)     $         (15,586)

         Proceeds from sales of property and
            equipment                                                       2,158                  2,084
         Proceeds from collection of notes receivable                       1,936                     --
                                                                -----------------      -----------------

    Net cash used by investing activities                                 (20,870)               (13,502)
                                                                -----------------      -----------------

    Cash flows from financing activities:
         Bank overdrafts                                                   11,145                  6,277
         Purchases of Treasury stock                                       (2,666)                    --
         Payments on long-term borrowings                                  (6,383)               (10,132)
         Warrants and options exercised                                        89                  1,253
                                                                -----------------      -----------------

    Net cash provided (used) by financing activities                        2,185                 (2,602)
                                                                -----------------      -----------------

    Increase (decrease) in cash and cash equivalents                       (3,766)                 3,231
    Cash and cash equivalents, beginning of period                         14,237                 11,963
                                                                -----------------      -----------------

    Cash and cash equivalents, end of period                    $          10,471      $          15,194
                                                                =================      =================

    Supplemental cash flow information:
         Interest paid                                          $             841      $             955
                                                                =================      =================
         Income taxes paid                                      $           1,016      $              46
                                                                =================      =================





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the sixteen weeks ended September 22, 1995 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 2, 1995.

         Effective June 3, 1995, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121).

 (2)     FISCAL YEAR

         The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1996 and 1995 fiscal years are each 52 weeks long.

(3)      BANK OVERDRAFTS

         Bank Overdrafts represent checks not yet presented for payments to vendors and for payroll.

(4)      LITIGATION SETTLEMENT AND RESTRUCTURING, NET

         On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery.

         On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment the Company made substantial changes to its field operations management and support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services. As a result of these changes, the Company has charged $4.0 million of restructuring costs against fiscal 1996 earnings, primarily related to severance agreements.

          New management has limited KID'S CHOICE(TM) development to contracts in process until the concept is more fully developed, and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of long lived assets, primarily leasehold improvements, and $1.0 million for anticipated KID'S CHOICE(TM) lease termination costs.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)




 (5)     COMPUTATION OF INCOME PER SHARE

         Income per share amounts are computed based on the weighted average number of shares actually outstanding for the sixteen weeks ended September 22, 1995, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):

                                                                                      SIXTEEN WEEKS ENDED
                                                                             ----------------------------------------
                                                                             SEPTEMBER 22, 1995    SEPTEMBER 23, 1994
                                                                             ----------------------------------------
    Weighted average shares outstanding                                              19,989                20,043
       Dilutive effect of common stock equivalents                                      528                   961
                                                                             ----------------------------------------
    Primary shares outstanding                                                       20,517                21,004
       Fully dilutive effect of common stock equivalents                                160                   106
                                                                             ----------------------------------------
    Fully diluted shares outstanding                                                 20,677                21,110
                                                                             ========================================

(6)      SUBSEQUENT EVENTS

         On September 29, 1995, the Company repurchased 540,883 shares of its common stock for $7.3 million. This purchase completed the Company's $10.0 million stock buy-back program. A total of 745,883 shares were purchased at $13.41 average cost per common share. Treasury stock purchased during this buy-back program will be retired.

 (7)     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current presentation.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Sixteen weeks ended September 22, 1995 ("first quarter 1996") compared to the sixteen weeks ended September 23, 1994 ("first quarter 1995").

         The Company's operating results for the comparative quarters were as follows (dollars in thousands):

                                                                                                       Change
                                                                                             --------------------------
                                     First                          First        Percent                       Percent
                                    Quarter        Percent of      Quarter         of                            of
                                     1996           Revenues         1995        Revenues      Amount         Revenues
                                   ---------       ----------     ---------     ---------    ----------      ----------
      Operating revenues            $161,313         100.0        $151,502        100.0       $   9,811           --
                                    --------         -----        --------        -----       ---------         ----
      Salaries, wages and benefits    85,812          53.2          80,851         53.4           4,961         (0.2)
      Depreciation                    10,189           6.3           8,688          5.8           1,501          0.5
      Rent expense                     8,335           5.2           7,789          5.1             546           --
      Other operating expenses        46,855          29.0          43,822         28.9           3,033          0.1
      Litigation settlement and
        restructuring costs, net      (1,019)         (0.6)             --           --          (1,019)          --
                                    --------         -----        --------        -----       ---------         ----
      Operating income              $ 11,141           6.9        $ 10,352          6.8       $     789          0.1
                                    ========         =====        ========        =====       =========         ====
      Centers open at the end
        of each quarter                1,141                         1,145                           (4)
                                    ========                      ========                    =========

Operating revenues - Operating revenues increased $9.8 million, or 6.5% to $161.3 million in the first quarter 1996. Operating revenues increased as a result of both a tuition rate increase of 5% during the fall of 1994 (second quarter 1995) and from revenues contributed by centers opened or acquired during fiscal 1995 and the first quarter 1996. The increase in operating revenues was partially offset by center closings during fiscal 1995 and the first quarter 1996 and a slight decline in center occupancy during the first quarter 1996 as compared to the first quarter 1995. Year-to-date total occupancy for the first quarter 1996 decreased 1.0% to 76.0%. Same center revenues, defined as revenues from centers in operation during both full quarters, were up 4.5% over first quarter 1995. Same center occupancy for the first quarter decreased 0.3% to 76.9.

         During the first quarter 1996, the Company opened eight community centers, four KINDERCARE AT WORK(R) centers, and seven KID'S CHOICE(TM) centers; and closed 15 centers. During the first quarter 1995, the Company opened 10 community centers, three KINDERCARE AT WORK(R) centers, and eight KID'S CHOICE(TM) centers; and closed eight centers. These activities include one conversion during the first quarter 1996 and two conversions during the first quarter 1995 from a community center(s) to a KID'S CHOICE(TM) center(s). New community centers opened in fiscal 1995 and first quarter 1996 have an average building capacity of 155 children versus an average of 120 for existing community centers. Total center capacity remained consistent at 138,000 for the first quarter 1996 and 1995.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Salaries, wages and benefits - Salaries, wages and benefits decreased, as a percentage of operating revenues, to 53.2% from 53.4% in the first quarter 1996 versus 1995. This improved performance is due to the consolidation of field operating management and the restructuring of certain center support functions.

Depreciation - Depreciation in the first quarter of 1996 increased 0.5%, as a percentage of revenues, over the comparable quarter in 1995. Approximately one-half of this increase was due to computers for children's educational programs which were installed in centers during the last half of fiscal year 1995. The remaining increase was due to depreciation on new centers opened after the first quarter 1995.

Rent Expense - Rent expense, as a percentage of operating revenues, increased 0.1% during the first quarter 1996 compared to the first quarter 1995 due to an increase in rent on the Company's vehicle leases and rent incurred on new KID'S CHOICE(TM) leases.

Other operating expenses - Other operating expenses increased slightly, as a percentage of operating revenues, to 29.0% from 28.9% in the first quarter 1996 versus 1995 due primarily to an increase in new center opening costs and increased summer and brand marketing efforts. Other operating expenses were favorably impacted in the first quarter 1995 by gains on sales of property and equipment of approximately $0.9 million.

Operating income -- For the first quarter 1996, operating income increased $0.8 million, or 0.1%, as a percentage of revenues, from the first quarter 1995. Operating income before litigation settlement and restructuring costs decreased $0.2 million for the first quarter 1996 as compared to the first quarter 1995. As a percentage of revenues, first quarter 1996 operating margin before litigation settlement and restructuring costs of 6.3% decreased by 0.5% from the first quarter 1995.

         EBITDA, defined as earnings before interest expense, taxes, depreciation, and amortization, for the first quarter 1996 of $21.3 million was $2.3 million above the first quarter 1995. As a percent of operating revenues, EBITDA for the first quarter 1996 was 13.2% versus 12.6% during the same period of the prior year. For the first quarter of 1996, EBITDA, before litigation settlement and restructuring costs, was $20.3 million, a $1.3 million increase over the first quarter of 1995. As a percentage of revenues, EBITDA, before litigation settlement and restructuring costs, remained consistent at 12.6% for the first quarters of 1996 and 1995. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

Interest expense, net - Net interest expense increased slightly to $5.3 million from $5.2 million for the first quarter 1996 versus 1995 due to a reduction of interest income on overnight investments to $111,000 from $174,000 for the respective periods. The Company's weighted average interest rate on its long-term debt, including debt cost amortization, was 10.78% for the first quarter 1996 versus 10.32% for the first quarter 1995.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Litigation Settlement and Restructuring, net

         Litigation settlement - On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery.

         Restructuring - On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment, the Company made substantial changes to its field operations management and support functions and is evaluating certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services. As a result of these changes, the Company has charged $4.0 million of restructuring costs, primarily severance agreements, against fiscal 1996 earnings.

         New management has limited KID'S CHOICE(TM) development to contracts in process until the concept is more fully developed, and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of long lived assets, primarily leasehold improvements, and $1.0 million for anticipated lease termination costs.

Income tax expense - Income tax expense for the first quarter 1996 and 1995 of $2.3 million and $2.0 million, respectively, are in excess of amounts computed by applying statutory Federal income tax rates to income before income taxes due primarily to state income taxes. Any tax benefits recognized subsequent to April 2, 1993, the effective date from which the Company emerged from bankruptcy, relating to the valuation allowance for deferred taxes at April 2, 1993 are recorded as direct additions to additional paid-in capital.
Additional paid-in capital was increased by approximately $500 thousand for recognized tax benefits in the first quarter 1996.

LIQUIDITY & CAPITAL RESOURCES

         New enrollments are generally highest in September and January, with attendance declining during July and August and the year-end holiday season.
To prepare centers for new, increased fall enrollments, the Company seeks during the summer months to open new centers, accelerate renovations and improvements to existing facilities, and accelerate purchases of equipment. Consequently, the combination of decreased attendance and escalated capital activity during the summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for the first quarter 1996 was $14.9 million, compared to $19.3 million for the first quarter 1995. The ratio of current assets to current liabilities was 44.6 to 1 at September 22, 1995 versus 50.5 to 1 at June 2, 1995. Management believes the cash provided from operations in combination with funds available under the Company's revolving credit facility will be adequate to meet the Company's working capital needs.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery.

         During the first quarter 1996, the Company repurchased 205,000 shares of its common stock for $2.7 million. On September 29, 1995, the Company repurchased an additional 540,883 shares of its common stock for $7.3 million. This purchase completed the Company's $10.0 million stock buy-back program. A total of 745,883 shares were repurchased at $13.41 average cost per common share. Treasury stock purchased under the buy-back program was retired subsequent to September 22, 1995.

         During the first quarter 1996, the Company received $1.9 million in cash from the repayments from notes receivable related to the sales of centers in prior years. In addition, the Company also received $2.2 million in cash from the sale of centers during the first quarter 1996.

Capital Expenditures

         In connection with the reorganization, management is restructuring its real estate and center development functions. As a result, management has reduced its estimate for new openings for fiscal year 1996, and anticipates opening between 35 and 40 new centers, consisting of 22 to 25 community centers, four to five KINDERCARE AT WORK(R) centers, and 9 to 10 KID'S CHOICE(TM) centers. The fiscal 1996 new center openings reflect a slow-down in the development of the Company's KID'S CHOICE(TM) format as current management does not believe the new format concept is meeting its full potential and needs further refinement. The Company also is experiencing delays in acquiring and permitting new community center locations. New community center development typically takes 18 to 24 months and KID'S CHOICE(TM) centers typically require four to nine months to develop. Frequently, new site negotiations are delayed or canceled, or construction delayed for a variety of reasons, many outside the control of management. No assurance can be given by management that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines.

         Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, approximately 50% of the centers are equipped with computers for children's educational programs.

         Capital expenditures during the first quarter 1996, amounted to approximately $25.0 million. Approximately $3.6 million was spent on renovations and improvements to existing facilities, approximately $3.6 million on equipment purchases and the remaining $17.8 million on new center development. Capital expenditures during the first quarter 1995 amounted to approximately $15.6 million. Approximately $2.6 was spent on renovations and improvements to existing facilities, approximately $3.2 million on equipment purchases and the remaining $9.8 million on new center development.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Management believes that cash on hand, borrowings under the revolving credit facility, cash provided by operating activities and funds from permitted additional financing will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures over the next several years. Although no assurance can be given that such sources will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors, and seasonality of openings. If the Company experiences a lack of working capital, it is in a position to cut back its capital expenditures. In the near term, if the Company were to reduce substantially or postpone its capital expenditures, management believes there would be no substantial impact on current operations and it is likely that more cash would be available for working capital needs and debt servicing. In the long term, if these expenditures were substantially reduced, in management's opinion, its operating business and ultimately its cash flow would be adversely impacted.

                                   PART II

                              OTHER INFORMATION





Item 1.          Legal Proceedings

                 None




Item 6.          Exhibits and reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27 (Financial Data Schedule for SEC purposes only).

         (b)     Reports on Form 8-K

                 In a report filed on Form 8-K dated June 16, 1995, the Company announced the appointment of a new Chief Executive Officer.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                          KINDERCARE LEARNING CENTERS, INC.
                                          ---------------------------------
                                          (Registrant)



Date: October 31, 1995                    /s/ Sandra W. Scarr
                                          ------------------------------------
                                          Sandra W. Scarr
                                          Chairman and Chief Executive Officer





Date: October 31, 1995                    /s/ Philip L. Maslowe
                                          --------------------------------------
                                          Philip L. Maslowe
                                          Executive Vice-President, Chief
                                          Financial Officer, and Treasurer