Form 10-Q
period 1995-12-15
KINDERCARE LEARNING CENTERS INC /DE
filed 1996-01-19
CIK 832812

--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------
                                  FORM 10-Q
                                 -----------

        (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 15, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________TO____________________

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

         The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at January 5, 1996 was 19,489,540.

--------------------------------------------------------------------------------

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                    Page Numbers
                                                                                                    ------------
PART I.            FINANCIAL INFORMATION:
                   Consolidated Balance Sheets as of December 15, 1995 and
                     June 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                   Consolidated Statements of Operations for the twelve weeks ended December 15, 1995 and December 16, 1994 and the
                     twenty-eight weeks ended December 15, 1995 and
                     December 16, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                   Consolidated Statements of Cash Flows for the
                     twenty-eight weeks ended December 15, 1995 and
                     December 16, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  7

                   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .  9

Part II.           OTHER INFORMATION:

                   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . 15

                   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                                     PART I
                             FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            DECEMBER 15,           JUNE 2,
          ASSETS                                                                1995                1995
                                                                            ------------          ---------
          Current assets:
            Cash and cash equivalents                                         $  10,561           $  14,237
            Accounts receivable:
             Tuition (net of allowance for
             doubtful accounts of $1,377 at
             December 15, 1995 and $873
             at June 2, 1995)                                                    12,793               9,913
             Other                                                                  722               1,156
            Prepaid expenses and supplies                                        10,670               8,282
                                                                              ---------           ---------
               Total current assets                                              34,746              33,588

          Property and equipment                                                532,337             497,690

             Less accumulated depreciation and amortization                      76,317              55,244
                                                                              ---------           ---------

               Net property and equipment                                       456,020             442,446
                                                                              ---------           ---------
          Investments                                                                --               1,981

          Other assets                                                           22,424              23,263
                                                                              ---------           ---------

                                                                              $ 513,190           $ 501,278
                                                                              =========           =========





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




   LIABILITIES AND                                                   DECEMBER 15,           JUNE 2,
   SHAREHOLDERS' EQUITY                                                  1995                1995
                                                                     ------------          ---------
   Current liabilities:
         Accounts payable                                              $   9,749           $  12,639
         Bank overdrafts                                                  15,988               7,021
         Current portion of long-term debt                                   828                 889
         Accrued expenses and other liabilities                           43,955              45,926
                                                                       ---------           ---------

                 Total current liabilities                                70,520              66,475

   Long-term debt                                                        159,028             159,505
   Self-insurance liabilities                                             19,993              17,927
   Other noncurrent liabilities                                           18,426              13,133
                                                                       ---------           ---------

                 Total liabilities                                       267,967             257,040
                                                                       ---------           ---------

   Shareholders' equity:
         Preferred stock, $.01 par value; authorized
           10,000,000 shares; none outstanding                                --                  --
         Common stock, $.01 par value; authorized
           40,000,000 shares; issued and outstanding
           19,489,540 and 20,119,818 shares at
           December 15, 1995 and June 2, 1995,
           respectively                                                      194                 200
   Additional paid-in capital                                            196,863             203,890
   Retained earnings                                                      48,232              40,116
   Cumulative foreign currency translation                                   (66)                 32
                                                                       ---------           ---------

                 Total shareholders' equity                              245,223             244,238
                                                                       ---------           ---------

                                                                       $ 513,190           $ 501,278
                                                                       =========           =========





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                TWELVE WEEKS ENDED                   TWENTY-EIGHT WEEKS ENDED
                                          -------------------------------         --------------------------------
                                          DECEMBER 15,       DECEMBER 16,         DECEMBER 15,        DECEMBER 16,
                                             1995                1994                 1995                1994
                                          ------------       ------------         ------------        ------------
 Operating revenues                        $ 124,079           $ 116,765            $ 285,392           $ 268,267
                                           ---------           ---------            ---------           ---------

 Other operating expenses:
   Salaries, wages and
     benefits                                 65,003              59,553              150,814             140,404
   Rent expense                                6,032               5,852               14,367              13,641
   Depreciation                                7,864               7,048               18,053              15,736
   Provision for allowance
     for doubtful accounts                     1,030                 632                1,792               1,777
   Other operating expenses                   32,928              32,286               79,022              74,963
   Litigation settlement and
     restructuring costs, net                     --                  --               (1,019)                 --
                                           ---------           ---------            ---------           ---------

       Total operating
         expenses                            112,857             105,371              263,029             246,521
                                           ---------           ---------            ---------           ---------

 Operating income                             11,222              11,394               22,363              21,746

 Interest expense, net                         3,761               3,945                9,058               9,187
                                           ---------           ---------            ---------           ---------

 Earnings before income taxes                  7,461               7,449               13,305              12,559

 Income tax expense                            2,910               2,938                5,189               4,957
                                           ---------           ---------            ---------           ---------

 Net earnings                              $   4,551           $   4,511            $   8,116               7,602
                                           =========           =========            =========           =========


 Earnings per share                        $    0.23           $    0.22            $    0.40           $    0.37
                                           =========           =========            =========           =========

 Weighted average common
   shares outstanding                         19,939              20,592               20,285              20,827
                                           =========           =========            =========           =========


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                 TWENTY-EIGHT WEEKS ENDED
                                                                             -----------------------------------
                                                                             DECEMBER 15,           DECEMBER 16,
                                                                                 1995                   1994
                                                                             ------------           ------------
 Cash flow from operations:
    Net earnings                                                               $  8,116               $  7,602
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                                 18,053                 15,736
    Writedown of KID'S CHOICE(TM) property and equipment                          5,312                     --
    Gain on sales of property and equipment                                      (1,178)                    --
      Cash flows from changes in operating assets and liabilities:
        Accounts receivable                                                      (2,446)                 4,056
        Prepaid expenses and supplies                                            (2,388)                  (643)
        Other assets                                                               (119)                 3,217
        Accounts payable, accrued expenses and other liabilities                  1,393                    609

    Other, net                                                                       84                    210
                                                                               --------               --------

 Net cash provided by operating activities                                     $ 26,827               $ 30,787
                                                                               --------               --------


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)




                                                                                TWENTY-EIGHT WEEKS ENDED
                                                                            -----------------------------------
                                                                            DECEMBER 15,           DECEMBER 16,
                                                                                1995                   1994
                                                                            ------------           ------------
 Cash flow from investing activities:
   Purchases of property and equipment                                          $ (38,933)            $ (29,293)
   Proceeds from sale of property and equipment                                     3,366                 2,195
   Proceeds from sale of investments                                                3,396                    --
   Proceeds from collection of notes receivable                                     2,029                    --
   Other net                                                                           --                    14
                                                                                ---------             ---------

 Net cash used by investing activities                                            (30,142)              (27,084)
                                                                                ---------             ---------

 Cash flow from financing activities:
   Payments on long-term borrowings                                                  (538)               (8,695)
   Bank overdrafts                                                                  8,970                    --
   Purchase and retirement of treasury stock                                      (10,000)                   --
   Warrants and options exercised                                                   1,207                 1,050
                                                                                ---------             ---------

 Net cash used by financing activities                                               (361)               (7,645)
                                                                                ---------             ---------

 Increase (decrease) in cash and cash equivalents                                  (3,676)               (3,942)
 Cash and cash equivalents at the beginning of the period                          14,237                10,877
                                                                                ---------             ---------

 Cash and cash equivalents at the end of the period                             $  10,561             $   6,935
                                                                                =========             =========
 Supplementary cash flow information:
   Interest paid                                                                $   7,601             $   7,062
                                                                                =========             =========
   Income taxes paid                                                            $   2,134             $   1,880
                                                                                =========             =========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the twenty-eight weeks ended December 15, 1995 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 2, 1995.

 (2)     FISCAL YEAR

         The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1996 and 1995 fiscal years are each 52 weeks long.

(3)      BANK OVERDRAFTS

         Bank Overdrafts represent checks issued to vendors and employees not yet presented for payment.

(4)      LITIGATION SETTLEMENT AND RESTRUCTURING, NET

         On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery.

         On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment the Company made substantial changes to its field operations management and support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services. As a result of these changes, the Company charged $4.0 million of restructuring costs against fiscal 1996 earnings during the first quarter ending September 22, 1995 ("first quarter 1996"). These costs primarily relate to severance agreements.

          New management has limited KID'S CHOICE(TM) development to contracts in process until the concept is more fully developed, and recorded an impairment loss of $6.3 million in first quarter 1996, consisting of a writedown of $5.3 million for the recoverability of long lived assets, primarily leasehold improvements, and $1.0 million for anticipated KID'S CHOICE(TM) lease termination costs.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


(5)      COMPUTATION OF INCOME PER SHARE

         Income per share amounts are computed based on the weighted average number of shares actually outstanding for the twelve weeks ended December 15, 1995, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):

                                                                 TWELVE WEEKS ENDED                 TWENTY-EIGHT WEEKS ENDED
                                                             ------------------------------       -------------------------------
                                                             DECEMBER 15,      DECEMBER 16,       DECEMBER 15,       DECEMBER 16,
                                                                 1995              1994               1995               1994
                                                             --------------------------------------------------------------------
 Weighted average common shares outstanding                     19,504             20,114             19,781            20,073
   Dilutive effect of common stock equivalents                     435                478                504               754
                                                             --------------------------------------------------------------------
 Primary shares outstanding                                     19,939             20,592             20,285            20,827
   Fully dilutive effect ofcommon stock equivalents                 --                 --                 --                --
                                                             --------------------------------------------------------------------
 Fully diluted shares outstanding                               19,939             20,592             20,285            20,827
                                                             ====================================================================


(6)      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current presentation.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The twelve weeks and the twenty-eight weeks ended December 15, 1995 ("second quarter 1996" and "year-to-date fiscal 1996", respectively) compared to the twelve weeks and the twenty-eight weeks ended December 16, 1994 ("second quarter 1995" and "year-to-date fiscal 1995", respectively).

         The following tables show the comparative operating results of the Company for the second quarter and for the year-to-date (dollars in thousands):

                                                                                   Twelve Weeks Ended
                                                      ------------------------------------------------------------------------------
                                                                                                                   Change
                                                                                                               ---------------------
                                                      December 15,    Percent of  December 16,   Percent of               Percent of
                                                          1995         Revenues      1994         Revenues     Amount      Revenues
                                                      ------------    ----------  ------------   ----------    ------    -----------
 Operating revenues                                      $124,079          100%   $ 116,765          100%       7,314          --%
                                                         --------         ----    ---------         ----       ------        ----

 Operating expenses:
   Salaries, wages and benefits                            65,003         52.4       59,553         51.0       (5,450)       (1.4)
   Rent expense                                             6,032          4.9        5,852          5.0         (180)        0.1
   Depreciation                                             7,864          6.3        7,048          6.0         (816)       (0.3)
   Other operating expenses                                33,958         27.4       32,918         28.2       (1,040)        0.8
                                                         --------         ----    ---------         ----       ------        ----
     Total operating expense                              112,857         91.0      105,371         90.2       (7,486)       (0.8)
                                                         --------         ----    ---------         ----       ------        ----
 Operating income                                        $ 11,222          9.0%   $  11,394          9.8%        (172)       (0.8)%
                                                         ========         ====    =========         ====       ======        ====



                                                                                Twenty-Eight Weeks Ended
                                                      ------------------------------------------------------------------------------
                                                                                                                     Change
                                                                                                               ---------------------
                                                      December 15,    Percent of  December 16,   Percent of               Percent of
                                                          1995         Revenues      1994         Revenues     Amount      Revenues
                                                      ------------    ----------  ------------   ----------    ------     ----------
 Operating revenues                                      $ 285,392         100%   $ 268,267          100%      $ 17,125        --%
                                                         ---------        ----    ---------         ----       --------      ----

 Operating expenses:
   Salaries,  wages  and benefits                          150,814        52.9      140,404         52.3        (10,410)     (0.6)
   Rent expense                                             14,367         5.0       13,641          5.1           (726)      0.1
   Depreciation                                             18,053         6.3       15,736          5.9         (2,317)     (0.4)
   Other operating expenses                                 80,814        28.3       76,740         28.6         (4,074)      0.3
   Litigation settlement and restructuring costs, net       (1,019)       (0.3)          --           --          1,019       0.3
                                                         ---------        ----    ---------         ----       --------      ----
     Total operating expense                               263,029        92.2      246,521         91.9        (16,508)     (0.3)
                                                         ---------        ----    ---------         ----       --------      ----
 Operating income                                        $  22,363         7.8%   $  21,746          8.1%      $    617      (0.3)%
                                                         =========        ====    =========         ====       ========      ====
 Centers open at the end of each quarter                     1,142                    1,147                          (5)
                                                         =========                =========                    ========

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Operating revenues - Operating revenues increased $7.3 million, or 6.3%, and $17.1 million or 6.4% for the second quarter and year-to-date fiscal 1996, respectively, over the comparable periods in fiscal 1995. The increase in revenues is attributable to a 4.2% weighted average tuition increase implemented in the fall of 1995 and new centers opened or acquired during fiscal 1995 and the first two quarters of fiscal 1996. The tuition increase is comparable to the prior year weighted average increase of 4.4%, which was previously disclosed as a simple average of 5.5%. The increase in operating revenues was partially offset by center closings during fiscal 1995 and early fiscal 1996 and a slight decline in center occupancy during the first two quarters of fiscal 1996 as compared with the first two quarters of fiscal 1995. Same center revenues, defined as revenues from centers in operation during both full periods were up 4.0% and 4.3% for second quarter 1996 and year-to-date fiscal 1996, respectively, over the comparable periods in fiscal 1995. Total Company occupancy decreased 1.1% and 1.2% to 75.7% and 75.9% for the second quarter and year-to-date fiscal 1996, respectively. Same center occupancy decreased 0.6% to 76.6% for the quarter and 0.4% to 76.8% year-to-date fiscal 1996. Although occupancy is below last year, management believes that the decrease appears favorable in light of heavy competitor promotional activities in certain markets and some expected disruption caused by the recent management changes.

         During year-to-date fiscal 1996, the Company has opened 11 new community centers, 4 KINDERCARE AT WORK(R) centers and 6 KID'S CHOICE(TM) centers for a total of 21 new centers. During the same period last year, the Company opened 13 new community centers, 3 KINDERCARE AT WORK(R) centers and 6 KID'S CHOICE(TM) centers for a total of 22 new centers. One community center was converted to a KID'S CHOICE(TM) in year-to-date fiscal 1996, and two community centers were converted to the KID'S CHOICE(TM) format in the first two quarters of fiscal 1995. Since the end of the second quarter 1995, the Company has opened or acquired a total of 43 new centers with an average building capacity of 155 children and has closed 48 centers with an average building capacity of 120 children. Consequently, total center capacity has increased from approximately 137,000 at the end of second quarter fiscal 1995 to approximately 138,000 at the end of second quarter fiscal 1996.

Salaries, wages and benefits - Salaries, wages and benefits increased, as a percentage of operating revenues, by 1.4% and 0.6% for the second quarter 1996 and year-to-date fiscal 1996, respectively, compared to the corresponding periods in fiscal 1995. During the second quarter 1995, the Company recorded favorable adjustments to its employee medical costs due to new program roll-outs and management focus on medical cost containment. As this adjustment resulted from the reversal of an accrual recorded in the first quarter of the prior year, year-to-date results were not affected, and are comparable with the current year. This accounted for about one half of the quarterly variance.

Rent Expense - Rent expense decreased 0.1%, as a percentage of revenues, for the second quarter and year-to-date fiscal 1996 versus the corresponding periods in fiscal 1995. These decreases were due to the closing of 19 leased facilities since the end of the second quarter 1995.

Depreciation - Depreciation expense for the second quarter 1996 increased $0.8 million from second quarter 1995, and $2.3 million year-to-date fiscal 1996 versus the same period in the prior year. The majority of this increase was due to the purchase of computers for children's educational programs which were installed in centers during the last half of fiscal 1995. The

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

remaining increase was due to depreciation on new centers opened after the second quarter 1995, offset partially by centers closed.

Other operating expenses - Other operating expenses decreased, as a percentage of revenues, 0.8% and 0.3% for the second quarter and year-to-date fiscal 1996, respectively. These improvements are mostly due to a decrease in insurance costs from improving experience and gains on the sales of assets of approximately $0.3 million and $1.2 million for the quarter and year-to-date fiscal 1996, respectively.

Litigation Settlement and Restructuring, net

         Litigation settlement - On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery.

         Restructuring - On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment, the Company made substantial changes to its field operations management and support functions and is evaluating certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services. As a result of these changes, the Company charged $4.0 million of restructuring costs, primarily severance agreements, against fiscal 1996 earnings during the quarter ending September 22, 1995 ("first quarter 1996").

         New management has limited KID'S CHOICE(TM) development to contracts in process, until the concept is more fully developed, and recorded an impairment loss of $6.3 million in first quarter 1996, consisting of a writedown of $5.3 million for the recoverability of long lived assets, primarily leasehold improvements, and $1.0 million for anticipated lease termination costs.

Operating income - For the second quarter 1996, operating income of $11.2 million was slightly below the comparable quarter in fiscal 1995; and, operating margin of 9.0% was 0.8% below the prior year. Operating income year-to-date increased $0.6 million to $22.4 million from $21.8 million. However, year-to-date fiscal 1996 operating income of $21.3 million before litigation settlement and restructuring costs decreased $0.4 million, and operating margin of 7.5% decreased 0.6% from the comparable period in the prior year. This decrease is primarily attributable to increases in salaries and benefits and depreciation on newly acquired assets.

         EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the second quarter 1996 increased $0.5 million to $19.1 million from $18.6 million for the second quarter 1995, but as a percentage of operating revenues, decreased to 15.4% from 15.9%. EBITDA for year-to-date fiscal 1996 increased $2.8 million to $40.6

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

million, or 14.2% of operating revenues, from $37.8 million, or 14.1% of operating revenues for the comparable period in 1995. Year-to-date EBITDA, before litigation settlement and restructuring costs, was $39.6 million, an increase of $1.8 million over the comparable period in the prior year. As a percentage of revenues, year-to-date EBITDA, before litigation settlement and restructuring costs, decreased 0.2% to 13.9% from 14.1%. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs nor does it represent cash flow from operations as defined by generally accepted accounting principles.

Interest expense, net - Net interest expense decreased $0.1 million to $3.8 million for second quarter 1996 from $3.9 million in second quarter 1995. Year-to-date net interest expense decreased to $9.1 million in fiscal 1996 from $9.2 million in fiscal 1995. The second quarter decrease is attributable to a decrease in average long-term debt obligations during the respective quarters partially offset by a $0.2 million reduction in interest income. The Company's weighted average interest rate on its long-term debt including amortization of debt issuance costs, was 11.2% for second quarter 1996 versus 10.3% for second quarter 1995 and 10.9% for year-to-date fiscal 1996 versus 10.3% for year-to-date fiscal 1995.

Income tax expense - Income tax expense for the second quarter 1996 and year-to-date fiscal 1996 of $2.9 million and $5.2 million, respectively, are in excess of amounts computed by applying statutory Federal income tax rates to income before taxes due primarily to state income taxes. Any tax benefits recognized subsequent to April 2, 1993, the effective date from which the Company emerged from bankruptcy, relating to the valuation allowance for deferred taxes at April 2, 1993 are recorded as direct additions to additional paid-in capital. Additional paid-in capital was increased by approximately $1.3 million and $1.8 million for tax benefits recognized in the second quarter 1996 and year-to-date fiscal 1996, respectively.

LIQUIDITY & CAPITAL RESOURCES

         New enrollments are generally highest in September and January, with attendance declining during July and August and the year-end holiday season.
To prepare centers for new, increased fall enrollments, the Company seeks during the summer months to open new centers, accelerate renovations and improvements to existing facilities, and accelerate purchases of equipment. Consequently, the combination of decreased attendance and escalated capital activity during the summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for the second quarter 1996 was $26.8 million, compared to $30.8 million for the second quarter 1995. The ratio of current assets to current liabilities was .49 to 1 at December 15, 1995 versus .51 to 1 at June 2, 1995. Management believes that the combination of cash provided from operations and funds available under the Company's revolving credit facility are adequate to meet the Company's working capital needs.

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

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         During first quarter 1996, the Company repurchased 205,000 shares of its common stock for $2.7 million. On September 29, 1995, the Company repurchased an additional 540,883 shares of its common stock for $7.3 million completing the Company's $10.0 million stock buy-back program. A total of 745,883 shares were repurchased at a $13.41 average cost per common share. Treasury stock purchased under the buy-back program was retired in October 1995.

         During first quarter 1996, the Company received $1.9 million in cash from the repayments of notes receivable related to the sales of centers in prior years. In addition, the Company also received $2.2 million in cash from the sale of assets during the first quarter 1996 and $1.2 million in cash from the sale of assets during the second quarter 1996.

Capital Expenditures

         In connection with the restructuring, management is continuing to reorganize its real estate and center development functions. As a result, management has reduced its estimate for new openings for fiscal year 1996, and anticipates opening between 35 and 40 new centers, consisting of 22 to 25 community centers, four to five KINDERCARE AT WORK(R) centers, and 9 to 10 KID'S CHOICE(TM) centers. The fiscal year 1996 new center openings reflect a slow-down in the development of the Company's KID'S CHOICE(TM) format as current management does not believe the new format concept is meeting its full potential and needs further refinement. The Company also is experiencing delays in acquiring and receiving all required permits for new community center locations. New community center development typically takes 18 to 24 months and KID'S CHOICE(TM) centers typically require four to nine months to develop. Frequently, new site negotiations are delayed or canceled, or construction delayed for a variety of reasons, many outside the control of management. No assurance can be given by management that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines.

         Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, approximately 50% of the centers are equipped with computers for children's educational programs.

         Capital expenditures year-to-date fiscal 1996, amounted to approximately $38.9 million. Approximately $8.1 million was spent on renovations and improvements to existing facilities, approximately $6.6 million on equipment purchases and the remaining $24.2 million on new center development. Capital expenditures for year-to-date fiscal 1995 amounted to approximately $29.2 million, of which approximately $9.7 was spent on renovations and improvements to existing facilities, approximately $5.1 million on equipment purchases and the remaining $14.4 million on new center development.

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

                                    PART II

                               OTHER INFORMATION


Item 1.          Legal Proceedings

                 As previously reported, the Company was a co-defendant to a stockholder suit filed in the Circuit Court of Montgomery County, Montgomery, Alabama. The suit was for $20 million in compensatory damages and $20 million in punitive damages in each of seven counts. The Company was named as a defendant in five of those seven counts. In December 1995, the other defendants settled with the shareholders. The plaintiffs have dismissed all charges against the Company.



Item 4.          Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of Shareholders of the Company was held on November 13, 1995 at which time the following matters were brought before and voted upon by the shareholders.

         1. The election of the following to the Board of Directors to serve until the 1996 Annual Meeting of Shareholders.

                                                  For              Against           Abstain
                                              ----------           -------           -------
         Sandra W. Scarr, Ph.D.               17,970,163            23,779             -0-
         Thomas E. Bronson                    17,970,854            23,088             -0-
         M. Taylor Dawson, Jr.                17,970,384            23,558             -0-
         Mark Dickstein                       17,197,599           796,343             -0-
         Jeffrey S. Halis                     17,972,443            21,449             -0-
         Malcolm T. Hopkins                   17,972,552            21,390             -0-
         Bruce A. Karsh                       17,972,503            21,439             -0-
         Geraldine B. Laybourne               17,972,936            21,006             -0-
         Ken Miller                           17,274,824           719,118             -0-


         2. To ratify the selection of KPMG Peat Marwick LLP for fiscal year ending May 31, 1996 as the Company's independent auditors:

                For              Against           Abstain
            ----------           -------           -------
            17,964,288           22,887             6,767


Item 6.          Exhibits and reports on Form 8-K

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                        KINDERCARE LEARNING CENTERS, INC.
                                        ------------------------------------
                                        (Registrant)



Date: January 19, 1996                  /s/ Sandra W. Scarr
                                        ------------------------------------
                                        Sandra W. Scarr
                                        Chairman and Chief Executive Officer





Date: January 19, 1996                  /s/ Philip L. Maslowe
                                        ------------------------------------
                                        Philip L. Maslowe
                                        Executive Vice-President,
                                        Chief Financial Officer, and
                                        Treasurer