Form 10-Q
period 1996-03-08
KINDERCARE LEARNING CENTERS INC /DE
filed 1996-04-17
CIK 832812

         -------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

         (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 8, 1996

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

                                      NONE
                  (Former name, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes     X     No
                                             ----       ----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     X     No
                             ----       -----

         The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at April 5, 1996 was 19,760,850.
================================================================================

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                    Page Numbers
                                                                                                    ------------
PART I.            FINANCIAL INFORMATION:
                   Consolidated Statements of Operations for the twelve weeks ended March 8, 1996 and March 10, 1995, and the forty weeks ended March 8, 1996 and March 10, 1995 . . . . . . . . . . . . . . . . . . . . . .  2

                   Consolidated Balance Sheets as of March 8 1996, and
                     June 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                   Consolidated Statements of Cash Flows for the
                     forty weeks ended March 8, 1996 and
                     March 10, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  7

                   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .  9

Part II            OTHER INFORMATION: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                   Item 1.  Legal Proceedings

                   Item 6.  Exhibits and Reports on Form 8-K

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                                     PART I
                             FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                          TWELVE WEEKS ENDED                       FORTY WEEKS ENDED
                                                 -------------------------------------     ------------------------------------
                                                     MARCH 8,            MARCH 10,            MARCH 8,            MARCH 10,
                                                       1996                1995                 1996                1995
                                                 ----------------    -----------------     ----------------    ----------------
              Operating revenues                 $        123,641     $        115,696      $      409,033      $       383,963
                                                 ----------------     ----------------      --------------      ---------------
              Other operating expenses:
                  Salaries, wages and
                     benefits                              65,417               60,464             216,231              200,868
                  Rent expense                              6,062                6,299              20,429               19,940
                  Depreciation                              7,373                6,204              25,427               21,940
                   Provision for allowance
                     for doubtful accounts                    556                  903               2,348                2,680
                  Other operating expenses                 30,719               30,594             109,955              105,556
                  (Gain) loss on litigation
                    settlements, net of
                    restructuring costs                        --                 (888)             (1,019)                (888)
                                                 ----------------     ----------------      --------------      ---------------
                       Total operating
                          expenses                        110,127              103,576             373,371              350,096
                                                 ----------------     ----------------      --------------      ---------------
              Operating income                             13,514               12,120              35,662               33,867

              Net investment income                            27                1,170                 403                1,466

              Interest expense                              3,921                4,198              13,140               13,681
                                                 ----------------     ----------------      --------------      ---------------
              Income before income
                 taxes                                      9,620                9,092              22,925               21,652


              Income tax expense                            3,752                3,488               8,941                8,445
                                                 ----------------     ----------------      --------------      ---------------
              Net income                         $          5,868     $          5,604      $       13,984      $        13,207
                                                 ================     ================      ==============      ===============
              Income per share                   $            .30     $            .28      $          .69      $         $ .64
                                                 ================     ================      ==============      ===============
              Weighted average common
                  shares outstanding                       19,759               20,351              20,133               20,659
                                                 ================     ================      ==============      ===============

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                         MARCH 8,             JUNE 2,
                           ASSETS                                                          1996                1995
                                                                                       ------------         ------------
                           Current assets:
                              Cash and cash equivalents                                  $    9,861           $   14,237
                              Accounts receivable:
                                 Tuition, net of allowances of
                                      $1,143 (1996) and $873 (1995)                          14,089                9,913
                                 Other                                                          736                1,156
                              Prepaid expenses and supplies                                  10,559                8,282
                                                                                         ----------           ----------
                                      Total current assets                                   35,245               33,588

                           Property and equipment                                           543,213              497,690
                                Less accumulated depreciation and
                                    amortization                                             83,735               55,244
                                                                                         ----------           ----------

                                      Net property and equipment                            459,478              442,446
                                                                                         ----------           ----------
                           Investments                                                           --                1,981

                           Other assets                                                      22,081               23,263
                                                                                         ----------           ----------

                                                                                         $  516,804           $  501,278
                                                                                         ==========           ==========





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                           LIABILITIES AND                                                 MARCH 8,                JUNE 2,
                           SHAREHOLDERS' EQUITY                                              1996                   1995
                                                                                       -----------------        ---------------
                           Current liabilities:
                               Accounts payable                                        $           8,708         $       12,639
                               Bank overdrafts                                                    10,707                  7,021
                               Current portion of long-term debt                                     841                    889
                               Accrued expenses and other liabilities                             48,241                 45,926
                                                                                       -----------------         --------------

                                    Total current liabilities                                     68,497                 66,475

                           Long-term debt                                                        153,767                159,505
                           Self-insurance liabilities                                             21,377                 17,927
                           Other noncurrent liabilities                                           19,986                 13,133
                                                                                       -----------------         --------------

                                    Total liabilities                                            263,627                257,040
                                                                                       -----------------         --------------

                           Shareholders' equity:
                               Preferred stock, $.01 par value; authorized
                                   10,000,000 shares; none outstanding                                --                     --
                               Common stock, $.01 par value; authorized
                                   40,000,000 shares; issued and outstanding
                                   19,672,800 and 20,119,818 shares at
                                   March 8, 1996 and June 2, 1995,
                                   respectively                                                      196                    200
                           Additional paid-in capital                                            198,964                203,890
                           Retained earnings                                                      54,101                 40,116
                           Cumulative foreign currency translation                                  (84)                     32
                                                                                       -----------------         --------------

                                      Total shareholders' equity                                 253,177                244,238
                                                                                       -----------------         --------------

                                                                                       $         516,804         $     501,278
                                                                                       =================         ==============





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                   FORTY WEEKS ENDED
                                                                                      -------------------------------------------
                                                                                           MARCH 8,               MARCH 10,
                                                                                             1996                    1995
                                                                                      -------------------     -------------------
                   Cash flow from operations:
                       Net income                                                           $      13,984          $       13,207
                       Adjustments to reconcile net income to net cash
                        provided by operating activities:
                      Depreciation                                                                 25,427                  21,940
                      Writedown of KID'S CHOICE(TM) property and
                        equipment                                                                   5,312                      --
                      Gains on sales of property and equipment                                     (1,359)                     --
                      Change in operating assets and liabilities:
                          Trade receivables                                                        (2,661)                  2,262
                          Prepaid expenses and supplies                                            (2,893)                  6,963
                          Other assets                                                                199                   1,091
                          Accounts payable, accrued expenses and
                           other liabilities                                                        7,720                   4,965

                      Other, net                                                                      786                    (519)
                                                                                            -------------          --------------

                   Net cash provided by operating activities                                $      46,515          $       49,909
                                                                                            -------------          --------------





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)




                                                                                                  FORTY WEEKS ENDED
                                                                                      ------------------------------------------
                                                                                            MARCH 8,              MARCH 10,
                                                                                              1996                   1995
                                                                                      --------------------    ------------------
                   Cash flow from investing activities:
                      Purchases of property and equipment
                                                                                        $          (50,653)    $         (40,612)
                      Proceeds from sale of property and
                           equipment                                                                 3,697                 4,487
                       Proceeds from redemption of investments                                       3,396                 1,100
                       Proceeds from collection of notes receivable                                  2,042                    --
                       Other net                                                                        --                   (16)
                                                                                        ------------------     -----------------
                   Net cash used by investing activities                                           (41,518)              (35,041)
                                                                                        ------------------     -----------------

                   Cash flow from financing activities:
                      Payments on long-term borrowings                                              (5,786)              (15,806)
                      Bank overdrafts                                                                3,688                 5,158
                      Warrants and options exercised                                                 2,725                 1,057
                      Purchase and retirement of treasury stock                                    (10,000)                   --
                                                                                        ------------------     -----------------

                   Net cash used by financing activities                                            (9,373)               (9,591)
                                                                                        ------------------     -----------------

                   Increase (decrease) in cash and cash equivalents                                 (4,376)                5,277
                   Cash and cash equivalents at the beginning of the period                         14,237                11,963
                                                                                        ------------------     -----------------

                   Cash and cash equivalents at the end of the period                   $            9,861     $          17,240
                                                                                        ==================     =================


                   Supplementary cash flow information:
                      Interest paid                                                     $            8,010     $           8,546
                                                                                        ==================     =================
                      Income taxes paid                                                 $            3,497     $           2,022
                                                                                        ==================     =================





See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



(1)      GENERAL

         The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the forty weeks ended March 8, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended June 2, 1995.

(2)      FISCAL YEAR

         The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1996 and 1995 fiscal years are each 52 weeks long.

(3)      BANK OVERDRAFT

         Bank overdrafts represent checks, issued to vendors and employees, not yet presented for payment.

(4)      GAINS ON LITIGATION SETTLEMENTS, NET OF RESTRUCTURING COSTS

         On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery.

         On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment the Company made substantial changes to its field operations management and support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services. As a result of these changes, the Company charged $4.0 million of restructuring costs against fiscal 1996 earnings during the first quarter ending September 22, 1995 ("first quarter 1996"). These costs primarily related to severance agreements.

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

In third quarter 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

(5)      COMPUTATION OF INCOME PER SHARE

         Income per share amounts are computed based on the weighted average number of shares actually outstanding for the twelve and forty weeks ended March 8, 1996, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):

                                             TWELVE WEEKS ENDED                    FORTY WEEKS ENDED
                                         ---------------------------------------------------------------------
                                           MARCH 8,          MARCH 10,          MARCH 8,          MARCH 10,
                                             1996               1995               1996              1995
                                         ---------------------------------------------------------------------
 Weighted average common shares
 outstanding                                  19,584            20,115             19,722             20,086
    Dilutive effect of common
 stock equivalents                               175               236                411                573
                                          --------------------------------------------------------------------
 Primary shares outstanding                   19,759            20,351             20,133             20,659
    Fully dilutive effect of
    common stock equivalents                      --                35                 --                 --
                                          --------------------------------------------------------------------
 Fully diluted shares
 outstanding                                  19,759            20,386             20,133             20,659
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

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The twelve weeks and the forty weeks ended March 8, 1996 ("third quarter 1996" and "year-to-date fiscal 1996", respectively) compared to the twelve weeks and the forty weeks ended March 10, 1995 ("third quarter 1995" and "year-to- date fiscal 1995", respectively).

         The following tables show the comparative operating results of the Company for third quarter 1996 and 1995 and for year-to-date 1996 and 1995 (dollars in thousands):

                                                                         Twelve Weeks Ended
                                            ---------------------------------------------------------------------------
                                                                                                         Change
                                                                                                 ----------------------
                                             March 8,     Percent of     March 10,  Percent of               Percent of
                                               1996        Revenues         1995     Revenues    Amount       Revenues
                                            ---------     ----------     ---------  ----------   -------     ----------
Operating revenues                          $ 123,641       100.0%        $115,696    100.0%     $ 7,945         --%
                                            ---------       -----         --------    -----      -------        ----
Operating expenses:
 Salaries, wages and benefits                  65,417        52.9           60,464     52.3       (4,953)       (0.6)
 Rent expense                                   6,062         4.9            6,299      5.4          237         0.5
 Depreciation                                   7,373         6.0            6,204      5.4       (1,169)       (0.6)
 Other operating expenses                      31,275        25.3           31,497     27.2          222         1.9
 (Gain) loss on litigation settlements,
   net of restructuring costs                      --          --            (888)     (0.8)        (888)       (0.8)
                                            ---------       -----         -------     -----      -------        ----
      Total operating expense                 110,127        89.1          103,576     89.5       (6,551)         .4
                                            ---------       -----         --------    -----      -------        ----
Operating income                               13,514        10.9%        $ 12,120     10.5%       1,394          .4%
                                            =========       =====         ========    =====      =======        ====

                                                                         Forty Weeks Ended
                                            ---------------------------------------------------------------------------
                                                                                                         Change
                                                                                                 ----------------------
                                             March 8,     Percent of     March 10,  Percent of               Percent of
                                               1996        Revenues         1995     Revenues    Amount       Revenues
                                            ---------     ----------     ---------  ----------   -------     ----------
Operating revenues                          $409,033        100.0%        $383,963    100.0%     $ 25,070         --%
                                            --------        -----         --------    -----      --------       ----
Operating expenses:
 Salaries, wages and benefits                216,231         52.8          200,868     52.3       (15,363)      (0.5)
 Rent expense                                 20,429          5.0           19,940      5.2          (489)       0.2
 Depreciation                                 25,427          6.2           21,940      5.7        (3,487)      (0.5)
 Other operating expenses                    112,303         27.5          108,236     28.2        (4,067)       0.7
 (Gain) loss on litigation settlements,
   net of restructuring costs                 (1,019)        (0.2)            (888)    (0.2)          131       0.0
                                            --------        -----         --------    -----      --------      ----
      Total operating expense                373,371         91.3          350,096     91.2       (23,275)     (0.1)
                                            --------        -----         --------    -----      --------      ----
Operating income                              35,662          8.7%        $ 33,867      8.8%        1,795      (0.1)%
                                            ========        =====         ========    =====      ========      ====
Centers open at the end of
 each quarter                                  1,146                         1,147                     (1)
                                            ========                      ========               ========

         Operating revenues - Operating revenues increased $7.9 million, or 6.9%, and $25.1 million or 6.5% for third quarter and year-to-date fiscal 1996, respectively, over the comparable periods in fiscal 1995. Same center revenues, defined as revenues from centers in operation during both full periods, were up 4.1% and 4.2% for third quarter 1996 and year-to-date fiscal 1996, respectively, over the comparable periods in fiscal 1995. The increase in total revenues is attributable to a 4.2% weighted average tuition increase implemented in the fall of 1995 and new center openings, offset by a slight decline in same center occupancy and center closings. The tuition increase is slightly less than the prior year weighted average increase of 4.4%, which was previously disclosed as a simple average of 5.5%.

         Total company occupancy decreased 0.7% and 0.6% to 73.6% and 75.2% for third quarter and year-to-date fiscal 1996, respectively. Total occupancy is lower due to a slight decline in same center occupancy and lower than average center occupancy on new centers opened less than one year. New center occupancy generally builds and matures over a twelve to 30 month period based on location and time of year opened. Same center occupancy decreased 0.3% to 74.5% for the quarter and 0.4% to 76.1% year-to-date fiscal 1996. Although same center occupancy is below last year, management believes that the decrease appears favorable in light of tuition increases, heavy competitor promotional activities in certain markets, and some expected disruption caused by management changes made during the year.

         Center format count data for the third quarter and year-to-date are as follows:

                              Third Quarter       Third Quarter       Year-to-date        Year-to-date
                                 1996                 1995             Fiscal 1996         Fiscal 1995
                              -------------       -------------       ------------        ------------
Beginning of period                1,142                1,147               1,137               1,132
                              -------------       -------------       ------------        ------------
Additions:
    Community                          4                    3                  15                  16
    KCAW                               2                    0                   6                   3
    Kid's Choice                       2                    1                   8                   7
                               ------------       -------------       ------------        ------------
                                       8                    4                  29                  26
Closings                              (4)                  (4)                (20)                (11)
                               ------------       -------------       ------------        ------------
End of reporting period            1,146                1,147               1,146               1,147
                               ============       =============       ============        ============

Since the end of the third quarter 1995, the Company has opened or acquired a total of 45 new centers with an average building capacity of 159 children and has closed 46 centers with an average building capacity of 111 children. Consequently, total center capacity has increased from approximately 137,000 at the end of third quarter fiscal 1995 to approximately 139,000 at the end of third quarter fiscal 1996.

         Salaries, wages and benefits - Salaries, wages and benefits increased, as a percentage of operating revenues, by 0.6% and 0.5% for third quarter 1996 and year-to-date fiscal 1996, respectively, compared to the corresponding periods in fiscal 1995. The increase is attributable to increased hours and wage rates since third quarter 1995 offset partially by improvements in field overhead and administrative costs due to management reorganization. Management continues to assess and evaluate its field organization and expects to initiate additional changes in the near future. These changes will be initiated to capture additional management operating effectiveness and efficiencies, and to focus and improve the overall quality of services. Reorganization costs associated with these future changes are not presently determinable, but management believes the long-term benefits of these future changes will more than offset the potential one-time reorganization costs.

         Rent Expense - Rent expense decreased 0.5% and 0.2%, as a percentage of revenues, for third quarter 1996 and year-to-date fiscal 1996, respectively, versus the corresponding periods in fiscal 1995. These decreases were due to the closing of 13 leased facilities since the end of third quarter 1995.

         Depreciation - Depreciation expense for third quarter 1996 increased $1.2 million from third quarter 1995, and $3.5 million year-to-date fiscal 1996 versus the same period in the prior year. The majority of this increase was due to depreciation on computers purchased for children's educational programs which were installed in centers during the third and fourth quarters of fiscal 1995. The remaining increase was due to depreciation on new centers opened after third quarter 1995, offset partially by centers closed.

         Other operating expenses - Other operating expenses decreased, as a percentage of revenues, 1.9% and 0.7% for the third quarter and year-to-date fiscal 1996, respectively. These improvements are mostly due to a decrease in insurance costs from improving experience and gains on the sales of assets.

Gains on Litigation Settlements, Net of Restructuring Costs

         Litigation settlements - On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in US Bankruptcy Court in Montgomery.

         In third quarter 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and Enstar's former Chairman of the Board.

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

         Operating income - Third quarter operating income of $13.5 million was $1.4 million, or 11.5%, higher than operating income for the comparable quarter in fiscal 1995; and, year-to-date fiscal 1996 operating income of $35.7 million increased $1.8 million, or 5.3%, from the comparable period in the prior year. Third quarter operating margin of 10.9% was 0.4%, as a percentage of operating revenues, above the comparable quarter in fiscal 1995; and, year-to-date operating margin of 8.7% decreased 0.1%, as a percentage of operating revenues, from 8.8% for year-to-date 1995. This decrease is primarily attributable to increases in salaries and benefits and depreciation on newly acquired assets. The comparability to prior year results for the quarter and the year-to-date periods are also affected by litigation settlements received in third quarter 1995 and first quarter 1996 (see Note 4 to the financial statements). Before gains on litigation settlements, net of restructuring costs, third quarter 1996 operating income of $13.5 million was $2.3 million, or 20.3%, higher than operating income for the comparable quarter in fiscal 1995; and, year-to-date fiscal 1996 operating income of $34.6 million increased $1.7 million, or 5.0%, from the comparable period in the prior year. The operating margin, before gains on litigation settlements, net of restructuring costs, for third quarter 1996 of 10.9% was 1.2%, as a percentage of operating revenues, above the comparable quarter in fiscal 1995; and, the year-to-date operating margin of 8.5% decreased 0.1%, as a percentage of operating revenues, from the comparable period in the prior year.

         EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for third quarter 1996, increased $1.4 million to $20.9 million from $19.5 million for the comparable period in the prior year; and, as a percentage of operating revenues, increased 0.1% to 16.9% from 16.8%. EBITDA for year-to-date fiscal 1996 increased $4.2 million to $61.5 million, or 15.0% of operating revenues, from $57.3 million, or 14.9% of operating revenues, for the comparable period in 1995. Before gains on litigation settlements, net of restructuring costs, EBITDA for third quarter 1996, increased $2.3 million to $20.9 million from $18.6 million for third quarter 1995, and as a percentage of operating revenues, increased 0.8% to 16.9% from 16.1%. Before gains on litigation settlements, net of restructuring costs, year-to-date EBITDA, was $60.5 million, an increase of $4.1 million over the comparable period in the prior year and, as a percentage of revenues, increased 0.1% to 14.8% from 14.7%. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs nor does it represent cash flow from operations as defined by generally accepted accounting principles.

         Net investment income - Net investment income was nil for third quarter 1996 compared to $1.2 million for third quarter 1995 and $0.4 million year-to-date 1996 compared to $1.5 million year-to-date 1995, primarily due to the sale of certain investments during third quarter 1995.

         Interest expense - Interest expense decreased $0.3 million to $3.9 million for third quarter 1996 from $4.2 million in third quarter 1995. Year-to-date interest expense decreased to $13.1 million in fiscal 1996 from $13.7 million in fiscal 1995. The third quarter 1996 decrease is attributable to a decrease in average long-term debt obligations outstanding during the respective quarters. The Company's weighted average interest rate on its long-term debt, including amortization of debt issuance costs, was 10.7 % for third quarter 1996 versus 10.8% for third quarter 1995 and 10.7% for year-to-date fiscal 1996 versus 10.5% for year-to-date fiscal 1995.

         Income tax expense - Income tax expense for third quarter 1996 and year-to-date fiscal 1996 of $3.8 million and $8.9 million, respectively, are in excess of amounts computed by applying statutory Federal income tax rates to income before taxes due primarily to state income taxes. Any tax benefits recognized subsequent to April 2, 1993, the effective date from which the Company emerged from bankruptcy, relating to the valuation allowance for deferred taxes at April 2, 1993 are recorded as additions to additional paid-in capital. Additional paid-in capital was increased by approximately $0.4 million and $2.1 million for tax benefits recognized in third quarter 1996 and year-to-date fiscal 1996, respectively.

LIQUIDITY & CAPITAL RESOURCES

         New enrollments are generally highest in September and January, with attendance declining during July and August and the year-end holiday season.
To prepare centers for new, increased fall enrollments, the Company seeks during the summer months to open new centers, accelerate renovations and improvements to existing facilities, and accelerate purchases of equipment. Consequently, the combination of decreased attendance and escalated capital activity during the summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for the forty weeks ended March 8, 1996 was $46.5 million, compared to $49.9 million for the comparable period in 1995. The ratio of current assets to current liabilities was .51 to 1 at March 8, 1996 and June 2, 1995. Management believes that the combination of cash provided from operations and funds available under the Company's revolving credit facility are adequate to meet the Company's working capital needs.

         During first quarter 1996, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in US Bankruptcy Court in Montgomery.

         During first quarter 1996, the Company repurchased 205,000 shares of its common stock for $2.7 million. During second quarter 1996, the Company repurchased an additional 540,883 shares of its common stock for $7.3 million completing the Company's $10.0 million stock buy-back program. A total of 745,883 shares were repurchased at a $13.41 average cost per common share. Treasury stock purchased under the buy-back program was retired in second quarter 1996.

         During first quarter 1996, the Company received $1.9 million in cash from the repayments of notes receivable related to the sales of centers in prior years. In addition, the Company also received $2.2 million in cash from the sale of assets during the first quarter 1996, $1.2 million in cash from the sale of assets during the second quarter 1996, and $0.3 million in cash from the sale of assets during third quarter 1996.

Capital Expenditures

         In connection with the restructuring, management is continuing to reorganize its real estate and center development functions. As a result, management has reduced its estimate for new openings for fiscal year 1996, and anticipates opening between 37 and 40 new centers, consisting of 22 to 25 community centers, six KINDERCARE AT WORK(R) centers, and nine to ten KID'S CHOICE(TM) centers. The fiscal year 1996 new center openings reflect a slow-down in the development of the Company's KID'S CHOICE(TM) format as current management does not believe the new format concept is meeting its full potential and needs further refinement. The Company has also experienced delays in acquiring and receiving all required permits for new community center locations. New community center development typically takes 18 to 24 months and KID'S CHOICE(TM) centers typically require four to nine months to develop. Frequently, new site negotiations are delayed or canceled, or construction is delayed for a variety of reasons, many outside the control of management. No assurance can be given by management that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines.

         Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, approximately 50% of the centers are equipped with computers for children's educational programs. By the end of June 1996, most centers will be equipped with computers.

         Capital expenditures year-to-date fiscal 1996, amounted to approximately $50.7 million. Approximately $11.6 million was spent on renovations and improvements to existing facilities, approximately $8.0 million on equipment purchases and the remaining $31.1 million on new center development. Capital expenditures for year-to-date fiscal 1995 amounted to approximately

$40.6 million, of which approximately $13.8 million was spent on renovations and improvements to existing facilities, approximately $7.0 million on equipment purchases and the remaining $19.8 million on new center development.

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

                               OTHER INFORMATION





Item 1.          Legal Proceedings

                 None




Item 6.          Exhibits and reports on Form 8-K

    a)                    Exhibit Index

   10(l-4)       Fourth Amendment to the Credit Agreement dated April 5, 1996

   27            Financial Data Schedule (for SEC use only)

    b)           Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           KINDERCARE LEARNING CENTERS, INC.                 .
                           ---------------------------------------------------
                           (Registrant)



Date: April 12, 1996       /s/ Sandra W. Scarr                               .
                           ---------------------------------------------------
                           Sandra W. Scarr
                           Chairman and Chief Executive Officer




Date: April 12, 1996       /s/ Philip L. Maslowe                             .
                           ---------------------------------------------------
                           Philip L. Maslowe
                           Executive Vice-President, Chief Financial Officer
                           and Treasurer