Form 10-K
period 1996-05-31
KINDERCARE LEARNING CENTERS INC /DE
filed 1996-08-29
CIK 832812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

               WARRANTS TO PURCHASE COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes   X        No
                                          ------        ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's known information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $139,641,963 at July 26, 1996 based on a closing market price of $15.25 for the Common Stock on such date as reported by the Nasdaq National Market.

         The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at July 26, 1996 was 19,172,558.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court.
                                        [X] Yes          [ ] No

         Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on November 13, 1996.

===============================================================================

                                     PART 1

                                ITEM 1. BUSINESS

                              RECENT DEVELOPMENTS


ORGANIZATIONAL CHANGES

         On April 16, 1996, KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") implemented significant organizational changes in both field and facilities management, including redefining the roles and responsibilities of Center Directors and the other field management positions. These changes were implemented to increase operating efficiencies by: 1) eliminating unnecessary layers of management, 2)increasing field management authority, and 3) empowering center directors.

         Under the new organizational structure, four Regional Vice Presidents are responsible for center operations in each of their respective geographical areas. Each region is divided into 11 to 14 areas led by an Area Coordinator who in turn is responsible for an average of 23 centers. A new position, Vice President of Operations, has been created to coordinate the activities of the four Regional Vice Presidents and regional activities with the corporate headquarters in Montgomery, Alabama. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the financial implications of this reorganization.)

         Although substantial reorganization changes were implemented during fiscal 1996, the Company continues to evaluate certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies, as well as to improve the quality of services.

STOCK REPURCHASE PROGRAMS AND SUBSEQUENT EVENTS

         On February 15, 1995 the Board of Directors of KinderCare authorized the repurchase of up to $10 million of the Company's Common Stock. This repurchase was completed and all shares retired during the second quarter ending December 15, 1995. On May 2, 1996, the Board of Directors authorized another repurchase of $10 million, which was increased to $23.0 million on June 3, 1996. Under this second stock buyback program, as of May 31, 1996, 259,000 shares and 120,000 warrants had been repurchased for $4.2 million; and, as of July 26, 1996, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million.

         On June 3, 1996, the Board of Directors of KinderCare authorized the purchase of up to $30 million par of the Company's 10-3/8% Senior Notes due 2001. During the first quarter of fiscal 1997, the Company purchased $30 million par of the Notes at an aggregate price of $31.5 million. This transaction results in recording an extraordinary loss of $1.2 million, net of $0.8 million in tax benefits, in the first quarter of fiscal 1997.

                               GENERAL OPERATIONS

         KinderCare is the largest preschool and child care company in the United States based upon number of centers, children served and revenues. The Company provides center-based child care and pre-school educational services five days a week throughout the year to children between the ages of six weeks and twelve years. At July 26, 1996 the Company operated 1,144 child care centers located in 38 states and the United Kingdom and had enrollment of approximately 119,000 full-time and part-time children. The Company's aggregate center capacity is approximately 140,000 full-time children. For the fiscal year ended May 31, 1996 and the year ended June 2, 1995, average occupancy rates were 75.9% and 76.3%, respectively, and the average full-time three-year-old weekly tuition rates (which the Company believes approximates the Company's average full-time weekly tuition rates) were $100 and $96, respectively.

         A number of national demographic trends have significantly increased demand for the Company's services. According to the United States Bureau of the Census, in 1989 (for the first time since 1964, the final year of the "baby boom") and repeatedly through 1995, the annual number of babies born approximated four million. In addition to the increase in the number of babies born in recent years, the demand for center-based child care has been growing more rapidly on a percentage basis than the demand for home-based child care. Since 1965, center-based child care has grown from caring for an estimated 6% of the total number of children receiving child care to 30% in 1993. The Company believes that it is well positioned to capitalize on the increased use of child care.

         KinderCare seeks to differentiate its educational and other child care services through its "Whole Child Development" concept with professionally planned, age-specific educational programs. This concept includes programs that provide children with activities that support physical, intellectual, emotional, and social development. New programs are developed and existing programs are frequently enhanced by the Company's education department, under the leadership of two professionals with Ph.D.'s in early childhood education/curriculum supervision. The programs use developmentally appropriate materials, activities and resources which cater to the differing needs of various age groups and are used by center teachers as the foundation for each week's program. The programs include age-appropriate experiences in areas such as reading, math, science and language, and provide unique opportunities for motor skill development through indoor and outdoor activities. COMPUTER CLUBS(TM), a program for children of pre-school and school age, provides educational opportunities linked to the curriculum for children to acquire computer literacy at an early age. These programs are further enhanced by PLAYSCAPES, which are designed to create an outdoor learning environment, and the Company's LET'S MOVE, LET'S PLAY(TM) movement video for children. The Company's WHOLE CHILD DEVELOPMENT(TM) programs are provided in Company centers designed and tailored specifically to accommodate the special needs and safety requirements of children. Centers are staffed with a director, an assistant director and an appropriate number of staff and teachers as required by state licensing requirements and Company standards.

         The Company operates three types of child care centers - KinderCare community centers, KINDERCARE AT WORK(R) centers and KID'S CHOICE(TM) centers. KinderCare community and KINDERCARE AT WORK centers typically provide education and child care services to children between the ages of six weeks and 12 years. KID'S CHOICE centers are for school age children provided in separate facilities designed specifically for this age group and which are apart from the Company's community centers. The KID'S CHOICE program offers before- and after-school programs plus a full-day summer program. In the geographic locations served by KID'S CHOICE centers, the Company's community centers generally provide child care services to children under the age of six.

         The Company's centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m. although hours may vary by location. Children are usually enrolled on a weekly basis for either full-day or half-day sessions and are accepted, where capacity permits, on an hourly basis. The Company's tuition rates vary for children of different ages, with the tuition for three-year-old children approximating the average tuition rate charged for all children.

BUSINESS STRATEGY

         The Company's business strategy is to: (i) develop or acquire new centers and new child care formats in demographically appropriate and carefully selected locations; (ii) - enhance communications and information systems to support greater autonomy and business decisions at the center level, within a framework of "One Company, One Policy"; (iii) continue its sales and marketing efforts aimed at increasing new enrollments and promoting customer retention and loyalty; (iv) reduce staff turnover through enhanced benefits and training programs for center directors and staff; (v) broaden its child care services through an innovative age-specific curriculum; (vi) improve its operating efficiencies by taking advantage of economies of scale and centralized support services; and (vii) maintain and improve the facilities and equipment at its existing child care centers through regular renovations and modernization.

         Child Care Center Development. The Company continually evaluates new sites for child care centers and plans to continue to focus its new center development on child care centers of varying capacities located in larger metropolitan markets where the Company believes the market for child care services will support higher tuition rates. However, attractive and growing locations in smaller metropolitan areas which meet the Company's operating and financial goals also will be pursued. In these situations, smaller more economical child care center buildings will be constructed.

         During fiscal year 1996, the Company opened 36 new centers: 22 community centers; six KINDERCARE AT WORK centers and eight KID'S CHOICE centers. During fiscal 1997, the Company anticipates opening 20 to 23 new centers consisting of 17 to 19 KinderCare community centers, one KINDERCARE AT WORK center and two to three community centers in the United Kingdom. These additions will be through new center construction or new leases. There are no additions to the Company's KID'S CHOICE format scheduled as management does not believe the new format concept is meeting its full potential and needs further refinement. To augment new center development, the Company is seeking to purchase existing child care centers where demographics, operating standards, and customer service are similar.

         The Company seeks to locate child care centers in middle to upper-middle income suburban areas near residential developments, elementary schools, shopping centers and office parks. Other locations are considered as opportunities arise. The Company makes location decisions based upon a detailed site analysis that includes feasibility and demographic studies and financial modeling. The real estate and development staff work closely with operations and marketing personnel with the objective of opening centers with the highest possible pre-enrollment.

         Communication and Information Systems. The Company continually seeks to improve its operating efficiencies by re-engineering its support services and providing management with more timely information through its nationwide communications network and its automated information systems. The Company introduced company-wide E-mail and on-line inquiry for all managers and has been able to increase the span of control for field managers and eliminate one senior level of field management in fiscal 1996.

         The Company is expanding its nationwide network to include the Internet and company wide Intranet applications. The Company believes that its communications network and information system is unique in the child care industry and will continue to use the system to improve the quality of child care and enhance the educational experience of KinderCare students.

         Advertising and Promotions. The Company's promotional activities are designed to increase new enrollments, primarily through Yellow Pages and customer referrals. These activities are also designed to enhance customer loyalty through various programs, including HELPING AMERICA'S BUSIEST FAMILIES(R). The Company's advertising emphasizes preschool education, computers, and quality child care. The Company believes that this advertising message creates name awareness and service differentiation by communicating the Company's commitment to a defined program devoted to the development of the whole child. For fiscal 1997, the Company is employing a local marketing plan addressing human resources, operations, and local market needs.

         Employee Training. The Company's center staff training program utilizes a mentor approach in which veteran teachers are assigned to new employees to provide immediate feedback and guidance during the introductory training course, as research indicates that caregivers learn more quickly by emulating role models. Additional levels of training include the Company's Certificate of Excellence and Child Development Associate certificate, a nationally recognized credential that staff and center directors are encouraged, and financially supported, to earn. In addition, staff training stations, which contain all the training materials and equipment, were available in all centers. In fiscal 1997, the Company plans to initiate tracking systems to enforce consistent and timely completion of staff training.

         KinderCare encourages center directors and their staff to obtain accreditation from the National Association for the Education of Young Children ("NAEYC"). NAEYC offers professional development opportunities to early childhood educators designed to improve the quality of services to children from birth through age eight - the critical years of development.

Currently, 32 KinderCare centers are NAEYC accredited and 478 are undergoing self-evaluation or are in the first steps of accreditation.

         To encourage participation in training programs, teachers receive a wage increase upon satisfactory completion of each step. Additionally, KinderCare provides a tuition assistance program for eligible staff, is expanding employee medical plans, and is establishing salaried positions for primary teachers. The Company believes that the combination of these efforts will enhance the quality of child care and educational services and will improve staff retention, all of which will promote customer retention.

         Expansion and Improvement of Child Care Education and Services.     As
part of the Company's commitment to its customers and the quality of child care and educational services that it provides, the Company continually tests and implements innovative services and offerings. During fiscal 1996, the Company rolled out a new program for school-aged children called KC IMAGINATION HIGHWAY(TM). This program encourages children to engage in meaningful, purposeful, long-lasting projects that require an active imagination.

         Another new concept that enhances the Company's quality of services is the development and implementation of multi-age groupings in the Company's two recently revised preschool programs, ONCE UPON A TIME(R) and MY WINDOW ON THE WORLD(R). Research indicates that multi-age grouping has many social, emotional, intellectual and physical benefits for preschool children. Our centers benefit by being able to fill class rooms without locking children into specific age group settings.

         Expansion and improvement of quality is also evident in the Company's new commitment to NAEYC Accreditation for centers. The accreditation process starts with an in-depth and comprehensive self study which analyzes the quality of existing services and provides direction for growth and development of the individual center. The resulting accreditation is a nationally recognized credential that parents will recognize as a "seal of approval" ensuring quality.

         The Company's KINDERCARE AT WORK division currently operates 40 on-site/near-site employer-sponsored child care centers for 15 hospitals, eight universities, and several large corporations such as Walt Disney, Lego Systems, University of Utah, and Ford Motor Co. The Company plans to pursue additional benefit partnerships with employers through joint center developments and management agreements.

         In addition to the educational programming offered in its child care centers, the Company has developed a variety of specialized services tailored to the busy lifestyles of its customers in a program called "HELPING AMERICA'S BUSIEST FAMILIES(R)". Under this program, a quarterly newsletter, SMALL TALK(TM), is mailed directly to customers which provides parents with current information regarding child development, program information, parenting tips, child care ideas and center activities. Other aspects of the program offered by each KinderCare center include periodic extended evening hours and a departure snack that is provided to the children as they are picked up by their parents.

         Centralized Support Services. The Company continually attempts to improve its operating efficiencies by re-engineering its support services and providing management with more timely information through its automated information systems. The centralized computer system is designed to improve financial and operating reporting, as well as to assist management in analyzing information for its marketing, pricing and center development decisions.

         Facility and Equipment Improvement. The Company is committed to maintaining and enhancing its child care centers. The Company believes that facility and equipment improvements have resulted in increased revenues through increases in tuition rates, as parents are willing to pay a premium for such improvements. The Company's child care centers are designed specifically for the needs of children and are well-equipped and regularly renovated.

         The following table summarizes center openings and closings, for the indicated periods:


                                            FISCAL    FISCAL    FISCAL      TWENTY-ONE    FISCAL
                                             YEAR      YEAR       YEAR     WEEKS ENDED     YEAR
                                             1996      1995       1994     MAY 28, 1993    1992
                                            ----------------------------------------------------
         Openings
         KinderCare community centers         22        29          4           1            8
         KinderCare at Work                    6         3          4           3            5
         Kid's Choice centers                  8        13         23          --           --
         Centers sold or closed (a)           25        37         63          33           58

         (a) One additional Community Center was converted to a KID'S CHOICE center in fiscal 1996, three in fiscal 1995 and two in fiscal 1994.

EDUCATIONAL PROGRAMS

         The Company's educational programs are designed to provide opportunities for the development of the whole child, as embraced in the Company's slogan, THE WHOLE CHILD IS THE WHOLE IDEA(TM). The child-centered environment consists of classrooms which have been designed and furnished to meet the creative and developmental needs of young children. Classrooms encourage children to explore and learn at their own pace. The schedule of activities provides for quiet, active, group and individual participation with opportunities for outdoor play on specially designed playscapes. The Company's age-specific programs offer a wide variety of curriculum activities based upon monthly topics and weekly themes such as transportation, seasons, colors, numbers, pets, safety, shapes and sizes.

         Each KinderCare center is designed to function as a neighborhood operation where the center director has the necessary autonomy to tailor the programs to the needs of the local community. The Company emphasizes selection of staff who are responsive to children, and each teacher is given the opportunity, training and resources to plan active and creative programs. Opportunity for professional growth is available through company-wide training programs, KinderCare Certification of Excellence Programs, and tuition reimbursement for Child Development Associate employment-related college course work. The Company also maintains an Education and Training Department in its corporate headquarters. This department is led by two professionals with Ph.D.'s in early childhood education/curriculum supervision and is staffed by curriculum specialists.

         In the INFANT PROGRAM (ages six weeks to one year), care is individualized with daily routines focusing on one-on-one time to build affection and trust. Language development activities begin in the infant care program as does fostering physical and social skills through interaction with other infants and adults. Strict health and sanitation policies have been developed in accordance with state licensing requirements to ensure a safe environment which permits infants' exploration of their surroundings.

         Toddlers (ages one to two years) are encouraged to learn as they explore and conquer the activity areas of their classrooms. The toddler program, LOOK AT ME!(R), has been designed to develop the toddler through play opportunities and support the toddler as he or she gains independence and skills. Monthly curriculum ideas and activity suggestions emphasize fun learning and self-help skills.

         The Company's program for two-year-olds, LET ME DO IT!(R), recognizes that a child's second year of life is a time of energy, curiosity and independence. The LET ME DO IT! program is designed to help the child grow and develop by learning at his or her own pace through play. The program emphasizes physical development, including dressing, feeding and toileting, and intellectual development encompassing learning colors, shapes, language skills and decision-making.

         The Company has two preschool programs suitable for multi-age groups. MY WINDOW ON THE WORLD is designed to encourage inquisitive children to discover questions and formulate answers using the world of nature. KinderCare utilizes Your Big Backyard, the National Wildlife Federation's magazine for pre-schoolers, as a resource for this program. Through this program, children learn expression through art, dramatic play, science, table games, books and music, as well as important language, literacy and math skills.

         The Company's ONCE UPON A TIME(R) program based on children's literature, both classic and modern, is the second pre-school program. The concepts developed in the stories provide a foundation for learning math relationships, colors and shapes, language and literacy skills, comparisons, social awareness, fine-motor skills and creative expression. This program also is designed to be suitable for multi-age settings with children ages three to five years.

         Approximately two-thirds of the Company's centers have a KINDERGARTEN AT KINDERCARE program where children learn through play, as well as activities and experiences that are hands-on and sensory in nature. Children participate primarily in small group instruction and carefully designed free exploration activities that promote specific skills. Language arts, math, science, physical education, fine arts and music, health and safety, and social studies are all curriculum components of the nationally recognized curriculum, developed by DLM, a division of SRA.

         The Company's newest program, KC IMAGINATION HIGHWAY(TM), is designed to meet the differentiating needs of active, social school-aged children. Because 6 to 12-year-olds spend most of their school day sitting as desks and tables engaged in quiet, traditional paper/pencil activities, the new program is designed to include many stimulating and challenging activities and projects, ranging from loud and active to quiet, thoughtful, and social. The foundation of this new program is based upon the project approach. The goal is for children to use their imaginations.

         KID'S CHOICE (started in August 1993) is the Company's program for school-aged children provided in separate facilities designed specifically for this age group and which are apart from the Company's community centers. The KID'S CHOICE program offers year-round facilities with before-and after-school programs plus a full-day summer program. KID'S CHOICE facilities are divided into areas for quiet reading, studying, socializing, exploration of new interests and play. KID'S CHOICE focuses on providing an age-specific environment for activities that lead to physical, intellectual, emotional and social growth also utilizing the KC IMAGINATION HIGHWAY(TM) program.

CORPORATE CHILD CARE SERVICES

         The Company organized its corporate child care services, referred to as KINDERCARE AT WORK, to offer business, industry and institutions, including universities and hospitals, alternatives for providing on-site employer-sponsored child care. These alternatives include developing on-site centers, operating employers' on-site centers through management contracts, and providing consulting services for developing and managing centers.

         The Company operates 40 on-site centers for corporations such as Delco Electronics Corp., Ford Motor Co., Lego Systems, Inc., The Walt Disney Company, Inc., several universities and various hospitals. Of the 40 on-site centers, 34 are Company-owned or leased and 6 are operated by the Company under management contracts. The management contracts for KINDERCARE AT WORK centers generally provide for a three-to-five-year initial period with renewal options ranging from two to five years. The Company's compensation under such agreements is generally based on a fixed fee with annual escalations. There is one KINDERCARE AT WORK center scheduled to open in fiscal 1997

         KinderCare at Work also sponsors a tuition subsidy program, KINDUSTRY, for over 400 companies nationwide, including several Fortune 500 corporations, city/state governments, and health care providers. Kindustry participants qualify for a 10% tuition discount on KinderCare child care services.

PERSONNEL

         The Company's day-to-day center operations are organized into four regions and 50 areas reporting to a vice president of operations. Individual centers are managed by a director and an assistant director. The Company has recently established a position of primary teacher who supervises the teachers for all classes in a specific age-group, ensuring proper supervision at every level. All management personnel participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. All center staff are required to attend an initial half-day training session prior to beginning work. Additionally, the Company has developed and implemented extensive training programs to certify personnel as teachers of various age groups in accordance with the Company's internal standards and in connection with its age-specific educational programs. Due to high employee turnover rates in the child care industry, the Company focuses on and emphasizes recruiting and retaining qualified personnel. The Corporate Human Resources department is organized to constantly monitor salaries and benefits for competitiveness as well as the development of sound human resources policies and programs. The Company also has developed a program which aids in identification of high quality district manager/center director candidates.

         The Company's most fundamental interest is in the care and safety of the children enrolled in its centers. Utmost precautions are taken to ensure the safety and well-being of all children, however, a small number of incidents of alleged child abuse have been reported. It is the Company's policy to report any allegation of abuse to the appropriate authorities, to investigate all allegations of abuse, and, if appropriate, to place any accused employee on administrative leave pending resolution of the incident. Although no assurances can be made that allegations of abuse will not occur in the future, the Company's procedures are designed to prevent child abuse, and the Company has not historically experienced a material adverse impact from allegations of child abuse.

COMPETITION

         The child care and pre-school education industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and day care centers, some of which are non-profit, including church-affiliated centers, providers of services that operate out of their homes and other proprietary companies which may operate a number of centers. Local nursery schools and day care centers generally charge less for their services than the Company charges. Many church-affiliated and other non-profit child care centers have no or lower rental costs than the Company and may receive donations or other funding to cover operating expenses. Consequently, tuition rates at these facilities are commonly less than the Company's rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as the Company's centers. The Company competes by offering professionally planned educational and recreational programs, contemporary, well-equipped facilities, trained teachers and supervisory personnel, and a range of services, including infant and toddler care, drop in service and the transportation of older children enrolled in the Company's before- and after-school program between the Company's child care centers and schools.

EMPLOYEES

         As of July 26, 1996 the Company employed approximately 23,000 persons, of whom 287 were employed at corporate headquarters, 168 were regional or area managers and support personnel, and the remainder were employed at the centers. Center employees include center directors; assistant directors; primary teachers; regular full-time and part-time teachers; temporary and substitute teachers and teachers' aides; and, non-teaching staff, including cooks and van drivers. All management and supervisory personnel are salaried; all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

SEASONALITY

         New enrollments are generally highest in September and January; accordingly, August and December are the best months to open new centers. Centers which open at other times usually experience a lower rate of enrollment during early months of operation. Enrollment generally decreases 5% to 10% during holiday periods and summer months.

GOVERNMENTAL LAW AND REGULATION

         Child care centers are subject to numerous state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards.

         There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of
Section 21. Slightly less than 13% of the Company's net revenues are generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Under new legislation, signed by President Clinton in August, 1996, additional funding for child care will be available for low income families as part of welfare reform. Depending on state decisions, the Company may experience an increase in revenue from this program. No assurance can be given that these changes will have any material effect on the Company.

         The Federal Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. Since effectiveness of the Disabilities Act, the Company has not experienced any material adverse impact as a result of the legislation.

INSURANCE

         The Company's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, and a medical payment program for accidents which applies to each child enrolled in a Company center. The policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retention. For liability insurance purposes, the Company's policies generally have retention limits of $1.0 million per occurrence. Property insurance policy deductibles vary, depending upon the nature of the insured event. Special insurance is sometimes obtained with respect to specific hazards, when and if deemed appropriate and available at reasonable cost. As of May 1996, the Company had approximately $14 million of letters of credit available to secure its obligations under retrospective and self-insurance programs. There is no assurance that claims in excess of, or not included within, the Company's coverage will not be asserted, the effect of which could have an adverse effect on the Company.

EXECUTIVE OFFICERS

         The names, ages, positions with the Company and employment history of each of the executive officers of the Company are set forth below.

                                                                                              YEAR FIRST
                                                                                                ELECTED
                                                                                              DIRECTOR OR
 NAME                         AGE    POSITION WITH COMPANY                                      OFFICER
 ----                         ---    ---------------------                                    -----------
 Sandra W. Scarr, Ph.D.       60     Chief Executive Officer and Chairman of the Board           1990
 Philip L. Maslowe            49     Executive Vice President and Chief Financial Officer        1993
 William E. Bailey            37     Vice President/Corporate Controller                         1991
 Rebecca S. Bryan             39     Vice President/General Counsel/Secretary                    1989
 Joe R. Cooper                39     Vice President/Finance                                      1996
 Robert H. Fries              47     Vice President/Treasurer                                    1996
 Marcia P. Guddemi, Ph.D.     43     Vice President/Education, Research, and Training            1991
 Jerry B. Hill                57     Vice President/Human Resources                              1989
 Mark F. Hoffmann             33     Vice President/Real Estate                                  1996
 S. Wray Hutchinson           36     Vice President/Operations                                   1996
 Ann P. Muscari               66     Vice President/Customer Service and Government
                                      Relations                                                  1985
 Bob J. Willey                56     Vice President/Information Services                         1995


         Dr. Scarr was elected Chief Executive Officer on June 15, 1995. She has been a Director of the Company since 1990 and has served as the Company's Chairman of the Board since July 1994. Dr. Scarr was the Commonwealth Professor of Psychology at the University of Virginia from 1983 until joining KinderCare. Among other things, Dr. Scarr has been President of the Society for Research in Child Development, President of the Behavior Genetics Association, a Director of the American Psychological Society and a Fellow of the American Association for the Advancement of Science. In 1996-1997 she will serve as President of the American Psychological Society. She is also an elected member of the American Academy of Arts and Sciences and the author of numerous books and journal articles on child development.

         Mr. Maslowe was promoted to Executive Vice President in September 1995. He joined the Company as Chief Financial Officer on July 26, 1993. From February 1991 until June 1993, Mr. Maslowe served as Executive Vice President, Chief Financial Officer, Treasurer and, beginning September 22, 1992, as a member of the Board of Directors for Thrifty Corporation, a retail chain operating over 1,000 drug, membership discount, and sporting goods stores located throughout the United States. Prior to joining Thrifty Corporation, Mr. Maslowe spent over ten years at the Vons Companies, Inc., a food/drug retail chain located primarily in Southern California and Nevada. From 1987 to 1991, he was Group Vice President of Finance at Vons.

         Mr. Bailey was promoted to Vice President/Corporate Controller in February 1993. Mr. Bailey joined the Company in August 1987 as Manager of Financial Reporting and Senior Accountant, served as Director of Planning and Analysis from June 1989 to October 1991 and as Corporate Controller from October 1991 to February 1993.

         Ms. Bryan was named Vice President and General Counsel in June 1989 and Secretary in March 1991. She joined the Company in June 1987 as Assistant General Counsel and Assistant Secretary.

         Mr. Cooper joined the Company in May 1996 as Vice President of Finance. Prior to joining the Company, he was Financial Controller for Bath & Body Works (division of The Limited, Inc.) from 1995 to 1996 and from 1991 through 1995, he was employed by The Limited, Inc. in the positions of Director of Financial Reporting and Manager of Financial Reporting.

         Mr. Fries was promoted to Vice President and Treasurer in April 1996. Mr. Fries began his employment with the Company in March 1994 as Assistant Treasurer, Debt and Income Taxes and Assistant Secretary. Prior to his joining KinderCare, Mr. Fries served as Director of Taxes for Blount, Inc. from 1986 until 1994.

         Dr. Guddemi joined the Company in August 1991 as Vice President of Education and Research. For over five years prior to joining the Company, she was an assistant professor of early childhood education at the University of South Florida and at the University of South Carolina.

         Mr. Hill was named Vice President of Human Resources in October 1995. He joined the Company in July 1987 as Director of Risk Management and was named Vice President of Corporate Insurance and Risk Management in June 1989.

         Mr. Hoffmann joined the Company in February 1996 as Vice President of Real Estate. Prior to joining the Company, Mr. Hoffmann served as the Director of Real Estate for B.C. Great Lakes, LLC from 1993 until 1996 and in various real estate management positions of increased responsibility with Taco Bell Corporation from 1989 through 1993.

         Mr. Hutchinson was promoted to Vice President of Operations in April of 1996. He began his employment with the Company in 1992 as a District Manager in New Jersey and was later promoted to Region Manager for the Chicago area. From 1990 until 1992, Mr. Hutchinson was self-employed.

         Ms. Muscari was named Vice President of Customer Service and Government Relations in March 1990. Ms. Muscari was Vice President of Corporate Communications from October 1985 to March 1990.

         Mr. Willey joined the Company in June 1995 as Vice President of Information Services. From 1992 to 1995, Mr. Willey served as MIS Director for PETSTUFF, Inc. and was Corporate Information Officer for ANCO Management Service, Inc. from 1989 to 1992.

                               ITEM 2. PROPERTIES

         The Company's home office is located in Montgomery, Alabama, in a 60,000 square foot building owned by the Company. At July 26, 1996 the Company owned 733 of its operating child care centers and leased or subleased 406 operating child care centers and operated 5 child care centers under management contracts. The Company owns or leases certain other child care centers which have not yet been opened or which are being held for disposition. In addition, the Company owns certain real property held for future development of centers.

         A typical KinderCare community center is a one-story, air-conditioned building located on approximately one acre of land (larger capacity centers are situated on parcels ranging from one to four acres of land) constructed in accordance with model designs generally developed by the Company. The community centers contain open classroom and play areas and complete kitchen and bathroom facilities and can accommodate from 70 to 250 children, with most centers able to accommodate 90 to 135 children. Over the past few years, the Company opened community centers that are larger in size with a building licensed capacity ranging from 165 to 200 children. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and vehicles used for field trips and transporting children enrolled in the Company's after-school program. KINDERCARE AT WORK provides individualized child care programs for each corporate sponsor. Facilities are on the corporate sponsor's site and range in capacity from 42 to 187 children. KID'S CHOICE centers contain homework and computer game rooms, and are able to accommodate from 74 to 180 children. Each provides school-age children with areas to perform activities of interest to them. In addition, virtually all centers are equipped with computers for children's educational programs.

         The KinderCare community centers, KinderCare at Work and Kid's Choice centers operated by the Company at July 26, 1996 were located as follows:

                             COMMUNITY            KINDERCARE AT        KIDS CHOICE
 LOCATION                     CENTERS             WORK CENTERS           CENTERS
- -------------                ---------            -------------        -----------
 Alabama                          13                    --                   1
 Arizona                          16                     2                  --
 Arkansas                          4                    --                  --
 California                       93                     1                   2
 Colorado                         23                    --                   1
 Connecticut                      13                     2                  --
 Delaware                          5                    --                  --
 Florida                          66                     6                   2
 Georgia                          37                    --                   2
 Illinois                         72                     3                   8
 Indiana                          25                     2                   1
 Iowa                              7                     2                   1
 Kansas                           18                    --                  --
 Kentucky                         13                     1                   1
 Louisiana                        13                     2                  --
 Maryland                         21                    --                   1
 Massachusetts                    17                    --                  --
 Michigan                         32                     2                   1
 Minnesota                        31                    --                   1
 Mississippi                       4                    --                  --
 Missouri                         48                    --                  --
 Nebraska                         10                     1                  --
 Nevada                           10                    --                  --
 New Jersey                       27                     4                  --
 New Mexico                        7                    --                  --
 New York                          2                     1                  --
 North Carolina                   34                    --                   2
 Ohio                             56                     3                   6
 Oklahoma                         10                    --                  --
 Oregon                           13                     3                  --
 Pennsylvania                     41                    --                  --
 Rhode Island                     --                     1                  --
 Tennessee                        27                     2                   2
 Texas                           124                     1                   8
 Utah                              6                    --                  --
 Virginia                         51                    --                   2
 Washington                       47                    --                   2
 Wisconsin                        23                     1                  --
 United Kingdom                    1                    --                  --
                              ------              --------            --------
  Total                        1,060                    40                  44
                              ======              ========            ========

         Subsequent to January 1, 1993, the Company renegotiated approximately 70 leases related to under-performing centers in order to amend the terms and allow the Company to terminate these leases at any time with minimal notice.
In connection with the termination option, the Company, in certain instances, prepaid rent totaling approximately $3.2 million. Such amounts are being amortized over the termination period or over the appropriate remaining months of the lease period. Commitments under these amended leases totaled approximately $16.8 million over the original lease terms. Upon giving the landlord termination notice of at least six months, the amendments provide that the Company would be permitted to utilize the facilities for the final six-month period rent-free, as well as relieve itself of all future commitments remaining under the lease. As of July 26, 1996, the Company has elected to close 24 of these centers and the remaining unamortized prepaid balance is $2.6 million.

         In 1992, the Company fully implemented a centralized maintenance program to improve the maintenance of its facilities located across the country. The department's maintenance technicians, each with a van stocked with spare parts, handle routine and preventative maintenance functions through the central telephone dispatch and systematic checklist system. Each technician is responsible for the support of approximately 25 centers. A level of supervision also has been added to provide guidance and additional technical support to the technicians. These supervisors are responsible for specific geographic areas and each manages approximately 5 technicians. The department recently completed the final phase of this implementation and reduced the staff of technicians from 90 to 65.

         Substantially all of the Company's assets, including the capital stock of its subsidiaries, are pledged as security for the Company's debt.

         The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated future needs.

                           ITEM 3. LEGAL PROCEEDINGS


The plaintiffs have dismissed all charges against the Company in the stockholder suit filed in the Circuit Court of Montgomery County, Montgomery, Alabama styled Peter N. Zachary, et al. V. Richard Grassgreen, Perry Mendel, and KinderCare Learning Centers, Inc. in the Circuit Court for Montgomery, Alabama, Case No., CV-91-2801-G. The suit was for $20 million in compensatory damages and $20 million in punitive damages in each of seven counts. The Company was named as defendant in five of those seven counts. In December 1995, the other defendants settled with the shareholders.

         On July 7, 1992, KinderCare filed a Proof of Claim for $37.1 million in the United States District Court for the Southern District of New York in a pending action brought by Presidential Life Insurance Company against Michael
R. Milken, et al. styled Presidential Life Insurance Co., v. Michael R.
Milken, et al., Class Action in District Court, Southern District of New York, 92 Civ. 1151 (MP). The claim alleges that, but for the defendants' wrongful conduct as described in the claim, the Company would not have made the junk bond purchases outlined in the claim. The claim is under review and is subject to court approval and available distribution. The Company estimates it will receive approximately $0.5 million in final settlement of this claim based on funds available for distribution; however, there are no assurances that the Company will receive this or any other amount pursuant to the claim.

         The Company is presently, and is from time to time, subject to additional claims and suits arising in the ordinary course of business, including suits alleging child abuse. In certain of such actions, plaintiffs request damages that are covered by insurance. The Company believes that none of the additional actions of which it is currently aware will materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such actions.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

            ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCK HOLDER MATTERS

(a)      Price Range of Common Stock and Warrants

         The Company's Common Stock and Warrants trade on the Nasdaq National Market System. The following table shows, for the fiscal periods indicated, the high and low bid quotations per share for the Common Stock and Warrants as reported by Nasdaq. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                                  COMMON STOCK              WARRANTS
                                                                ---------------          --------------
                                                                HIGH        LOW          HIGH       LOW
                                                                ----        ---          ----       ---
 FISCAL YEAR ENDED MAY 31, 1996
      First Quarter                                            $ 14 5/8    $ 12 1/4      $ 4       $ 2 3/4
      Second Quarter                                             14 1/4      11 3/4        3 5/8     1 3/8
      Third Quarter                                              13 3/8      11 3/4        1 7/8     1 1/4
      Fourth Quarter                                             15 2/5      12 1/4        3 5/8     1 1/4


 FISCAL YEAR ENDED JUNE 2, 1995
      First Quarter                                            $ 16 1/4    $ 13          $ 7 1/4   $ 4 1/2
      Second Quarter                                             15 1/4      10 7/8        6 3/4     4 1/4
      Third Quarter                                              13          11            5 1/2     3 5/8
      Fourth Quarter                                             14 5/8      12 3/8        5         3 1/2


(b)      Approximate Number of Security Holders

         On July 26, 1996 the last reported sale prices of the Common Stock and Warrants on the Nasdaq National Market were $15.25 and $3.50, per share and Warrant, respectively. As of July 26, 1996 there were approximately 1,894 and 1,893 holders of record of the Common Stock and Warrants, respectively.

(c)      Dividend Policy

         During the past three fiscal years, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company currently intends to retain earnings of the Company for operations and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

                        ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other data for the Company as of and for the periods indicated. This information should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and the information set forth in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations for the year ended May 28, 1993 is presented for comparison to the fiscal years ended May 31, 1996, June 2, 1995 and June 3, 1994 to reflect the Company's change in fiscal year. Due to the implementation of Fresh Start Reporting on April 2, 1993, the statement of operations for the year ended May 28, 1993 includes both pre- and post-bankruptcy amounts, and is therefore not comparable to the other periods presented. The balance sheet data for the Company as of May 31, 1996, June 2, 1995, June 3, 1994, May 28, 1993 and April 2, 1993, and the statement of operations data for the years ended May 31, 1996, June 2, 1995 and June 3, 1994 and eight weeks ended May 28, 1993, after giving effect to the Plan of Reorganization, are not comparable to the historical financial condition or results of operations of the Company prior to the Plan of Reorganization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
      (Dollars in thousands, except per share and child care centers data)

                                                                                       POST-CONFIRMATION
                                                                  -------------------------------------------------------
                                                                                                                 EIGHT
                                                                                               JUNE 3, 1994  WEEKS ENDED,
                                                                   MAY 31, 1996  JUNE 2, 1995   (53 WEEKS)   MAY 28, 1993
                                                                  -------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:
 Operating revenues (b)                                            $    541,264   $   506,505      488, 726        72,612
 Operating expenses                                                     489,555       455,719       441,560        68,609
                                                                  -------------------------------------------------------
 Operating income (loss)                                                 51,709        50,786        47,166         4,003
 Net investment income (loss)                                               250         2,635         3,176           140
 Interest expense (d)                                                    16,727        17,318        17,675         3,253
 Reorganization items                                                        --            --            --            --
                                                                  -------------------------------------------------------
 Earnings (loss) before taxes and extraordinary item                     35,232        36,103        32,667           890
 Income tax expense (benefit)                                            13,549        14,037        12,837           273
                                                                  -------------------------------------------------------
 Earnings (loss) before extraordinary item                               21,683        22,066        19,830           617
 Extraordinary item - gain (loss) on debt discharge, net of taxes            --            --        (2,397)           --
                                                                  -------------------------------------------------------
 Net income(loss)                                                   $    21,683     $  22,066        17,433           617
                                                                  =======================================================
 Earnings (loss) per share:
         Primary
         Before extraordinary item and cumulative effect
           of accounting change                                   $        1.10    $     1.07           .97           .03
         Extraordinary item                                                  --            --          (.12)           --
         Cumulative effect of accounting change                              --            --            --            --
                                                                  -------------------------------------------------------
         Net income (loss)                                        $        1.10    $     1.07           .85           .03
                                                                  =======================================================
         Fully diluted
         Net income                                               $        1.05
                                                                  =============
 CHILD CARE CENTERS:
 Number of centers (at end of period)                                     1,148         1,137         1,132         1,160
 Center capacity (at end of period)(g)                                  140,000       137,000       136,000       138,000
 Average percentage occupancy(h)                                             76%           77%           77%           75%
 Average three-year-old weekly tuition rate (actual dollars) (h)  $         100     $      96       $    90       $    83

 BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets                                                          $525,476      $501,274      $456,920      $457,388
 Total debt (i)                                                         146,617       160,394       178,692       218,037
 Shareholders' equity (deficit)                                         265,458       244,238       206,905       179,487

                                                                                          PRE-CONFIRMATION
                                                                  ------------------------------------------------------------------
                                                                                                            FISCAL YEAR ENDED
                                                                                      THIRTEEN      --------------------------------
                                                                    YEAR ENDED      WEEKS ENDED                      JANUARY 3, 1992
                                                                  MAY 28, 1993 (A)  APRIL 2, 1993   JANUARY 1, 1993     (53 WEEKS)
                                                                  ------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:
 Operating revenues (b)                                              $447,243       $  114,705          437,203         411,040
 Operating expenses                                                   423,841          104,675          413,800(c)      412,299(c)
                                                                  ----------------------------------------------------------------
 Operating income (loss)                                               23,402           10,030           23,403          (1,259)
 Net investment income (loss)                                           8,686            3,309            5,908          (1,216)
 Interest expense (d)                                                  24,709              692           38,400          46,578
 Reorganization items                                                 103,483(e)       101,604(e)         1,879              --
                                                                  ----------------------------------------------------------------
 Earnings (loss) before taxes and extraordinary item                  (96,104)         (88,957)         (10,968)        (49,053)
 Income tax expense (benefit)                                            (216)             404             (246)          1,655
                                                                  ----------------------------------------------------------------
 Earnings (loss) before extraordinary item                            (95,888)         (89,361)         (10,722)        (50,708)
 Extraordinary item - gain (loss) on debt discharge, net of taxes     157,573          157,573               --              --
                                                                  ----------------------------------------------------------------
 Net income(loss)                                                   $  61,685   $       68,212          (10,722)        (50,708)
                                                                  ================================================================
 Earnings (loss) per share:
         Primary
         Before extraordinary item and cumulative effect
           of accounting change                                       N/A (a)   $        (1.71)            (.21)           (.99)
         Extraordinary item                                           N/A (a)             3.01               --              --
         Cumulative effect of accounting change                       N/A (a)               --               --              --
                                                                  ----------------------------------------------------------------
         Net income (loss)                                                      $         1.30             (.21)           (.99)
                                                                  ================================================================
         Fully diluted
         Net income

 CHILD CARE CENTERS:
 Number of centers (at end of period)                                   1,160            1,166            1,196           1,240

 Center capacity (at end of period)(g)                                138,000          139,000          140,000         146,000
 Average percentage occupancy(h)                                           74%              75%              72%             70%
 Average three-year-old weekly tuition rate (actual dollars) (h)   $       83   $           83      $        83       $      80


 BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets                                                        $457,388   $      457,000      $   516,282       $ 486,942
 Total debt (i)                                                       218,037          218,175          400,136         402,146
 Shareholders' equity (deficit)                                       179,487          178,870          (44,886)        (34,164)

(a) To facilitate a discussion of the Company's operating performance for the fiscal year ended June 3, 1994 (a 53-week fiscal year), the corresponding prior year period ended May 28, 1993 (a 52-week fiscal year) is presented. For purposes of this discussion, this period is referred to as "the year ended May 28, 1993." Due to the implementation of Fresh Start Reporting, the consolidated financial statements of the Company after April 2, 1993 are not comparable in all material respects to any financial statements prior to that time, and the operating results for the year ended May 28, 1993 include both pre- and post-bankruptcy amounts. Additionally, on the Effective Date of the Plan of Reorganization, all previously outstanding common stock of the Company was canceled and 20,000,000 shares of new common stock were issued. Accordingly, the presentation of historical earnings per share information for periods including the Effective Date are not meaningful. Earnings (loss) per share data on a pro-forma basis, assuming the 20,000,000 shares of new common stock had been outstanding since the beginning of the year ended May 28, 1993, would be as follows:

               Loss before extraordinary item     $(4.79)
               Extraordinary item                   7.87
                                                  ------
               Net earnings                       $ 3.08
                                                  ======

(b) An additional week of revenues is included in fiscal years 1994 and 1991 due to the Company's 52/53 week fiscal year policy.
(c) In fiscal year 1991, the Company recorded charges related to the write-off of goodwill of its wholly-owned subsidiary, Sylvan Learning Corporation. In fiscal years 1991 and 1992, portions of the 1990 closed center reserves were recaptured. The net effect of these items was to increase operating expenses by $7.3 million in fiscal year 1991 and to reduce operating expenses by $4.0 million in fiscal year 1992. In addition, debt restructuring costs of $5.3 million and $7.0 million are included in operating expenses for fiscal years 1992 and 1991, respectively. Debt restructuring costs represent legal and other professional fees incurred in connection with the Company's efforts to reorganize its debt prior to filing for Chapter 11 on November 10, 1993.
(d) During the Chapter 11 petition from November 10, 1992 through March 31, 1993, the Company did not pay or accrue interest on approximately $356.5 million debt obligations classified as "Liabilities subject to settlement under reorganization proceedings" on the Company's consolidated balance sheet at January 1, 1993.
(e) Reorganization items for the year ended May 28, 1993 and the 13 weeks ended April 2, 1993 include $97.7 million of net adjustments to state assets and liabilities at fair value in connection with the adoption of Fresh Start Reporting (as defined).
(g) Prior to January 4, 1992, the Company utilized licensed capacity in measuring its center capacity. As of January 4, 1992, the Company changed its method of measuring center capacity to building capacity. As of April 2, 1992, aggregate building capacity was approximately 101.0% of licensed capacity.
(h) Occupancy, a measure of revenue producing center capacity utilization, is defined as actual net revenues for the respective period divided by the sum of the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for full-time, three-year-old students for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five days during one week. The three-year-old tuition rate represents an approximate average of all tuition rates at each center. Center occupancy mix, however, can significantly affect these averages.
(i) Total debt includes long-term debt, current portion of long-term debt and, at January 1, 1993, debt obligations of $356.5 million included in the classification, "Liabilities subject to settlement under reorganization proceedings" on the Company's consolidated balance sheet.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the years ended May 31, 1996 ("fiscal 1996"), June 2, 1995 ("fiscal 1995"), and June 3, 1994 ("fiscal 1994"). Fiscal
1996 and fiscal 1995 were 52-week fiscal years. Fiscal 1994 was a 53-week fiscal year with the additional week included in the fourth quarter.

         When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include Federal and state legislation regarding welfare reform or Federal legislation impacting minimum wage increases, and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Occupancy, a measure of the utilization of center capacity, is defined as actual net revenues for the respective period divided by the sum of the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for a full-time, three-year-old student for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five days during one week. The three-year-old tuition rate represents an approximate average of all tuition rates at each center. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

         The fiscal year ended May 31, 1996 ("fiscal 1996"), compared to the fiscal year ended June 2, 1995 ("fiscal 1995").

         The following table shows the comparative operating results of the Company (dollars in thousands):

                                                                                                                  CHANGE
                                                                                                         -------------------------
                                                                 PERCENT                     PERCENT                     PERCENT
                                                     MAY 31,        OF           JUNE 2,        OF                          OF
                                                      1996       REVENUES         1995       REVENUES      AMOUNT        REVENUES
                                                    ---------    --------      ---------     --------    ---------       ---------
 Operating revenues                                 $ 541,264      100.0%      $ 506,505      100.0%     $ 34,759          ---%
                                                    ---------      ------      ---------      ------     --------       -------
 Operating expenses:
   Salaries, wages and benefits                       284,115       52.5         263,527        52.0       20,588          0.5
   Rent and lease payments                             26,515        4.9          26,099         5.2          416         (0.3)
   Depreciation                                        33,972        6.3          28,071         5.5        5,901          0.8
   Other                                              143,469       26.5         138,910        27.5        4,559         (1.0)
   Litigation settlements and
     restructuring costs(income), net                   1,484        0.3            (888)       (0.2)       2,372          0.5
                                                    ---------     ------       ---------      ------     --------       -------
   Total operating expenses                           489,555       90.5         455,719        90.0       33,836          0.5
                                                    ---------     ------       ---------      ------     --------       -------
 Operating income                                   $  51,709        9.5%      $  50,786        10.0%    $    923         (0.5)%
                                                    =========     =======      =========      ======     ========       =======

         Operating revenues - Fiscal 1996 revenues increased $34.8 million or 6.9% over fiscal 1995. The increase in operating revenues is mostly attributable to a 4.2% weighted average tuition increase implemented in the fall of 1995 and to new center openings and acquisitions, offset by a slight decline in same center occupancy and center closings. Fiscal 1996 same center revenues, defined as centers in operation during both full years, increased 4.1% over fiscal 1995.

         Total Company average occupancy decreased slightly to 75.9% in fiscal 1996 from 76.3% in fiscal 1995. Same center average occupancy remained almost constant at 76.9% for fiscal 1996 compared to 77.1% for fiscal 1995. The slight decrease in same center average occupancy is attributable to heavy competitor promotional activities and increasing market price sensitivities during the fall of 1995.

         During fiscal 1996, the Company opened 36 new centers: 22 KinderCare community centers, six KINDERCARE AT WORK centers and eight KID'S CHOICE centers; and closed or sold 25 centers. During fiscal 1995 the Company opened or acquired 45 new centers: 29 KinderCare community centers (including 12 acquired centers), three KINDERCARE AT WORK centers and 13 KID'S CHOICE centers; and closed or sold 37 centers. The average capacity for new community center openings is 175 and 163 in fiscal 1996 and 1995, respectively, while closed center average capacity was 103 and 110, respectively, and the average capacity of the new KID'S CHOICE centers is 149. Consequently, total capacity increased from 137,000 at the end of fiscal 1995 to 140,000 at the end of fiscal 1996.

         Salaries, wages and benefits - Salaries, wages and benefits increased, as a percentage of revenues, by 0.5% to 52.5%. The increase is attributable to increased hours and wage rates since the end of fiscal 1995 offset partially by improvements in field overhead and administrative costs due to management reorganizations.

         Rent and lease expense - Rent expense increased $0.4 million in fiscal 1996 from fiscal 1995. This increase is attributable to rent incurred on new KID'S CHOICE and community center leases offset partially by the closing of 17 leased community centers and the favorable effects of the disposal of some leased vehicles.

         Depreciation - Depreciation expense increased $5.9 to $34.0 million in fiscal 1996 million from $28.1 million in fiscal 1995. This increase is primarily attributable to the opening of 36 new centers and to the expenditure of $25.2 million in fiscal 1996 for center renovations and short-lived assets, such as the computers for children's educational programs, offset somewhat by the closing of 25 older centers in fiscal 1996.

         Other operating expenses - Other operating expenses, as a percentage of revenues, decreased 1.0% to 26.5% in fiscal 1996 from 27.5% in fiscal 1995. This improvement is mostly due to: 1) a decrease in insurance costs from improving experience, 2) gains on the sales of assets, and 3) improvements associated with the field management reorganization such as decreases in travel costs and office supplies. These improvements are partially offset by increased costs associated with upgrades in the food and educational programs and increased marketing costs.

         Litigation Settlements and Restructuring Costs (Income), Net

                 Litigation settlements - On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery.

         In the third of quarter 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

                 Restructuring - On June 15, 1995 the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to the appointment, the Company made substantial changes to its field operations management and support functions. As a result of the changes, the Company charged $4.0 million of restructuring costs, primarily severance agreements, against fiscal 1996 earnings during the quarter ending September 22, 1995 ("first quarter 1996").

         On April 16, 1996, the Company implemented further organization changes in both field and facilities management, redefining the roles and responsibilities of center directors and the other field management positions. These changes were implemented to increase operating efficiencies by: 1) eliminating unnecessary layers of management, 2) increasing management authority, 3) empowering center directors. One-time costs of $2.5 million, primarily to cover severance arrangements were charged against earnings during the fourth quarter of fiscal 1996.

         Although substantial reorganization changes were implemented during fiscal 1996, the Company continues to evaluate certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies, as well as to improve the quality of services.

         Management has limited KID'S CHOICE development to contracts in process, and recorded an impairment loss of $6.3 million in first quarter 1996, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements, and $1.0 million for anticipated lease termination costs.

         Operating income - Fiscal 1996 operating income increased 1.8% or $0.9 million. As a percentage of revenues, fiscal 1996 operating margin of 9.5% decreased 0.5% from the prior year operating income margin for the reasons discussed above. Before litigation settlements and restructuring costs, as discussed above, fiscal 1996 operating income of $53.2 million is $3.3 million better than fiscal 1995 operating income of $49.9 million and, as a percentage of revenues, operating income margin remained about flat at 9.8%.

         Fiscal 1996 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, increased 5.4% or $4.4 million. As a percentage of operating revenues, the EBITDA margin was 0.2% lower than the prior fiscal year at 15.9% from 16.1%. Before litigation settlements and restructuring costs, as discussed above, fiscal 1996 EBITDA increased 8.5% or $6.8 million to $87.4 million from $80.6 million, and, as a percentage of revenues, increased 0.3% to 16.2% from 15.9%. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs, nor does it represent cash flow from operations as defined by generally accepted accounting principles.

         Net investment income - Net investment income was $0.2 million for fiscal 1996 compared to $2.6 million for fiscal 1995. The decrease is primarily due to the sale of certain investments during fiscal 1995.

         Interest expense - Interest expense decreased to $16.7 million for fiscal 1996 from $17.3 million for fiscal 1995. This decrease is attributable to a reduction of long term debt obligations offset by higher average interest rates. The Company's weighted average interest rate on its long-term debt, including amortization of debt issuance costs, was 10.8% for fiscal 1996 versus 10.0% for fiscal 1995

         Income tax expense - Income tax expense for fiscal 1996 of $13.5 million was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to state income taxes. Additional paid-in capital was increased by $4.1 million for tax benefits recognized in fiscal 1996 relating to valuation allowances established for deferred taxes at April 2, 1993, the effective date of the Company's emergence from a pre-organized bankruptcy.

         The fiscal year ended June 2, 1995 ("fiscal 1995", a 52-week year) compared to the fiscal year ended June 3, 1994 ("fiscal 1994", a 53-week year).

         The following table shows the comparative operating results of the Company (dollars in thousands):

                                                                                                            CHANGE
                                                                                                     ---------------------
                                                        PERCENT                       PERCENT                     PERCENT
                                           JUNE 2,         OF           JUNE 3,         OF                           OF
                                             1995       REVENUES       1994 (A)      REVENUES        AMOUNT       REVENUES
                                           -------      --------       --------      --------        ------       --------
 Operating revenues                        506,505        100.0%         488,726       100.0%         17,779          ---%
                                           -------        ------         -------       ------         ------          ----
 Operating expenses:
    Salaries, wages and benefits           263,527          52.0         256,468         52.5          7,059          (0.5)
    Rent and lease payments                 26,099           5.2          22,563          4.6          3,536           0.6
    Depreciation                            28,071           5.5          25,148          5.1          2,923           0.4

    Other                                  138,910          27.5         137,381         28.1          1,529          (0.6)
    Gain on litigation settlements            (888)         (0.2)             --          0.0           (888)         (0.2)
                                           -------        ------         -------       ------         ------          ----
        Total operating expenses           455,719          90.0         441,560         90.3         14,159          (0.3)
                                           -------        ------         -------       ------         ------          ----
 Operating income                           50,786         10.0%          47,166         9.7%          3,620           0.3%
                                           =======        ======         =======       ======         ======          ====

(a) - The fiscal year ended June 3, 1994 was a 53-Week year.

         Operating revenues - Including the 53rd week in fiscal 1994, fiscal 1995 revenues (52-weeks) increased $17.8 million or 3.6%. After adjusting fiscal 1994 to a comparable 52-week basis, fiscal 1995 revenues of $506.5 million increased $27.3 million or 5.7% over fiscal 1994. The increase in operating revenues is mostly attributable to tuition increases. In fiscal 1995, tuition rates were increased approximately 4.4% during the second quarter. In fiscal 1994, tuition rates were increased 4.8% during the second quarter and increased an additional 1% during the fourth quarter. Fiscal 1995 revenues also were favorably impacted by $0.5 million from 12 centers acquired on May 5, 1995. Fiscal 1995 same center revenues, defined as centers in operation during both full years, increased 5.84% over fiscal 1994, again after adjusting fiscal 1994 to a comparable 52-week basis.

         Total company average occupancy decreased slightly to 76.7% in fiscal 1995 from 77.2% in fiscal 1994. Same center average occupancy remained almost constant at 77.1% for fiscal 1995 compared to 77.4% for fiscal 1994. The slight decrease in occupancy is attributable to new center openings and a softer than expected third and fourth quarter.

         During fiscal 1995, the Company opened or acquired 45 new centers: 29 KinderCare community centers (including 12 acquired centers), three KINDERCARE AT WORK centers and 13 KID'S CHOICE centers; and closed or sold 37 centers. During fiscal 1994 the Company opened 31 new centers: four KinderCare community centers, four KINDERCARE AT WORK centers and 23 KID'S CHOICE centers; and closed or sold 63 centers. The average capacity for new community center openings is 163 and 171 in fiscal 1995 and 1994, respectively, while closed center average capacity was 110 and 101, respectively. Consequently, total capacity remained about the same.

         Salaries, wages and benefits - Salaries, wages and benefits decreased as a percentage of revenues by 0.5% to 52.0%. These improvements reflect continued management focus on center staff scheduling initiated in early 1994, which led to improvement throughout fiscal 1994 and 1995 and favorable cost reductions in employee medical costs due to new program roll-outs and management focus on medical cost containment. The improvement in center staff productivity (calculated as a percentage of revenues) was partially offset by increased support services and the expansion of the Kid's Choice format as the Company continued its focus on improving the quality of services and the expansion of new centers and new center format concepts.

         Rent and lease expense - Rent expense increased $3.5 million in fiscal 1995 from fiscal 1994. This increase is primarily attributable to an increase in rent on the Company's vehicle leases and rent incurred on new KID'S CHOICE leases.

         Depreciation - Depreciation expense increased $2.9 to $28.1 million in fiscal 1995 million from $25.2 million in fiscal 1994. The increase is attributable to the opening of 45 new centers, of which 28 were owned, offset somewhat by the closing of 37 older centers, of which only nine were owned, and depreciation on short-lived assets acquired in fiscal 1995.

         Other operating expenses - Other operating expenses, as a percentage of revenues, decreased 0.8% to 27.3% in fiscal 1995 from 28.1% in fiscal 1994. This improvement is mostly due to a decrease in insurance costs from improving experience, which was partially offset by increases in support services, new center development, replacement of education supplies, and pre-opening and start-up costs of new centers.

         Gain on litigation settlements - In third quarter 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

         Operating income - Including the 53rd week in fiscal 1994, fiscal 1995 operating income (52 weeks) increased 7.7% or $3.6 million. After adjusting fiscal 1994 to a comparable 52-week basis operating income for fiscal 1995 of $50.8 million increased 9.8% or $4.5 million over fiscal 1994. As a percentage of revenues, fiscal 1995 operating margin of 10.0% improved by 0.30% over the prior year operating income margin for the reasons discussed above.

         Including the 53rd week in fiscal 1994, fiscal 1995 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, (52 weeks) increased 7.9% or $6.0 million. After adjusting fiscal 1994 to a comparable 52-week basis, EBITDA increased 8.6% or $6.4 million over fiscal 1994 EBITDA. As a percentage of operating revenues, the EBITDA margin, as adjusted, improved 0.6% over the prior fiscal year to 16.1%. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs, nor does it represent cash flow from operations as defined by generally accepted accounting principles.

         Net investment income - Net investment income decreased $0.6 million from $3.2 million in fiscal 1994 to $2.6 million in fiscal 1995. During fiscal 1995, the Company recognized a $2.0 million gain on the sale of securities and earned $0.6 million interest on cash balances. In fiscal 1994, a $1.9 million gain was recognized on the collection and retirement of the note receivable received in conjunction with the sale of Sylvan Learning Corporation

("Sylvan"), a wholly-owned subsidiary, in July 1993, and earned $1.3 million interest on cash balances.

         Interest expense - Interest expense decreased slightly to $17.3 million for fiscal 1995 from $17.7 million for fiscal 1994. This decrease is attributable to a reduction of long term debt obligations offset by higher average interest rates and amortization of debt issuance costs associated with the Refinancing Plan. The Company's weighted average interest rate on its long-term debt, including amortization of debt issuance costs, was 10.0% for fiscal 1995 versus 9.6% for fiscal 1994.

         Income tax expense - Income tax expense for fiscal 1995 of $14.0 million is in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to state income taxes. Additional paid-in capital was increased by $13.9 million for tax benefits recognized in fiscal 1995 relating to valuation allowances established for deferred taxes at April 2, 1993, the effective date of the Company's emergence from a pre-organized bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

         Fiscal Year 1996

         The Company's consolidated net cash flow from operations for fiscal 1996 was $75.9 million, compared to $73.0 million for fiscal 1995. Cash and cash equivalents totaled $15.6 million at May 31, 1996 compared to $14.2 million at June 2, 1995 and the ratio of current assets to current liabilities was .58 to 1, versus .54 to 1 at June 2, 1995.

         New enrollments are generally highest in September and January, with attendance declining during July and August and the year-end holiday season.
To prepare centers for fall enrollments, the Company seeks during the summer months to open new centers, accelerate renovations and improvements to existing facilities, and accelerate purchases of equipment. Consequently, the combination of decreased attendance and escalated capital activity during the summer months and during the year-end holiday period may result in decreased liquidity during these periods. Management believes that the combination of cash provided from operations and funds available under the Company's revolving credit facility are adequate to meet the Company's working capital needs.

         On May 31, 1995, the Company amended its Bank Credit Facility to include an extension of the maturity date to May 15, 1998 and the release of up to 19 collateralized centers without the need to provide substitute collateral. Additionally, capital expenditure limitations for fiscal years 1996 and 1997 were increased by $25 million to $96 million and $108 million, respectively. Fiscal year 1998's capital expenditure limitations were set at $115 million. These limits may also be increased by the proceeds from qualified mortgages and sale leasebacks.

         There is no scheduled amortization relating to the Senior Notes or borrowings under the Bank Credit Facility, although the Senior Notes mature June 1, 2001 and the Bank Credit Facility must be repaid or renegotiated by May 15, 1998.

         On June 3, 1996, the Board of Directors of KinderCare authorized the purchase of up to $30 million par of the Company's 10-3/8% Senior Notes due 2001. During the first quarter of fiscal 1997, the Company purchased $30 million par of the Notes at an aggregate price of $31.5 million. This transaction will result in an extraordinary loss of $1.2 million, net of income taxes, in the first quarter of fiscal 1997.

         As of July 27, 1996, approximately $64.2 million was available under the revolving credit facility to incur any additional indebtedness for capital expenditures, to maintain existing facilities and develop new centers, or to meet working capital needs. The Company's 10 3/8% senior notes are rated Ba3 by Moody's and Standard & Poor's assigned the Company a BB- issuer credit rating and the senior notes a B rating.

         On February 15, 1995, the Board of Directors of KinderCare authorized the repurchase of up to $10 million of the Company's Common Stock. This repurchase was completed and all shares retired during the second quarter ending December 15, 1995. On May 2, 1996, the Board of Directors authorized another repurchase of $10 million and increased it to $23.0 million on June 3, 1996. As of May 31, 1996, under the second stock buyback program, 259,000 shares and 120,000 warrants had been repurchased for $4.2 million. As of July 27, 1996, under the second stock buyback program, 1,111,500 shares and 435,000 warrants have been repurchased for $18.3 million.

         The Company intends to continue to make purchases from time to time as market conditions are favorable on the open market or in negotiated transactions.

         During first quarter fiscal 1996, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in US Bankruptcy Court in Montgomery.

         During second quarter fiscal 1996, the Company sold holdings in Leveraged Preferred Stock Partnerships for $3.4 million.

         During fiscal 1996, the Company received $2.0 million in cash from the repayments of notes receivable related to the sales of centers in prior years. In addition, the Company also received $3.7 million in cash from the sale of assets during the year.

         Capital Expenditures

         Capital expenditures during fiscal 1996 amounted to approximately $67.3 million. Approximately $14.9 million was spent in renovations and improvements to existing facilities, approximately $12.4 million was spent on equipment purchases, including $0.5 million on computers for children's educational programs, and the remaining $40.0 million was spent on new center development. Capital expenditures during fiscal 1995 amounted to approximately $74.4 million. During fiscal 1995, approximately $13.5 million was spent on renovations and improvements to existing facilities, approximately $17.4 million was spent on equipment purchases, including $6.8 million on computers for children's educational programs, and the remaining $43.5 million was spent on new center development.

         Fiscal 1996 new center openings totaled 36 centers; consisting of 22 KinderCare community centers, six KINDERCARE AT WORK centers and eight Kid's Choice(TM) centers. This compares to 45 center openings in fiscal 1995; consisting of 29 KinderCare Community Centers (12 acquired centers), three KINDERCARE AT WORK centers and 13 KID'S CHOICE centers. The average capacity for community centers opened in fiscal 1996 and 1995, respectively, is 175 and 163.

         During fiscal 1997, the Company anticipates opening 20 to 23 new centers consisting of 17 to 19 KinderCare community centers, one KINDERCARE AT WORK center and two to three centers in the United Kingdom. There are no planned additions to the Company's KIDS' CHOICE(TM) format as management does not believe the new format concept is meeting its full potential and needs further refinement. New centers are based upon detailed site analyses that include feasibility and demographic studies and financial modeling. Of course, no assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

         To augment new center development, the Company is seeking to purchase existing child care centers where demographics, operating standards, and customer services are similar. Again, no assurance can be given by the Company that it will be able to successfully negotiate and acquire existing centers.

         The Company also expects to continue its plans to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, most centers are equipped with computers for children's educational programs.

         Under the amended provisions of the Indenture and the Bank Credit Facility, the Company is permitted to make increased capital expenditures. Capital expenditure limits for fiscal years 1997 and 1998 are $108 million and $115 million, respectively. Also, the Company is permitted greater flexibility under the provisions of the Indenture and the New Credit Facility with respect to the acquisition of additional indebtedness, whether through qualified mortgages or sale leaseback transactions.

         The Company believes that cash on hand, borrowings under the Bank Credit facility, cash provided by operating activities and funds from permitted additional financing will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures over the next several years. Although no assurance can be given that such sources will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors, and seasonality of openings. If the Company experiences a lack of working capital, it is in a position to cut back its capital expenditures. In the near term, if the Company were to reduce substantially or postpone its capital expenditures, management believes there would be no substantial impact on current operations and it is likely that more cash would be available for working capital needs and debt servicing. In the long term, if these expenditures were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

         Lease Commitments

         Lease commitments for child care facilities for fiscal 1997 total approximately $15.7 million which the Company expects to fund from operations.

         Subsequent to January 1, 1993, the Company re-negotiated approximately 70 leases related to under-performing centers in order to amend the terms and allow the Company to terminate these leases at any time with minimal notice. The Company paid approximately $3.2 million in exchange for the modified terms. Commitments under these amended leases totaled approximately $16.8 million over the original lease term. Upon giving the landlord notice of at least six months, the Company would be permitted to utilize the facilities for the final six-month period and pay no rent, as well as relieve itself of all future commitments remaining under the lease. As of July 26, 1996, the Company had elected to close 24 of these centers and the remaining unamortized prepaid balance was $2.6 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued. SFAS 123 encourages companies to adopt a fair value based method of accounting for stock-based compensation plans in place of the intrinsic value based method provided for by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies which continue to apply the provisions of APB 25 must make pro forma disclosures in the notes to their financial statements of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company plans to adopt SFAS 123 in fiscal year 1997 on a pro forma disclosure basis.

SEASONALITY

         New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday period. As a result, the Company seeks to open centers in August and December in anticipation of the peak enrollment periods. The combination of decreased attendance and escalated center development in the summer months and during the year-end holiday period may result in decreased liquidity during these periods.

GOVERNMENTAL LAW & REGULATIONS

         There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of
Section 21. Slightly less than 13% of the Company's net revenues are generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Under new legislation, signed by President Clinton in August 1996, additional funding for child care will be available for low income families as part of welfare reform. Depending on state decisions, the Company may experience an increase in revenue from this program. No assurance, however, can be given that these changes will have any material effect on the Company.


INFLATION AND WAGE INCREASES

         Approximately 52.5% of operating expenses during fiscal 1996 consisted of salary, wages and benefits. As of May 31, 1996, the Company's average wage rate for hourly employees was $6.45 per hour, compared to the current federal minimum wage rate of $4.25 per hour.

         Management does not believe that the effect of inflation on the results of the Company's operations has been significant in recent periods. During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 to be effective on September 1, 1997. The Company believes the new wage rates will result in increased expenses of approximately $1.0 million to $1.2 million in fiscal 1997 and $2.6 million to $2.8 million in fiscal 1998. On an annual basis, the resulting wage increase is expected to be approximately $3.1 million and will not be experienced until fiscal 1999. The Company believes it can recover any increase in expenses caused by the 1996 - 1997 wage adjustments and additional adjustments necessitated by the increases in the minimum wage rate by appropriate increases in its tuition rates. However, there can be no assurance that the Company will be able to increase sufficiently its rates to offset such increased costs.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                FISCAL YEAR         FISCAL YEAR          FISCAL YEAR
                                                                   ENDED               ENDED                ENDED
                                                                MAY 31, 1996        JUNE 2, 1995         JUNE 3, 1994
                                                                ------------------------------------------------------
Operating revenues                                               $ 541,264           $ 506,505             $ 488,726
Operating expenses:
        Salaries, wages and benefits                               284,115             263,527               256,468
        Rent and lease payments                                     26,515              26,099                22,563
        Depreciation                                                33,972              28,071                25,148

        Provision for allowance for doubtful accounts                3,908               3,612                 3,885
        Other                                                      139,561             135,298               133,496
        Litigation settlements and restructuring
          costs (income), net                                        1,484                (888)                   --
                                                                ----------------------------------------------------
                        Total operating expenses                   489,555             455,719               441,560
                                                                ----------------------------------------------------
Operating income                                                    51,709              50,786                47,166
Net investment income                                                  250               2,635                 3,176
Interest expense                                                    16,727              17,318                17,675
                                                                ----------------------------------------------------
Income before income taxes and
   extraordinary item                                               35,232              36,103                32,667

Income tax expense                                                  13,549              14,037                12,837
                                                                ----------------------------------------------------
Income before extraordinary item                                    21,683              22,066                19,830
                                                                ====================================================
Extraordinary item - loss on debt discharge, net
        of income taxes of $1,597 in 1994                               --                  --                (2,397)
                        Net income                               $  21,683           $  22,066             $  17,433
                                                                ====================================================
Primary income per common share:
        Income before extraordinary item                         $    1.10           $    1.07             $     .97
          Extraordinary item - loss on debt
                 discharge                                              --                  --                  (.12)
                                                                ----------------------------------------------------
                        Net income                               $    1.10           $    1.07             $     .85
                                                                ====================================================
        Weighted average common shares and share
                 equivalents                                        19,752              20,683                20,533
                                                                ====================================================
Fully-diluted income per common share:
                        Net income                               $    1.05
                                                                ==========
        Weighted average common shares and share
                 equivalents                                        20,683
                                                                ==========



          See accompanying notes to consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          MAY 31, 1996       JUNE 2, 1995
                                                                                          ------------       ------------
  ASSETS:
  Current assets:
          Cash and cash equivalents                                                         $  15,597         $  14,233
          Receivables:

                   Tuition (net of allowance for doubtful accounts of $1,884 and $873
                 at May 31, 1996 and June 2, 1995, respectively)                               14,566             9,913
                   Other                                                                          563             1,156
          Prepaid expenses and supplies                                                         9,116             8,282
          Deferred income taxes                                                                 4,664             2,099
                                                                                            ---------         ---------
          Total current assets                                                                 44,506            35,683
                                                                                            ---------         ---------
  Property and equipment, at cost:
          Land                                                                                142,856           135,965
          Buildings and leasehold improvements                                                305,292           269,938
          Equipment                                                                            96,216            78,414
          Construction in progress                                                             16,825            13,373
                                                                                            ---------         ---------
                                                                                              561,189           497,690
                   Less accumulated depreciation and amortization                              92,664            55,244
                                                                                            ---------         ---------
                   Net property and equipment                                                 468,525           442,446
                                                                                            ---------         ---------
  Investments                                                                                      --             1,981
  Deferred income taxes                                                                         4,422             9,502
  Other assets                                                                                  8,023            11,662
                                                                                            ---------         ---------
                                                                                            $ 525,476         $ 501,274
                                                                                            =========         =========
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
          Accounts payable                                                                  $  14,330         $  12,639
          Bank overdrafts                                                                       9,768             7,017
          Current portion of long-term debt                                                       853               889
          Accrued expenses and other liabilities                                               51,163            45,926
                                                                                            ---------         ---------
                   Total current liabilities                                                   76,114            66,471

  Long-term debt                                                                              145,764           159,505
  Self insurance liabilities                                                                   17,652            17,927
  Other noncurrent liabilities                                                                 20,488            13,132
                                                                                            ---------         ---------
                   Total liabilities                                                          260,018           257,035
                                                                                            ---------         ---------
  Shareholders' equity:

          Preferred stock, $.01 par value; authorized
                   10,000,000 shares; none outstanding                                             --                --
          Common stock, $.01 par value; authorized 40,000,000 shares;
                   issued 19,981,807 and 20,119,818 shares at May 31, 1996
                    and June 2, 1995, respectively; outstanding 19,946,807 and
                   20,119,818 shares at May 31, 1996 and June 2, 1995, respectively               199               201
          Additional paid-in capital                                                          204,003           203,890
          Retained earnings                                                                    61,799            40,116
          Cumulative translation adjustment                                                       (20)               32
                                                                                            ---------         ---------
                                                                                              265,981           244,239
          Less cost of 35,000 common shares held in treasury                                     (523)               --
                                                                                            ---------         ---------
                   Total shareholders' equity                                                 265,458           244,239
                                                                                            ---------         ---------
                                                                                            $ 525,476         $ 501,274
                                                                                            =========         =========

See accompanying notes to consolidated financial statements.

              KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                             ADDITIONAL               CUMULATIVE
                                                        COMMON      COMMON    PAID-IN      RETAINED   TRANSLATION  TREASURY
                                                        SHARES      STOCK     CAPITAL      EARNINGS   ADJUSTMENT    STOCK    TOTAL
                                                      -----------------------------------------------------------------------------
 Balance at May 28, 1993                              20,000,190     200      178,670         617                    --     179,487
          Net income                                          --      --           --      17,433                    --      17,433
          Tax benefits of the valuation
                  allowance for deferred tax assets           --      --        9,884          --                    --       9,884
          Exercise of stock options and warrants           9,327      --          101          --                    --         101
                                                      -----------------------------------------------------------------------------
 Balance at June 3, 1994                              20,009,517     200      188,655      18,050                    --     206,905
          Net income                                          --      --           --      22,066        --          --      22,066
          Tax benefits of the valuation
                  allowance for deferred tax assets           --      --       13,932          --        --          --      13,932
          Cumulative translation adjustment                   --      --           --          --        32          --          32
          Exercise of stock options and warrants         110,301       1        1,303          --        --          --       1,303
                                                      -----------------------------------------------------------------------------
 Balance at June 2, 1995                              20,119,818     201      203,890      40,116        32          --     244,239
          Net income                                          --      --           --      21,683        --          --      21,683
          Tax benefits of the valuation
                  allowance for deferred tax assets           --      --        4,121          --        --          --       4,121
          Cumulative translation adjustment                   --      --                       --       (52)         --         (52)

          Tax benefit of option exercises                     --      --          993          --        --          --         993
          Repurchase and retirement of stock and
                  warrants                              (969,883)    (10)     (13,477)         --        --        (523)    (14,010)
          Exercise of stock options and warrants         831,872       8        8,476          --        --                   8,484
                                                      -----------------------------------------------------------------------------
 Balance at May 31, 1996                              19,981,807     199      204,003      61,799       (20)       (523)    265,458
                                                      =============================================================================


See accompanying notes to consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                           FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                                              ENDED         ENDED         ENDED
                                                                             MAY 31,       JUNE 2,       JUNE 3,
                                                                              1996          1995          1994
                                                                           ----------------------------------------
       Cash flows from operations:

               Net income (loss)                                             $  21,683     $  22,066     $  17,433

               Operating activities not requiring (providing) cash:
                        Depreciation                                            33,972        28,071        25,148
                        Write-down of KIDS CHOICE(TM) property and
                          equipment                                              5,312            --            --
                        Amortization of intangibles and other assets             1,533         1,681            95
                        Amortization of debt premium/discount                       --            --          (165)
                        Gain on sales and disposals of property and
                                equipment, net                                  (1,684)           --            --
                        Gain on sale of Sylvan Learning Corporation                 --            --        (1,900)
                        Deferred tax expense                                    12,285         9,862        10,342

                        Equity in earnings of leveraged preferred stock
                                partnerships and other investments                  --           (24)          (49)

                        Extraordinary item-loss  on debt discharge                  --            --         2,397

                        Changes in operating assets and liabilities:
                                Receivables                                     (2,473)        4,440          (519)
                                Prepaid expenses and supplies                   (1,354)        2,900           680
                                Other assets                                       116          (978)        6,900
                                Accounts payable, accrued expenses and
                                   other liabilities                             7,735         7,813        12,598

                        Other, net                                              (1,228)       (2,868)        1,391
                                                                           ----------------------------------------
       Net cash provided by operating activities                                75,897        72,963        74,351
                                                                           ----------------------------------------

See accompanying notes to consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)


                                                                      FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                                                         ENDED          ENDED          ENDED
                                                                     MAY 31, 1996   JUNE 2, 1995    JUNE 3, 1994
                                                                     -------------------------------------------
         Cash flows from investing activities:
                  Purchases of property and equipment                      (67,304)       (74,376)       (35,710)
                  Proceeds from sales of property and equipment              3,883         12,454          4,253
                  Proceeds from sales or redemption of investments           3,396          2,211          1,759
                  Proceeds from collection of notes receivable               2,042

                  Proceeds from the sale of Sylvan Learning
                          Corporation                                           --             --          3,150
                  Other, net                                                    --             82           (156)
                                                                     -------------------------------------------
         Net cash used by investing activities                             (57,983)       (59,629)       (26,704)
                                                                     -------------------------------------------
         Cash flows from financing activities:
                  Purchases of treasury stock and warrants                 (14,010)            --             --
                  Payments on long-term borrowings                         (13,777)       (18,298)      (179,097)
                  Exercise of stock options and warrants                     8,484          1,303            101
                  Bank overdrafts                                            2,753          5,931        (11,224)
                  Proceeds from long-term borrowings                            --             --        130,504
                                                                     -------------------------------------------
         Net cash used by financing activities                             (16,550)       (11,064)       (59,716)
                                                                     -------------------------------------------
         Increase (decrease) in cash and cash equivalents                    1,364          2,270        (12,069)

         Cash and cash equivalents at the beginning of the period           14,233         11,963         24,032
                                                                     -------------------------------------------
         Cash and cash equivalents at the end of the period             $   15,597      $  14,233      $  11,963
                                                                     ===========================================
         Supplemental cash flow information:
                  Interest paid (net of amounts capitalized)            $    8,944      $  14,850      $  19,835
                                                                     ===========================================
                  Income taxes paid                                     $    3,795      $   2,551      $   8,352
                                                                     ===========================================


See accompanying notes to consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         KinderCare Learning Centers, Inc.("KinderCare" or the "Company") is the largest preschool and child care company in the United States. At the end of fiscal 1996, KinderCare operated 1,147 centers in 38 states in the United States and one center in the United Kingdom. The consolidated financial statements include the financial statements of the "Company" and its wholly owned subsidiaries: Mini-Skools Limited ("Mini-Skools"); KinderCare Development Corporation; KinderCare Real Estate; KinderCare Learning Centres, Limited; and KinderCare Properties, Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

         The Company's fiscal year ends on the Friday closest to May 31. The fiscal year ended June 3, 1994 ("fiscal 1994") was a 53-week fiscal year. The fiscal years ended June 2, 1995 ("fiscal 1995") and May 31, 1996 ("fiscal 1996") were 52-week fiscal years.

Revenue Recognition

         The Company recognizes revenue for child care services as earned.

Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of"(SFAS No. 121). SFAS No. 121 requires that, when certain conditions are present, the carrying value of long-lived assets be reviewed for impairment and be reported at the lower of carrying amount or fair value less costs to dispose. SFAS No. 121 also establishes the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets used by an entity. The Company adopted SFAS No. 121 during the first quarter of fiscal 1996, evaluated the recoverability of long-lived assets, and, recorded a one-time, non-recurring expense of $5.3 million for the impairment of certain long-lived assets utilized in operating its KID'S CHOICE child care format (primarily leasehold improvements, which were valued based on anticipated discounted cash flows).

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash held in banks and liquid investments with original maturities not exceeding 90 days.

Property and Equipment

         Property and equipment are stated at cost. Depreciation on buildings and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term, including expected lease renewal options where the Company has the unqualified right to exercise the option.

         The Company's property and equipment is depreciated using the following estimated useful lives:

                                                                    Life
                                                                -----------
                  Buildings                                     10-40 years
                  Building renovations                           5-10 years
                  Leasehold improvements                         5-10 years
                  Computer equipment                                3 years
                  All other equipment                            5-10 years

Investments

         Investments are accounted for under the specific identification method.

         For years prior to fiscal 1996, the Company accounted for its investments in leveraged preferred stock partnerships under the equity method. All of the Company's holdings in leveraged preferred stock partnerships were liquidated in fiscal 1996.


Pre-Opening Costs

         Costs incurred prior to a center's opening are deferred and amortized
over one year.   Pre-opening costs include training salaries, grand opening and promotion expenses, and the initial purchase of forms and supplies needed to operate the center.

Self Insurance Programs

         The Company is self-insured for certain levels of general liability, workers' compensation, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims.

Income Taxes

         Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.  LITIGATION SETTLEMENTS AND RESTRUCTURING COSTS (INCOME), NET

         On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery.

         On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to the appointment, the Company made substantial changes to its field operations management and support functions. As a result of these changes, the Company provided $4.0 million for restructuring costs, primarily severance, during the quarter ending September 22, 1995 ("first quarter 1996").

         On April 16, 1996 the Company implemented further organization changes in both field and facilities management, redefining the roles and responsibilities of Center Directors and the other field management positions. These changes are resulting in increased management span of control, increased empowerment at the center director level, and increased operating efficiencies. One-time costs of $2.5 million were charged against earnings during the fourth quarter of fiscal 1996, primarily to cover severance arrangements.

         In connection with the above, less than 100 positions were eliminated. The Company is continuing to evaluate certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies as well as to improve the quality of services.

         Management has limited KID'S CHOICE development to contracts in process until the concept is more fully developed, and recorded an impairment loss of $6.3 million in first quarter 1996, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements, and $1.0 million for anticipated lease termination costs.

         Information relating to the reserves recorded for the changes in management organization and anticipated KID'S CHOICE lease termination costs are as follows(dollars in thousands):

           Restructuring charges and lease termination costs
                   recorded in fiscal 1996                     $ 7,531
           Cash payments primarily severance and lease
                   termination costs                            (4,440)
                                                               -------
           Remaining liabilities at May 31, 1996               $ 3,091
                                                               =======

         In the third quarter of 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

3.  PREPAID EXPENSES AND SUPPLIES

         Prepaid expenses and supplies are summarized as follows (dollars in thousands):

                                        MAY 31, 1996           JUNE 2, 1995
                                        ------------           ------------
           Prepaid rent                 $      3,676           $      3,847
           Inventories                         2,491                  2,350
           Other                               2,949                  2,085
                                        ------------           ------------
                                        $      9,116           $      8,282
                                        ============           ============

4.  INVESTMENTS

Net investment income  is summarized as follows (dollars in thousands):

                                                  MAY 31, 1996     JUNE 2, 1995     JUNE 3, 1994
                                                  ----------------------------------------------
    Interest income                                 $  199         $    612         $  1,241
    Gain on sale of leveraged
           preferred stock partnerships                215
    Gain on sale of Securities                          --            2,000               --
    Gain on sale of Sylvan                              --               --            1,900
    Equity in earnings of leveraged
           preferred stock partnerships                 --               23               48
    Other                                             (164)              --              (13)
                                                  --------------------------------------------
                                                   $   250         $  2,635         $  3,176
                                                  ============================================

         During fiscal 1996, the Company sold all of its holdings in leveraged preferred stock partnerships at a gain of $0.2 million.

         During fiscal 1995, the Company sold investment securities with a carrying value of $0.2 million resulting in a gain of $2.0 million.

         On January 29, 1993, the Company sold 100% of the outstanding common stock of Sylvan, a wholly-owned subsidiary, for $8.0 million. The Company received $4.5 million in cash and a promissory note in the amount of $3.5 million. A gain of approximately $3.0 million was recognized at the time of the sale. The remaining gain of approximately $2.3 million was deferred to be recognized under the installment method. On July 15, 1993, the Company accepted prepayment of the $3.5 million note at a discounted amount of $3.2 million. In connection with the early retirement, the Company recognized a $1.9 million gain in fiscal 1994.

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities are summarized as follows (dollars in thousands):

                                                           MAY 31, 1996       JUNE 2, 1995
                                                           ------------       ------------
    Accrued compensation and related taxes                 $   17,282          $  18,219
    Self insurance                                              6,707              6,457
    Deferred revenue                                            6,451              5,132
    Accrued property taxes                                      5,633              5,712
    Accrued interest                                            5,585                165
    Accrued restructuring and lease termination costs           3,091                 --
    Accrued income taxes                                        2,402              6,967
    Other                                                       4,012              3,274
                                                            ---------         ----------
                                                            $  51,163         $   45,926
                                                            =========         ==========

6.  LONG-TERM DEBT

         Long-term debt is as follows (dollars in thousands):

                                                                                                MAY 31, 1996    JUNE 2, 1995
                                                                                                ------------    -----------
         Secured:
                 Borrowings under Revolving Credit Facility at LIBOR plus 1.25%                  $     --        $ 13,000
                 Industrial refunding revenue bonds at variable rates of interest from
                         3.85% to 5.57% at May 31, 1996, and 3.95% to 6.25% at June 2, 1995
                         supported by letters of credit, maturing 1999 to 2009                     33,025          33,025
                 Industrial revenue bonds secured by real property with maturities to
                        2005 at rates of 4.20% to 12.75%                                            5,738           5,939
                 Obligations secured by mortgages on real and personal property payable in monthly installments through 2004 at rates of 8.75%
                         to 12.25%                                                                  7,854           8,430
         Unsecured:
                 Senior Notes due 2001 at 10 3/8%                                                 100,000         100,000
                                                                                                ---------      ----------
                                                                                                  146,617         160,394
         Less current portion of long-term debt                                                       853             889
                                                                                                ---------      ----------
                                                                                                $ 145,764      $  159,505
                                                                                                =========      ==========

Revolving Credit Facility

         The Company has an agreement with a number of participating banks providing for: (i) a $115.0 million secured three-year Revolving Credit Facility which may be used for general corporate purposes, including construction of new facilities and permitted acquisitions, and (ii) a letter of credit facility of approximately $35.0 million used to replace letters of credit securing obligations of the Company to various issuers of industrial revenue bonds. (See "Industrial Revenue Bonds" below.) Additionally, up to $25.0 million of the Revolving Credit Facility is available for the issuance of letters of credit required in the ordinary course of business.

         Obligations outstanding under the Revolving Credit Facility mature on May 15, 1998, with up to two annual extensions remaining. Outstanding advances bear interest at a rate equal to, at the option of the Company, either the base rate or LIBOR, plus the applicable margins, each as defined in the agreement. The base rate is the higher of the federal funds rate plus 0.5% or the agent bank's prime rate. The applicable margin is 1.25% and may be increased or decreased by 0.25% based upon the Company's debt/cash flow ratio. The Company must pay an annual commitment fee equal to 0.5% (and may be increased or decreased by 0.125%) of the unused portion of the Revolving Credit Facility. The Company, at its option, may prepay the outstanding indebtedness under the New Credit Facility at any time, in whole or in part, without penalty.

         The Revolving Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and Mini-Skools, except for certain leasehold interests and approximately 163 centers (22 of which have been previously closed) and 12 other real estate sites owned by the Company. In addition, the Company has pledged the stock of all its subsidiaries as security.

         At May 31, 1996, the Company had approximately $13.7 million committed on outstanding letters of credit and $101.3 million of available credit under the Revolving Credit Facility.

         The Revolving Credit Facility contains several covenants which are customary in similar agreements, including, but not limited to, restrictions on incurrence of additional indebtedness, creation of liens, asset or subsidiary sales, transactions with affiliates, investments and guarantees.

Industrial Revenue Bonds

         Series A Through E Industrial Revenue Bonds - The Company is obligated to various issuers of industrial revenue bonds (the "Refunded IRBs") in an amount totaling approximately $33.0 million outstanding as of May 31, 1996 and June 2, 1995. The Refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping certain child care facilities and the Company's Montgomery, Alabama corporate headquarters. Each of these Refunded IRBs is secured by a letter of credit obtained under the Letter of Credit Facility.

         Other IRBs - The Company also is obligated to various issuers of other industrial revenue bonds (the "IRBs") in the aggregate principal amount of approximately $5.7 million and $5.9 million as of May 31, 1996 and June 2, 1995, respectively. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping certain child care facilities and the IRBs are secured by these facilities.

Senior Notes

         On June 2, 1994, the Company issued $100 million in unsecured senior notes due June 1, 2001. The Notes were issued under an indenture (the "Indenture") between the Company and AmSouth Bank N.A. as trustee.

         The Notes bear interest at a fixed rate of 10-3/8% per annum, payable semi-annually on December 1 and June 1 of each year, and are effectively subordinated to the secured indebtedness of the Company, including indebtedness under the Revolving Credit Facility.

         The Notes are callable by the Company at 105-3/16% of par from June 1, 1998 through June 1, 1999. On June 1, 1999, the redemption price is reduced to 102% of par, and on June 1, 2000, until maturity, the Notes may be redeemed at par. Upon a change of control, as defined in the Indenture, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101% of par, together with accrued and unpaid interest to the date of repurchase.

         The Indenture contains a number of covenants similar to those in the Revolving Credit Facility. Certain limitations exist with respect to payment of dividends, incurrence of additional indebtedness, creation of liens, asset or subsidiary sales, transactions with affiliates, investments and guarantees, all of which are defined in the Indenture.

Principal Payments

         The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 31, 1996 are as follows (dollars in thousands):

         Fiscal Year                      Amount
         ---------------------------------------
         1997                       $        853
         1998                              1,200
         1999                              1,274
         2000                             12,203
         2001                            114,075
         Thereafter                       17,012
                                    ------------
              Total                 $    146,617
                                    ============

7.  INCOME TAXES

         The provision (benefit) for income taxes attributable to income before income taxes and extraordinary item is as follows (dollars in thousands):

                    FOR THE FISCAL YEARS ENDED           MAY 31, 1996     JUNE 2, 1995     JUNE 3, 1994
                                                         ----------------------------------------------
                    Current:
                      Federal                            $      832         $  2,909         $  1,217

                      State                                    (132)             662              604
                      Foreign                                   564              604              674
                                                         ----------------------------------------------
                                                              1,264            4,175            2,495
                                                         ----------------------------------------------
                    Deferred:
                      Federal                                10,292            8,293            8,370
                      State                                   2,137            1,859            1,972
                      Foreign                                  (144)            (290)              --
                                                         ----------------------------------------------
                                                             12,285            9,862           10,342
                                                         ----------------------------------------------
                                                          $  13,549       $   14,037        $  12,837
                                                         ==============================================

         A reconciliation between the statutory federal income tax rate and the effective income tax rates on continuing operations is as follows:

            FOR THE FISCAL YEARS ENDED                       MAY 31, 1996     JUNE 2, 1995     JUNE 3, 1994
                                                             ----------------------------------------------
                                                                  %                %                %
            Expected tax rate on income before
                     income taxes and extraordinary item
                     at federal rate                            35.0             35.0             35.0
            State income taxes, net of federal tax
                     benefit                                     3.7              4.5              5.1
            Other, net                                          (0.2)            (0.6)            (0.8)
                                                             ----------------------------------------------
                                                                38.5             38.9             39.3
                                                             ==============================================


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1996 and June 2, 1995 are summarized as follows (dollars in thousands):

                                                                              MAY 31, 1996        JUNE 2, 1995
                                                                             --------------      --------------
 Deferred tax assets:
          Self-insurance reserves                                            $        9,099      $        8,871

          Net operating loss carryforwards                                            7,895              13,354
          Capital loss carryforwards                                                  4,818              12,732
          Tax credits                                                                 3,172               3,200
          Property and equipment, basis differences                                   2,458               8,498
          Other                                                                       6,098               3,597
                                                                             --------------      --------------
                  Total gross deferred tax assets                                    33,540              50,252
                           Less valuation allowance                                 (10,310)            (27,929)
                                                                             --------------      --------------
                  Net deferred tax assets                                            23,230              22,323
                                                                             --------------      --------------
 Deferred tax liabilities:
          Property and equipment, basis differences of foreign subsidiary            (9,088)             (9,232)
          Stock basis of foreign subsidiary                                          (3,621)                 --
          Other                                                                      (1,434)             (1,490)
                                                                             --------------      --------------
                  Total gross deferred tax liabilities                              (14,143)            (10,722)
                                                                             --------------      --------------
                  Financial statement net deferred tax asset (liability)     $        9,086       $      11,601
                                                                             ==============      ==============

         The valuation allowance decreased by $17.6 million during the year ended May 31, 1996. Deferred tax assets have been recognized to the extent of existing deferred tax liabilities and income taxes paid that are subject to recovery through carryback. Future recognized tax benefits relating to the valuation allowance for deferred tax assets at May 31, 1996 will be recorded as direct additions to additional paid-in capital.

         At May 31, 1996, the Company had $20.0 million of net operating losses available for carryforward which expire in 2008. Utilization of the net operating losses is subject to an annual limitation of $19.1 million. The Company also has capital losses of $8.7 million, which are available to offset future capital gains, and expire in varying amounts through 2000.
Additionally, the Company has tax credits available for carryforward for federal income tax purposes of $3.2 million which are available to offset future federal income taxes through 2010.

8.  EMPLOYEE BENEFIT PLANS

Stock Option Plans

         On February 9, 1993, the Company adopted the KinderCare Learning Centers, Inc. 1993 Stock Option and Incentive Plan (the "1993 Stock Option Plan"). This plan authorizes a committee of the Board of Directors of the Company to grant or award to eligible employees of the Company and its subsidiaries and affiliates, stock options and restricted stock and related warrants of the Company beginning on March 31, 1993 and expiring on the tenth anniversary of such date. In connection with the 1993 Stock Option Plan, the Company reserved approximately 1.9 million shares of Common Stock for issuance to employees of the Company upon exercise of options available for grant by the Board of Directors of the Company.

A summary of option transactions under the 1993 Stock Option Plan is as follows (dollars in thousands):

                                          OPTION PRICE             NUMBER OF           TOTAL OPTION
                                           PER SHARE                SHARES                PRICE
                                        ----------------           ---------           ------------
         Granted in connection
            with the Plan                 $7.50 to 10.00           1,311,500           $ 12,740
         Canceled                                 $10.00              (5,960)               (60)
                                                                   ---------           --------
         Outstanding May 28, 1993                                  1,305,540             12,680

         Granted                                  $10.76              51,600                555
         Exercised                                $10.00              (6,512)               (65)
         Canceled                                 $10.00             (55,620)              (556)
                                                                   ---------           --------
         Outstanding June 3, 1994                                  1,295,008             12,614
                                                                   ---------           --------

         Granted                         $12.50 to 13.75             196,500              2,487
         Exercised                       $10.00 to 12.50            (108,110)            (1,083)
         Canceled                        $10.00 to 12.50             (75,760)              (801)
                                                                   ---------           --------
         Outstanding June 2, 1995                                  1,307,638             13,217
                                                                   ---------           --------

         Granted                        $12.88 to $13.63             256,700              3,345
         Exercised                      $ 7.50 to $12.88            (746,560)            (7,164)
         Canceled                       $10.00 to $12.88             (93,640)              (856)
                                                                   ---------           --------
         Outstanding May 31, 1996                                    744,138           $  8,542
                                                                   =========           ========

         At May 31, 1996, options for a total of 358,978 shares of stock were exercisable with a total option price of approximately $3.9 million.

Savings and Investment Plan

         The Board of Directors of the Company adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan (the "Savings Plan") effective January 1, 1990. All full-time employees of the Company and its subsidiaries are eligible to participate in the Savings Plan upon completion of one year of service and the attainment of age 18. Participants may contribute, in increments of 1%, up to 10% (6% before July 1, 1994) of their compensation to the Savings Plan. In accordance with the provisions of the Savings Plan, the Board of Directors has elected, since April 1, 1991, not to match employee contributions.

9.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of May 31, 1996 and June 2, 1995.

Cash and cash equivalents, short term investments, trade receivables and trade payables

         Fair value approximates cost as reflected in the consolidated balance sheets at May 31, 1996 and June 2, 1995 because of the short term maturity of these instruments.

Long-term debt

The carrying value and the fair value for the Company's 10 3/8 Senior Notes are $100.0 million and $105.0 million at May 31, 1996, respectively, based on current market activity, while the carrying value of $100.0 million at June 2, 1995 approximated fair value due to the recent refinancing. The carrying values for the Company's remaining long-term debt of $46.6 million and $60.4 million at May 31, 1996, and June 2, 1995, respectively, approximates market value based on current rates that management believes could be obtained for similar debt.

10.  QUARTERLY RESULTS (UNAUDITED)

         A summary of results of operations for the years ended May 31, 1996 and June 2, 1995 are as follows (dollars in thousands, except per share data):

                                                 FIRST            SECOND           THIRD            FOURTH
                                              QUARTER (A)      QUARTER (B)      QUARTER (B)       QUARTER(B)
                                              -----------      -----------      -----------       ---------
  Year ended May 31, 1996:
           Operating Revenues                   $  161,313       $  124,079       $  123,641       $ 132,231
           Operating income                         11,141           11,222           13,514          15,832
           Net income                                3,565            4,551            5,868           7,699
           Net income per share (primary)       $      .17       $      .23       $      .30       $     .39
           Net income per share (fully-diluted)        N/C              N/C              N/C       $     .37

  Year ended June 2, 1995:
           Operating Revenues                   $  151,502       $  116,765       $  115,696       $ 122,542
           Operating income                         10,352           11,394           12,120          16,920
           Net income                                3,091            4,511            5,604           8,860
           Net income per share                 $      .15       $      .22       $      .28       $     .43

N/C - Not calculated

         (a)     Sixteen week quarters
         (b)     Twelve week quarters

The computation of fully-diluted earnings per share is based on the higher of the average or year-end market price of the Company's common stock. Fully-diluted earnings per share need not be presented for 1995 nor 1994 since further dilution from primary earnings per share was less than 3 percent.

11.  COMPUTATION OF EARNINGS PER SHARE

         Earnings per share amounts are computed based on the weighted average number of shares actually outstanding for the fiscal years ended May 31, 1996 and June 2, 1995, plus the shares that would be outstanding assuming the exercise of dilutive stock options and the Warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the Warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock, up to 20% of the outstanding shares. A reconciliation of the actual weighted average shares to the shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):

                                                        MAY 31, 1996        JUNE 2, 1995        JUNE 3, 1994
                                                        ------------        ------------        ------------
 Primary
         Weighted average common shares outstanding        19,752              20,093              20,004
            Dilutive effect of common stock equivalents        --                 590                 529
                                                        ---------            --------             -------
         Weighted average common and common
         equivalent shares outstanding                     19,752              20,683              20,533
                                                        ---------            --------             -------

 Fully Diluted
            Dilutive effect of common stock equivalents       931               N/A                 N/A
                                                        ---------            --------             -------
         Adjusted outstanding                              20,683               N/A                 N/A
                                                        =========            ========             =======

N/A - Not applicable

Fully diluted earnings were not required to be reported for the years ended June 2, 1995 and June 3, 1994 since dilution was less than 3 percent.

12.  COMMITMENTS AND CONTINGENCIES

         The Company conducts a portion of its operations from leased or subleased day care centers. Additionally, the Company leases its fleet vehicles under a 12 month non-cancelable master lease. The lease may be renewed on a month-to-month basis after 12 months. The vehicle leases require that the Company guarantee specified residual values upon cancellation. All of the leases are classified as operating leases. In most cases, management expects that in the normal course of business substantially all of the leases will be renewed or replaced by other leases.

         Subsequent to January 1, 1993, the Company re-negotiated certain day care center leases to amend the terms to allow the Company the right to terminate the lease at any time with minimal notice. In connection with the termination option, the Company, in certain instances, prepaid up to 12 months rent. Such amounts, totaling approximately $3.2 million, will be amortized over the termination transition period or over the appropriate remaining months of the lease period. As of May 31, 1996, the remaining unamortized balance of the prepaid amount was $2.6 million. In addition, several leases were re-negotiated to decrease the monthly fixed rental payments.

         Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 1996 (dollars in thousands):

          FISCAL YEAR:
          1997                              $    15,695
          1998                                   15,034
          1999                                   13,512
          2000                                   11,744
          2001                                    9,559
          Subsequent years                       37,239


         The Company was a co-defendant to a stockholder suit filed in the Circuit Court of Montgomery County, Montgomery, Alabama styled Peter N. Zachary, et al. v. Richard Grassgreen, Perry Mendel, and KinderCare Learning Centers, Inc. in the Circuit Court for Montgomery, Alabama, Case No. CV-91-2801-G. The suit was for $20 million in compensatory damages and $20 million in punitive damages in each of seven counts. The Company was named as a defendant in five of those seven counts. In December 1995, the other defendants settled with the shareholders. The plaintiffs have dismissed all charges against the Company.

         On July 7, 1992, KinderCare filed a Proof of Claim in the United States District Court for the Southern District of New York in a pending action brought by Presidential Life Insurance Company against Michael R. Milken, et al. styled Presidential Life Insurance Co., v. Michael R. Milken, et al., Class Action in District Court, Southern District of New York, 92 Civ. 1151 (MP).
The claim alleges that, but for the defendants' wrongful conduct as described in the claim, the Company would not have made the junk bond purchases outlined in the claim. The total amount of damages claimed by the Company is approximately $37.1 million. The claim has been evaluated at $15.6 million by the Presidential Life Executive Committee and reviewed and submitted to the Court for approval by the SEC representative. This amount is subject to final approval by the Court and to available distribution. The Company estimates it will receive approximately 5% of this amount based on available distribution funds; however, there are no assurances that the Company will receive this or any other amount pursuant to the claim.

         The Company is presently, and is from time to time, subject to additional claims and suits arising in the ordinary course of business, including suits alleging child abuse. In certain of such actions, plaintiffs request damages that are covered by insurance. The Company believes that none of the additional actions of which it is currently aware will materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such actions.

13.  STOCK REPURCHASE PROGRAMS AND SUBSEQUENT EVENTS

         On February 15, 1995 the Board of Directors of KinderCare authorized the repurchase of up to $10 million of the Company's Common Stock. This repurchase was completed and all shares retired during the second quarter ending December 15, 1995. On May 2, 1996, the Board of Directors authorized another repurchase of $10 million and increased it to $23.0 million on June 3, 1996. As of May 31, 1996, under the second stock buyback program, 259,000 shares and 120,000 warrants had been repurchased for $4.2 million. As of July 27, 1996, under the second stock buyback program, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million.

         On June 3, 1996, the Board of Directors of KinderCare authorized the purchase of up to $30 million par of the Company's 10-3/8% Senior Notes due 2001. As of July 26, 1996, the Company had purchased $30 million par of the Notes at an aggregate price of $31.5 million. This transaction results in recording an extraordinary loss of $1.2 million, net of $0.8 million in tax benefits, in the first quarter of fiscal 1997.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
KinderCare Learning Centers, Inc.:

We have audited the consolidated balance sheets of KinderCare Learning Centers, Inc. and subsidiaries as of May 31, 1996 and June 2, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended May 31, 1996, June 2, 1995, and June 3, 1994. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 31, 1996 and June 2, 1995, and the results of their operations and their cash flows for the years ended May 31, 1996, June 2, 1995, and June 3, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the year ended May 31, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 and changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                             /s/ KPMG Peat Marwick LLP

Atlanta, Georgia
August 9, 1996

          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

          ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the headings "Certain Information Concerning Nominees and Directors," "Meetings of the Board of Directors and Committees," and "Other Matters - Filings Under Section 16(a)" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1996 annual meeting of shareholders to be held on November 13, 1996. Certain information regarding the executive officers of the Company appears at pages 14 to 16 of this Annual Report on Form 10-K.

                        ITEM 11. EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information contained under the heading "Executive Compensation" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1996 annual meeting of shareholders to be held on November 13, 1996. In no event shall the information contained in the proxy statement under the sections entitled "Shareholder Return Analysis" and "Compensation and Stock Option Committee's Report on Executive Compensation" be included in this reference.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The Company hereby incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1996 annual meeting of shareholders to be held on November 13, 1996.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the information contained under the heading "Certain Transactions" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1996 annual meeting of shareholders to be held on November 13, 1996.

                                    PART IV

              ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company are set forth on the pages indicated.

                                                                                          Page
                                                                                          ----
                 Consolidated Statements of Operations for the fiscal
                    years ended May 31, 1996, June 2, 1995, and
                    June 3, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

                 Consolidated Balance Sheets as of May 31, 1996 and
                    June 2, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

                 Consolidated Statements of Shareholders' Equity (Deficit)
                    for the fiscal years ended May 31, 1996, June 2, 1995, and
                    June 3, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

                 Consolidated Statements of Cash Flows for the fiscal
                    years ended May 31, 1996, June 2, 1995, and June 3, 1994  . . . . .    37

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    39

                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    51

(a)(3) Exhibits (see exhibit index immediately preceding the exhibits for the page number where each exhibit can be found).

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBITS
- -------                -----------------------
 3(a)                  Amended and Restated Certificates of Incorporation of KinderCare Learning
                       Centers, Inc., hereby incorporated by reference from Exhibit 2 of the
                       Registrant's Current Report on Form 8-K dated March 31, 1993 (Exhibit 4).


 3(b)                  KinderCare Learning Centers, Inc. Amended and Restated Bylaws hereby incorporated by reference from Exhibit 2 of the Registrant's Current Report on Form 8-K dated
                       March 31, 1993 (Exhibit 3).

 4(a)                  Indenture, dated June 2, 1994 between KinderCare Learning Centers, Inc. and
                       AmSouth Bank N.A. as Trustee, hereby incorporated by reference from the
                       Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1994
                       (Exhibit 4(a)).

 4(b)                  Specimen Note Certificate for the Notes of KinderCare Learning Centers, Inc.
                       hereby incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1994 (Exhibit 4 (b))(included in the Indenture filed as Exhibit 4(a)).


 4(c)                  Warrant Agreement, by and between KinderCare Learning Centers, Inc. and The First
                       National Bank of Boston as Warrant Agent dated March 31, 1993, hereby incorporated by reference from Exhibit 2 of the Registrant's Current Report on
                       Form 8-K dated March 31, 1993 (Exhibit 14).

 4(d)                  Specimen Stock Certificate for the Common Stock of the Registrant, hereby incorporated by reference from Exhibit 6 of the Registrant's Registration
                       Statement on Form 8-A, Amendment No. 1, dated March 25, 1993.


 4(e)                  Specimen Warrant Certificate for the Warrants of the Registrant, hereby incorporated by reference from Exhibit 7 of the Registrant's Registration
                       Statement on Form 8-A, Amendment No. 1, dated March 25, 1993.

10(a)                  Equity Registration Rights Agreement, by and among KinderCare Learning Centers,
                       Inc., Dickstein & Co., L.P., Dickstein International Limited, TCW Special
                       Credits, Cargill Financial Services Corporation and Lodestar Management
                       Incorporated and Lodestar Associates, L.P,. dated March 31, 1993, hereby incorporated by reference from Exhibit 2 of the Registrant's Current Report on
                       Form 8-K dated March 31, 1993 (Exhibit 6).

  EXHIBIT
  NUMBER                DESCRIPTION OF EXHIBITS
  ------                -----------------------
 10(b)                  Mutual Release, by and among KinderCare Learning Centers, Inc., each of the subsidiaries of KinderCare Learning Centers, Inc. listed therein, each of the
                        Lenders listed therein, Citibank, N.A., as Agent under the Revolving Credit
                        Agreement, Child Care Leasing-A, Inc., Child Care Leasing-B, Inc., the CCA/CCB
                        Participants listed therein, NationsBank of Texas, N.A., as Assignee of the
                        Federal Deposit Insurance Corporation, as Receiver for First Republic Bank, N.A.,
                        as Lender of Record with respect to CCA and CCB, LVK Incorporated, Linda Van der
                        Kar, the Reset Noteholders listed therein, and the Lodestar parties listed therein, dated March 31, 1993, hereby incorporated by reference from Exhibit 2 of the Registrant's Current Report on Form 8-K dated March 31, 1993 (Exhibit 10).


 10(c)                  Warrant Registration Rights Agreement, by and among KinderCare Learning Centers,
                        Inc., Lodestar Management Incorporated and Lodestar Associates, L.P., dated March
                        31, 1993, hereby incorporated by reference from Exhibit 2 of the Registrant's
                        Current Report on Form 8-K dated March 31, 1993 (Exhibit 14).

 10(d)                  Release notice by Toronto Dominion (Texas), Inc. as Agent for the Tranche A
                        Lenders, dated June 2, 1994, hereby incorporated by reference from Exhibit 10(I)
                        of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3,
                        1994.

 10(e)                  Release notice by AmSouth Bank N.A., as Trustee under the Indenture for the
                        Tranche B Noteholders, dated June 2, 1994, hereby incorporated by reference from
                        Exhibit 10(j) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1994.


 10(f)                  Credit Agreement, by and among KinderCare Learning Centers, Inc., the Lenders listed therein, and The Toronto-Dominion Bank, as Facing Bank, and Toronto
                        Dominion (Texas), Inc., as Agent, dated June 2, 1994, hereby incorporated by reference from Exhibit 10(l) of the Registrant's Annual Report on Form 10-K for
                        the fiscal year ended June 3, 1994.

 10(f-1)                First Amendment to the Credit Agreement dated October 6, 1994, hereby incorporated by reference from Exhibit 10(l-1) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2, 1995.


 10(f-2)                Second Amendment to the Credit Agreement dated January 6, 1995, hereby incorporated by reference from Exhibit 10(l-2) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2, 1995.

  EXHIBIT
  NUMBER                DESCRIPTION OF EXHIBITS
- ---------               -----------------------
 10(f-3)                Third Amendment to the Credit Agreement dated May 24, 1995, hereby incorporated by reference from Exhibit 10(l-3) of the Registrant's Annual Report on Form 10-K
                        for the fiscal year ended June 2, 1995.


 10(f-4)                Fourth Amendment to the Credit Agreement dated April 5, 1996, hereby incorporated by reference from Exhibit 10(l-4) of the Registrant's Quarterly Report on Form
                        10-Q for the quarter ended March 8, 1996.

 10(f-5)                Fifth Amendment to the Credit Agreement dated May 17, 1996.

 10(f-6)                Sixth Amendment to the Credit Agreement dated August 13, 1996.


 10(g)                  Master Security Document entered into by and among KinderCare Learning Centers,
                        Inc., KinderCare Real Estate Corp., Mini-Skools Limited, KC Development Corp. and
                        Toronto Dominion (Texas), Inc., as Agent dated June 2, 1994, hereby incorporated by reference from Exhibit 10(m) of the Registrant's Annual Report on Form 10-K
                        for the fiscal year ended June 3, 1994.

 10(h)                  KinderCare Learning Centers, Inc. Target Executive Incentive Plan for fiscal year
                        1994,  hereby incorporated by reference from the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended June 3, 1994 (Exhibit 10(n)).


 10(i)                  KinderCare Learning  Centers, Inc. Target Incentive Plan for fiscal year 1995 hereby incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1994 (Exhibit 10(o)).

 10(j)                  KinderCare Learning Centers, Inc., 1993 Stock Option and Incentive Plan, hereby incorporated by reference from Exhibit 2 of the Registrant's Current Report on
                        Form 8-K dated March 31, 1993 (Exhibit 11).

 10(k)                  Employment Agreement of Philip L. Maslowe dated May 8, 1995, hereby incorporated by reference from Exhibit 10(w) of the Registrant's Annual Report on  Form 10-K
                        for the fiscal year ended June 2, 1995.


 10(l)                  Employment Agreement of Sandra Scarr dated June 16, 1995, hereby incorporated by reference from Exhibit 10(x) of the Registrant's Annual Report on Form 10-K for
                        the fiscal year ended June 2, 1995.

 EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBITS
- --------               -----------------------
 10(m)                 Consulting Agreement between KinderCare Learning Centers, Inc. and Tull N.
                       Gearreald dated June 15, 1995, hereby incorporated by reference from Exhibit
                       10(y) of the Registrant's Annual Report on Form 10-K for the fiscal year ended
                       June 2, 1995.

 10(n)                 Resignation Agreement of O. Seaburn Eaton, III dated February 22, 1995, hereby incorporated by reference from Exhibit 10(z) of the Registrant's Annual Report on
                       Form 10-K for the fiscal year ended June 2, 1995.

 10(o)                 Resignation Agreement of Roger Brunk dated December 12, 1994, hereby incorporated by reference from Exhibit 10(aa) of the Registrant's Annual Report on Form 10-K
                       for the fiscal year ended June 2, 1995.

 10(p)                 Resignation Agreement of Judy Adorno dated June 16, 1995.

 10(q)                 Resignation Agreement of Eldon Wyatt dated June 16, 1995.

 10(r)                 Resignation Agreement of Robert A. Benowitz dated June 16, 1995.

 10(s)                 Resignation Agreement of Jan Hollon dated July 17, 1995.

 10(t)                 Resignation Agreement of Thomas A. McClelland dated August 29, 1995.

 10(u)                 Resignation Agreement of David L. Hiott dated September 27, 1995.

 10(v)                 Resignation Agreement of Kay Channell dated October 27, 1995.

 10(w)                 Resignation Agreement of Gaynelle Henger dated February 12, 1996.

 10(x)                 Resignation Agreement of Robert M. Schiel dated February 12, 1996.

 10(y)                 Resignation Agreement of Scott Burchardt dated March 22, 1996.

 21                    Subsidiaries of KinderCare Learning Centers, Inc., hereby incorporated by reference from the Registrant's Transition Report on Form 10-K for the twenty-one weeks ended May 28, 1993 (Exhibit 21).

 23                    Consent of KPMG Peat Marwick LLP

(b) The registrant filed the following reports on Form 8-K during the first quarter of fiscal 1996 as follows:

        (i) A report on Form 8-K filed on June 15, 1995 reporting under Item 5 announcing the appointment of Dr. Sandra Scarr as Chief Executive Officer and the resignation of Tull Gearrald, Jr. from that position.

(c)  The Exhibits to this Report are listed under item 14(a)(3) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 1995.


                       KINDERCARE LEARNING CENTERS, INC.


                                        BY:  /s/  Sandra W. Scarr, Ph.D.
                                             ---------------------------
                                                  Sandra W. Scarr, Ph.D.
                                                  Chief Executive Officer



         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacity indicated on August 20, 1996.

                  SIGNATURE                                          TITLE
         /s/  Sandra W. Scarr, Ph.D.                Chief Executive Officer, and Chairman of
- -------------------------------------------         the Board of Directors (Principal Executive Officer)
         Sandra W. Scarr, Ph.D.

         /s/  Philip L. Maslowe                     Executive Vice President/Chief Financial Officer
- -------------------------------------------         (Principal Financial and Accounting Officer
         Philip L. Maslowe

         /s/  Thomas E. Bronson                     Director
- -------------------------------------------
         Thomas E. Bronson

         /s/  M. Taylor Dawson, Jr.                 Director
- -------------------------------------------
         M. Taylor Dawson, Jr.

         /s/  Jeffrey S. Halis                      Director
- -------------------------------------------
         Jeffrey S. Halis

         /s/  Malcolm T. Hopkins                    Director
- -------------------------------------------
         Malcolm T. Hopkins

         /s/  Bruce A. Karsh                        Director
- -------------------------------------------
         Bruce A. Karsh

         /s/  Stephen Kaplan                        Director
- -------------------------------------------
         Stephen Kaplan

                       KINDERCARE LEARNING CENTERS, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                EXHIBIT INDEX

                                                                   SEQUENTIALLY
  EXHIBIT NO.  DESCRIPTION                                        NUMBERED PAGE
  -----------  -----------                                        -------------
    10(f-5)    Fifth Amendment to the Credit Agreement dated            61
               May 17, 1996.

    10(f-6)    Sixth Amendment to the Credit Agreement dated            68
               August 13, 1996.

    10(p)      Resignation Agreement of Judith A. Adorno                74
               dated June 16, 1995.

    10(q)      Resignation Agreement of Eldon L. Wyatt dated            80
               June 16, 1995.

    10(r)      Employment Agreement of Robert A. Benowitz               86
               dated June 16, 1995.

    10(s)      Resignation Agreement of Jan Hollon dated                92
               July 17, 1995.

    10(t)      Resignation agreement of Thomas A. McClelland            97
               dated August 29, 1995.

    10(u)      Resignation Agreement of David L. Hiott dated           103
               September 27, 1995.

    10(v)      Resignation agreement of Kay Channell dated             109
               October 27, 1995.

    10(w)      Resignation agreement of Gaynelle Henger                115
               dated February 12, 1996.

    10(x)      Resignation agreement of Robert M. Schiel               121
               dated February 12, 1996.

    10(y)      Resignation agreement of Scott Burchardt                127
               dated March 22, 1996.

    23         Auditor's Consent - KPMG Peat Marwick LLP               128