Form 10-K/A
period 1996-05-31
KINDERCARE LEARNING CENTERS INC /DE
filed 1996-09-30
CIK 832812

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-K/A

                            -----------------------
(MARK ONE)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                     OR

          [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE TRANSITION PERIOD FROM      TO
                                                     ------   ------

                        COMMISSION FILE NUMBER  0-17098


                       KINDERCARE LEARNING CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                         63-0941966
                 (State or other                 (I.R.S. Employer
        jurisdiction of incorporation)          Identification No.)

                             2400 PRESIDENTS DRIVE
                           MONTGOMERY, ALABAMA 36116
                    (Address of principal executive offices)
                                 (334)-277-5090
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

          WARRANTS TO PURCHASE COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                              -----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $139,641,963 at July 26, 1996, based on the average bid and asked price of $15.25 for the Common Stock on such date, as reported by the Nasdaq National Market.

         The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at July 26, 1996 was 19,172,588.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
of confirmation by the court.  Yes  X        No
                                  -----        -----

================================================================================

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CERTAIN INFORMATION CONCERNING NOMINEES AND EXECUTIVE OFFICERS

Board of Directors

         The following table sets forth the names of the nominees, their ages, the year in which each was first elected a director, their positions with the Company, their principal occupations and employers for at least the last five years and any other directorships held by them in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.


NAME AND YEAR FIRST ELECTED DIRECTOR           AGE     POSITION WITH COMPANY, PRINCIPAL OCCUPATION DURING
                                                       AT LEAST THE LAST FIVE YEARS, AND OTHER
                                                       DIRECTORSHIPS
Sandra W. Scarr, Ph.D.                         60      Dr. Scarr  was elected  Chief  Executive Officer  on
(1990)                                                 June 16, 1995.  She  was elected a Director  in June
                                                       1990  and Chairman of the Board of Directors in July
                                                       1994.  She  was a Commonwealth Professor, Department
                                                       of Psychology  of the  University of  Virginia, from
                                                       September   1983   until   joining   the    Company.
                                                       Dr. Scarr is  a past  President of  the Society  for
                                                       Research in  Child Development, a past  President of
                                                       the  Behavior  Genetics Association,  a  Director of
                                                       the American Psychological  Society and a Fellow  of
                                                       the  American  Association  for  the Advancement  of
                                                       Science.    During  1996-1997  she  is  serving   as
                                                       President  of  the  American Psychological  Society.
                                                       She  is  also  an elected  member  of  the  American
                                                       Academy  of Arts  and  Sciences  and the  author  of
                                                       numerous  books   and  journal  articles  on   child
                                                       development.

Thomas E. Bronson                              60      Mr. Bronson was  elected a  Director in  March 1992.
(1992)                                                 Mr. Bronson is  currently Chairman  of the Board  of
                                                       Directors  of  Independent  Aggregates  in   Inglis,
                                                       Florida and  Chairman of the  Board of Directors  of
                                                       Meridian Aggregates  in Denver,  Colorado.   He  has
                                                       held  these   positions   since   1990   and   1991,
                                                       respectively.   From 1986 through 1989,  Mr. Bronson
                                                       served as  President, Chief  Executive Officer,  and
                                                       Chairman of  the Board of  Directors of Ideal  Basic
                                                       Industries, Inc., a cement manufacturing company.


M. Taylor Dawson, Jr.                          67      Mr. Dawson  was elected  a Director  in  March 1989.
(1989)                                                 Mr. Dawson  has  been  the President  of  Andrew and
                                                       Dawson, Inc.,  a regional general contractor engaged
                                                       in commercial and industrial  construction, for more
                                                       than five years.   He is a Director of First Alabama
                                                       Bank of Montgomery.  He  is also a past  Chairman of
                                                       the Board of  the Alabama Shakespeare Festival,  and
                                                       a  past Chairman  of the  Advisory  Board of  Auburn
                                                       University at Montgomery.

Jeffrey S. Halis                               41      Mr. Halis  became a Director on  March 31, 1993.  He
(1993)                                                 is a General  Partner of Tyndall Partners,  L.P. and
                                                       Madison Avenue Partners,  L.P., which he  founded in
                                                       1991 and which  invest in securities.  From  1986 to
                                                       1990, Mr. Halis was employed  by Gollust, Tierney  &
                                                       Oliver,  leaving  as  an  Executive  Vice  President
                                                       where his primary responsibility was the  management
                                                       of    Sabre   Associates,    L.P.,   an   investment
                                                       partnership, and its affiliates.

Malcolm T. Hopkins                             68      During  the  1996  Fiscal   Year,  Mr. Hopkins   was
(1990)                                                 elected  Lead  Director.    As  Lead  Director,  Mr.
                                                       Hopkins presides  at Board  meetings in  the absence
                                                       of  the  Chairman.    Mr.  Hopkins  first  became  a
                                                       Director in  June  1990.    He has  been  a  private
                                                       investor  since retiring  in  October 1984  as  Vice
                                                       Chairman  and Chief Financial  Officer and  a member
                                                       of the  Board of Directors  of the former St.  Regis
                                                       Corporation.   Mr. Hopkins  is  a  Director  of  The
                                                       Columbia   Gas   System,   Inc.,   a   natural   gas
                                                       production, transmission  and distribution  company,
                                                       MAPCO, Inc.,  an energy  and energy-related products
                                                       company, Metropolitan  Series Fund,  Inc. and  State
                                                       Street  Research Portfolios,  Inc., investment funds
                                                       of The  Metropolitan  Life Insurance  Company,  U.S.
                                                       Home  Corporation,  a residential  home construction
                                                       company,  EMCOR Group,  Inc. a mechanical/electrical
                                                       contractor, and Phar-Mor, Inc.  a  retail drug store
                                                       chain.

Bruce A. Karsh                                 40      Mr. Karsh became a  Director on March 31, 1993.   He
(1993)                                                 is the President and a Principal  of Oaktree Capital
                                                       Management, LLP  which he co-founded in  April 1995.
                                                       Oaktree Capital Management, LLP provides  investment
                                                       management  credit  services  pursuant  to  a   sub-
                                                       advisory   agreement   with  TCW   Asset  Management
                                                       Company, the general partner of TCW  Special Credits
                                                       Fund V-The  Principal Fund.   Previously, Mr.  Karsh
                                                       was  a Managing  Director of  Trust  Company of  the
                                                       West and TCW Asset Management  Company, both wholly-
                                                       owned subsidiaries of the TCW Group,  Inc., which he
                                                       joined in 1987.   He has also been a general partner
                                                       of  TCW   Special  Credits  since  September   1988.
                                                       Mr. Karsh  presently   serves   on  the   Board   of
                                                       Directors  of  Furniture  Brands International,  the
                                                       parent   company   of   the   Broyhill,   Lane   and
                                                       Thomasville  furniture companies  and of Littelfuse,
                                                       Inc.,  a  manufacturer  of   fuses  for   electronic
                                                       products and automobiles.

Stephen A. Kaplan                              37      Mr. Kaplan  became a  Director in  January of  1996.
(1996)                                                 He  has   been  a  Principal   of  Oaktree   Capital
                                                       Management,  LLP   since  1995.     Oaktree  Capital
                                                       Management,  LLP   provides  investment   management
                                                       credit   services   pursuant   to   a   sub-advisory
                                                       agreement with  TCW  Asset Management  Company,  the
                                                       general  partner of TCW  Special Credits  Fund V-The
                                                       Principal   Fund.     Mr.  Kaplan   was  a  Managing
                                                       Director  of Trust Company of  the West from 1993 to
                                                       1995.   Prior thereto, Mr. Kaplan was a partner with
                                                       the  law  firm  of Gibson,  Dunn  &  Crutcher.   Mr.
                                                       Kaplan  is a  member of  the Board  of Directors  of
                                                       Chief Auto Parts, Inc. Vision  Hardware Group, Inc.,
                                                       Stratagene Holding Corporation, and Decorative  Home
                                                       Accents, Inc.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Company is required to describe in this report whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. In this regard, all of the Company's directors, all officers subject to the reporting requirements and each beneficial owner of more than ten percent of any class of the Company's Common Stock satisfied all applicable filing requirements except for the following: M. Taylor Dawson, Jr. failed to timely file an annual report disclosing the exercise of stock options during the fiscal year; Bob Willey failed to timely file an initial report upon becoming an officer in June of 1995 and failed to timely file a monthly report upon purchase of Common Stock in September 1995; and Joe Cooper failed to timely file an initial report upon becoming an officer in May of 1996. The foregoing is based upon reports furnished to the Company and, in some cases, written representations and information provided to the Company by the persons required to make such filings.


                       ITEM 11.  EXECUTIVE COMPENSATION.

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the fiscal year ended May 31, 1996, the fiscal year ended June 2, 1995, and the fiscal year ended June 3, 1994, for (i) the Chief Executive Officer of the Company and (ii) each of the five other most highly compensated executive officers of the Company (determined as of May 31, 1996) (collectively, the "Named Executive Officers").





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                                ---------
                                                                                              COMPENSATION
                                                                                              ------------
                                                           ANNUAL COMPENSATION                   AWARDS
                                                           -------------------                   ------


                               FISCAL    SALARY        BONUS        OTHER ANNUAL      SECURITIES           ALL OTHER
  NAME AND                     ------    ------        -----        COMPENSATION      UNDERLYING        COMPENSATION(A)
  PRINCIPLE POSITION            YEAR                                ------------      OPTIONS(#)        ---------------
  ------------------            ----                                                  ----------
  SANDRA W. SCARR, PH.D.      1996      $339,242      $151,637(b)         --           100,000(c)           $12,064
  Chief Executive Officer     1995            --            --            --                --                   --
  and Chairman of the         1994            --            --            --                --                   --
  Board


  PHILIP L. MASLOWE           1996       226,923        63,000            --                --               11,361
  Executive Vice President    1995       211,288        90,000        97,683(d)         25,000(c)                --
  and Chief Financial         1994       173,077        86,400        49,337(e)         50,000(c)                --
  Officer


  REBECCA S.  BRYAN           1996        98,484        24,555            --                --                   --
  Vice President/General      1995        90,019        20,475            --                --                   --
  Counsel/Corporate           1994        89,692        20,790            --                --                   --
  Secretary

  WILLIAM BAILEY              1996        84,980        20,739            --                --                   --
  Vice President/Controller   1995        78,057        18,225            --                --                   --
                              1994        73,384        17,010            --                --                   --


  JERRY HILL                  1996        90,692        20,356            --                --                   --
  Vice President of Human     1995        85,173        19,345            --                --                   --
  Resources                   1994        83,067        19,254            --                --                   --


  BOB WILLEY                  1996        98,280        24,344            --            10,000(c)                --
  Vice President of           1995            --            --            --                --                   --
  Information Services        1994            --            --            --                --                   --




_______________________

(a) Term life insurance premiums paid by the Company for the benefit of the listed Executive Officers.
(b) Includes payment of a sign-on bonus in the amount of $29,137 pursuant to Dr. Scarr's employment agreement.
(c) Stock options granted under the Company's 1993 Stock Option and Incentive Plan.
(d) Payment of relocation expenses in the amount of $92,665 and the value of the personal use of an automobile in the amount of $5,018.
(e) Payment of relocation expenses in the amount of $48,503 and the value of the personal use of an automobile in the amount of $834.

     The following table shows information regarding option grants during the fiscal year ended May 31, 1996 for the Named Executive Officers.


                                                              OPTION GRANTS IN FISCAL YEAR
                                                                   ENDED MAY 31, 1996

                                                                  INDIVIDUAL GRANTS
                            -------------------------------------------------------------------------------------------------
                                          % OF TOTAL
                                           OPTIONS                                          POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF     GRANTED TO      EXERCISE                          ASSUMED ANNUAL RATES OF STOCK
                            SECURITIES    EMPLOYEES         OR                                          PRICE
                            UNDERLYING     IN THE          BASE                            APPRECIATION FOR OPTION TERM (B)
                             OPTIONS       FISCAL          PRICE        EXPIRATION         --------------------------------
         NAME                GRANTED       YEAR (A)       ($/SH)           DATE                 5%              10%
         ----               -------       --------        ------           ----                 --              ---
 Sandra W.  Scarr, Ph.D.      100,000(c)      40.8%       $13.625     June 16, 2005         $376,434          $831,820
 Philip L. Maslowe               -              -            -              -                  -                 -
 Rebecca S.  Bryan               -              -            -              -                  -                 -
 William Bailey                  -              -            -              -                  -                 -
 Jerry Hill                      -              -            -              -                  -                 -
 Bob Willey                    10,000(a)      4.1%        $12.875     July 17, 2000         $ 35,571          $ 78,603


   (a) These options were granted under the Company's 1993 Stock Option and Incentive Plan. The Stock Options become exercisable in five equal annual installments of 2,000 shares, with the first and second installments exercisable on July 17, 1995 and 1996, respectively, and with one the remaining installments becoming exercisable each July 17 in the following three years.
   (b) The stock prices at 5 and 10 percent annual appreciation are for illustrative purposes only and are not intended to indicate what future performance will be. During the fiscal year ended May 31, 1996, the Company's Common Stock traded at a high of $15.40 per share and a low of $11.75 per share. On September 20, 1996 the closing price of a share of Common Stock was approximately $15.25 per share.
   (c) These options were granted under the Company's 1993 Stock Option and Incentive Plan. The Stock Options become exercisable in five equal installments of 20,000 shares, with the first and second installments exercisable on June 16, 1995 and 1996, respectively, and with one of the remaining installments becoming exercisable each June 16 in the following three years.

                 AGGREGATED 1996 FISCAL YEAR END OPTION VALUES

    During the 1996 fiscal year, the Named Executive Officers exercised no options. The following table shows the number of unexercised options held as of May 31, 1996, by the persons named in Summary Compensation Table as the Named Executive Officers. Also reported are the values for "in-the-money" options which represent a positive spread between the exercise price of any such existing options and the fiscal year-end price of the Common Stock covered by the option. These figures are based upon the market price of $15.25 per share, which was the closing price per share of Common Stock on the Nasdaq National Market on May 31, 1996, less the option exercise price payable per share.


               NUMBER OF UNEXERCISED                   VALUE OF UNEXERCISED
                      OPTIONS                          IN-THE-MONEY OPTIONS
                AT MAY 31, 1996 (#)                     AT MAY 31, 1996 ($)
                -------------------                     -------------------
  NAME                       EXERCISABLE      UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
  ----                       -----------      -------------        -----------       -------------
  Sandra W.  Scarr, Ph.D.          26,400          81,600             $ 66,100            $138,400
  Philip L. Maslowe                40,000          35,000              149,700             112,300
  Rebecca S.  Bryan                 8,000           2,000               42,000              10,500
  William Bailey                    4,800           1,200               25,200               6,300
  Jerry Hill                        4,800           1,200               25,200               6,300
  Bob Willey                        2,000           8,000                4,750              19,000

COMPENSATION OF DIRECTORS

         During the 1996 fiscal year non-employee directors received, as direct compensation for their services as directors, $12,000 in annual base compensation, $2,500 per regular or special directors' meeting attended in person, $1,000 per regular or special directors' meeting attended via conference call, $1,000 for serving as a committee chairman, $1,000 per committee meeting attended in person, $500 per committee meeting attended via conference call, and $2,000 to serve as Lead Director. Directors who are employees of the Company were not paid any additional compensation for their services as directors. For the 1996 fiscal year, the following amounts were paid to the following non-employee directors of the Company: Dr. Scarr (prior to becoming Chief Executive Officer in June of 1995): $19,000; Mr. Bronson:
$48,000; Mr. Dawson:  $42,000; Mr. Halis: $35,500; Mr. Hopkins:  $60,000; Mr.
Karsh: $42,500 (these fees were paid to TCW Special Credits and/or TCW Asset Management Company); and Mr. Kaplan: $20,500 (these fees paid to TCW Asset Management Company). All directors were reimbursed for travel and other expenses incurred in connection with the performance of these duties.

Employment Contracts

         Sandra W. Scarr, Ph.D.

         In June of 1995, the Company entered into an employment agreement with Sandra W. Scarr, Ph.D., which provides for a two-year term. In the event the Company does not renew the agreement and Dr. Scarr's employment is subsequently terminated without cause, Dr. Scarr shall be entitled to severance in an amount equal to three quarters of her base salary, together with reimbursement of relocation expenses and out placement services commensurate with those provided to other senior executives of the Company upon a termination without cause. Pursuant to the agreement, the Company paid Dr. Scarr a $25,000 signing bonus. Under the agreement, Dr. Scarr agreed to serve as Chief Executive Officer of the Company at an annual base salary of $350,000 for the first year which was increased to $400,000 as of June 15, 1996. The contract also provides for an annual incentive bonus based upon a formula to be developed by Dr. Scarr and approved by the Board of Directors, or if an agreement is not reached on such formula, the Company's presently existing formula governing incentive bonus payments to senior executives will be used. The maximum bonus Dr. Scarr is entitled to receive under the agreement is 50% of her base salary. The agreement further provides for participation in presently existing or future benefits plans, pension plans, health and accident plans, or other arrangements made generally available to senior executives with the Company. The Company is also required to use its best efforts to purchase life insurance for Dr. Scarr in an amount not less than three times her annual base compensation, a like amount of accidental death coverage, and a disability income policy in amount not less that 60% of her base compensation. Under the terms of the employment agreement, Dr. Scarr was granted options under the Company's 1993 Stock Option Plan to purchase an aggregate of 100,000 shares of Common Stock. All unexercised options expire as of the tenth anniversary of the date of the contract. Upon termination of the agreement in the event of Dr. Scarr's death, her estate is entitled to receive any base salary installments, any accrued incentive bonus payment and any approved reimbursable expenses for a period of three months. In the case of termination of the agreement by the Company "without cause" or if Dr. Scarr terminates her employment for "good reason" as those terms are defined by the agreement, which includes certain events following a "change of control" or a "potential change of control," as those terms are defined by the agreement, the Company is required to pay Dr. Scarr an amount equal to (i) her full base salary and accrued annual incentive bonus payment and any accrued reimbursable expenses, only through the date of termination, plus (ii) an amount equal to 1/52nd of her annual base salary in effect on the date of termination multiplied by the number of weeks (or portions of a week) remaining in the term of the agreement if the agreement would not have been terminated prior to the expiration of the term, plus (iii) an amount equal to the total annual incentive bonus opportunity which would have been payable to Dr. Scarr for the year in which the date of termination occurred multiplied by the number of years remaining or portions thereof (including the year in which the date of termination occurs) remaining in the term of the agreement. Upon termination of Dr. Scarr's employment under either of such circumstances, the Company is also obligated to continue to provide other benefits under the contract, and all outstanding unvested options immediately vest. Any options which vest pursuant to such termination shall expire if not exercised within one year of such vesting. The agreement also contains a confidentiality provision and a noncompetition provision prohibiting Dr. Scarr during the term of the agreement and for a period of 12 months thereafter from competing with, owning, managing or having any financial interest in any business which competes with the Company.

         Philip L. Maslowe

         In May of 1995, the Company entered into an employment agreement with Mr. Maslowe, which provides for a two-year term with automatic renewals unless terminated by at least three month's notice. Upon termination, Mr. Maslowe is entitled to certain severance payments and benefits. Under the agreement, Mr. Maslowe agrees to serve as Executive Vice President and Chief Financial Officer of the Company at an annual base salary of $225,000. In June of 1996, the Board approved a $25,000 base salary increase for Mr. Maslowe. In addition, Mr. Maslowe is to receive an annual incentive bonus payment based on a formula approved by the Board which currently provides for an annual incentive target bonus payment of 40% of his base salary. The agreement further provides that Mr. Maslowe is entitled to participate in or receive benefits under any presently existing or future benefit plans, pension plans, health and accident plans or other arrangements made generally available to senior executive officers of the Company. The Company is also required to use its best efforts to purchase life insurance for Mr. Maslowe in an amount not less than three times his annual base compensation, an equal amount of accidental death coverage and a disability income policy in an amount not less than 60% of his base compensation. In addition, the Company agreed to provide a housing allowance in the amount of $1,250 per month until May of 1996. Under the terms of the employment agreement, Mr. Maslowe was granted options under the Company's 1993 Stock Option Plan to purchase an aggregate of 25,000 shares of Common Stock. All unexercised options expire on the fifth anniversary of the contract. In the case of termination of the agreement by the Company "without cause" or if Mr. Maslowe terminates his employment for "good reason" as those terms are defined by the agreement, which includes certain events defined by the agreement, the Company is required to pay to Mr. Maslowe an amount equal to (i) his full base salary and accrued annual incentive bonus payment and any accrued reimbursable expenses, through the date of termination, plus (ii) an amount equal to two times his annual base salary in effect on the date of termination, plus (iii) an amount equal to two times the annual incentive bonus which would have been payable to Mr. Maslowe for the year in which the termination occurs. Upon termination of Mr. Maslowe's employment under either of such circumstances, the Company is also obligated to continue to provide other benefits under the contract, and all outstanding unvested options immediately vest. Any options which vest pursuant to such a termination shall expire if not exercised within one year of such vesting. In addition, the agreement contains a noncompetition clause prohibiting Mr. Maslowe during the term of the agreement and for a period of 12 months thereafter from competing with, owning, managing, or having any financial interest in a company which competes with the Company.

Compensation Committee Interlocks and Insider Participation

         The following directors served on the Company's Compensation Committee between June 2, 1995 (fiscal year 1995 end) and February 1996: Ken Miller (resigned from the Board of Directors on February 12, 1996), Mark Dickstein (resigned from the Board of Directors on February 9, 1996), Jeffrey S. Halis, Bruce A. Karsh, and Geraldine B. Laybourne (resigned from Board of Directors on January 5, 1996). The following directors served on the Company's Compensation Committee beginning February 1996 to May 31, 1996 (fiscal year 1996 end): Bruce A. Karsh, Thomas E. Bronson, Malcolm T. Hopkins (joined Compensation Committee in May of 1996), Stephen A. Kaplan (joined Compensation Committee in May of 1996), and Sandra Scarr, Ph.D.

         The Company, from time to time, has made loans or advances to its executive officers, primarily for relocation expenses. On August 14, 1995, the Company loaned Dr. Sandra W. Scarr, Chief Executive Officer and Chairman of the Board the amount of $125,000. No interest accrued on this loan and $107,000 was repaid to the Company in August of 1996. The balance of the loan was forgiven by the Company pursuant to Dr. Scarr's relocation package. With the exception of this loan, the Company believes that the above-described transactions were on terms as favorable as those which might have been obtained from unaffiliated parties.

         In connection with the Company's plan of reorganization, the Company entered into Registration Rights Agreements for the benefit of specified Selling Security Holders (as defined in the Registration Rights Agreements), with each agreement dated March 31, 1993. The Registration Rights Agreements provide for shelf demand and piggy-back registration rights for certain Selling Security Holders of Common Stock. The Selling Security Holders include: TCW Group, Inc., including Mr. Karsh and Mr. Kaplan, both Directors of the Company, who may be deemed to beneficially own the shares of Common Stock held by Trust Company of the West. Mr. Karsh and Mr. Kaplan disclaim beneficial ownership of any shares of Common Stock deemed to be held by Trust Company of the West. The Registration Rights Agreements also provide for the indemnification of the Selling Security Holders by the Company for certain liabilities, as well as payment of any and all expenses related to the performance of the Registration Rights Agreements.

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of August 9, 1996 certain information concerning ownership of shares of Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                                         BENEFICIAL                PERCENTAGE OF
                                                                        OWNERSHIP OF                  CLASS
        NAME OF BENEFICIAL OWNER                                        COMMON STOCK              OUTSTANDING (A)
        ------------------------                                        ------------              ---------------
         Sandra W. Scarr, Ph.D.                                               49,323(b)                  *
         Thomas E. Bronson                                                    13,610(c)                  *
         M. Taylor Dawson, Jr.                                                 7,218(d)                  *
         Jeffrey S. Halis                                                     11,400(e)                  *
         Malcolm T. Hopkins                                                    7,900(f)                  *
         Bruce A. Karsh                                                10,852,636(g)(h)                54.2%
         Stephen A. Kaplan                                                10,847,621(g)                54.1%
         Philip L. Maslowe                                                    54,000(i)                  *
         William E. Bailey                                                      4852(j)                  *
         Rebecca S. Bryan                                                       8332(k)                  *
         Jerry Hill                                                             4943(l)                  *
         Bob Willey                                                             5000(m)                  *


         ICM Asset
         Management, Inc.
              601 W.  Main Ave.,
              Suite 917
              Spokane, WA 99201                                            1,230,100(n)                 6.4%

         Tweedy, Browne
              Company, L.P. ("TBC")
              52 Vanderbilt Avenue                                           967,130(n)                 5.0%
              New York, NY 10017

         Cowen & Company
              Financial Square                                             1,163,400(n)                 6.0%
              New York, NY 10005

                                                                     BENEFICIAL                PERCENTAGE OF
                                                                    OWNERSHIP OF                  CLASS
        NAME AND ADDRESS OF BENEFICIAL OWNER                       COMMON STOCK              OUTSTANDING (A)
        ------------------------------------                       ------------              --------------
         The TCW Group, Inc.
           (and certain affiliated entities as
           general partner of limited
           partnerships, trustee of trusts or
           investment manager for certain third
           party accounts ("TCW"))(q)
              865 South Figueroa Street
              Los Angeles, California  90017                     10,847,621(g) (n)                 54.1%

         All  directors and executive officers as                11,030,100(o)                     54.6%
         group (19 persons)

- --------------------

*  Less than 1%.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on the 19,175,578 shares of Common Stock outstanding as of August 9, 1996, and except as otherwise noted, assumes no exercise of any options or Warrants to purchase shares of Common Stock.
(b) Consists of options to purchase 46,400 shares of Common Stock which are immediately exercisable and 2,923 shares of Common Stock.
(c) Consists of Warrants to purchase 3,630 shares of Common Stock which are immediately exercisable, options to purchase 6,400 shares of Common Stock which are immediately exercisable, and 3,580 shares of Common Stock
(d) Includes 82 shares of Common Stock, which as the trustee, Mr. Dawson has sole voting and investment power; Warrants to purchase 478 shares of Common Stock which are immediately exercisable, of which Warrants to purchase 115 shares are held by the trust; options to purchase 4,400 shares of Common Stock which are immediately exercisable and 2,258 shares of Common Stock.
(e) Consists of options to purchase 6,400 shares of Common Stock which are immediately exercisable and 5000 shares of Common Stock which are owned jointly with Mr. Halis' spouse.
(f) Includes options to purchase 6,400 shares of Common Stock which are immediately exercisable and 1,500 shares of Common Stock.

(g) Consists of shares of Common Stock held by the TCW Group, Inc. and its affiliates which have voting and dispositive powers over 9,877,465 of such shares as a fiduciary on behalf of the separate accounts, trusts and limited partnerships including, TCW Special Credits Fund V-The Principal Fund; TCW Special Credits, as the general partner of four limited partnerships; TCW Special Credits, as investment manager of third party accounts; Trust Company of the West, as trustee of certain trusts; and Oaktree Capital Management, LLP which has voting and dispositive powers over 111,473 of such shares as a fiduciary on behalf of certain separate accounts. In addition, Oaktree is an investment subadvisor to TAMCO with respect to the Principal Fund. Includes Warrants to purchase 858,683 shares of Common Stock which are immediately exercisable. To the extent Mr. Karsh and Mr. Kaplan participate in the process to vote or dispose of any such shares, Mr. Karsh and Mr. Kaplan may be deemed under such circumstances for the purpose of Section 13 of the Securities and Exchange Act of 1934 to be the beneficial owner of such shares.
(h)      Includes 5,015 shares of Common Stock owned individually by Mr. Karsh.
(i) Includes options to purchase 50,000 shares of Common Stock which are immediately exercisable and 4,000 shares of Common Stock.
(j) Includes Warrants to purchase 30 shares of Common Stock which are immediately exercisable; options to purchase 4800 shares of Common Stock which are immediately exercisable and 22 shares of Common Stock.
(k) Includes Warrants to purchase 194 shares of Common Stock which are immediately exercisable; options to purchase 8000 shares of Common Stock which are immediately exercisable and 138 shares of Common Stock.
(l) Includes options to purchase 4800 shares of Common Stock which are immediately exercisable and 143 shares of Common Stock.
(m) Includes options to purchase 4000 shares of Common Stock which are immediately exercisable and 1000 shares of Common Stock.
(n) Based upon filings with the Securities and Exchange Commission provided to the Company by the listed stockholders.
(o) Includes Warrants to purchase 863,211 shares of Common Stock which are immediately exercisable; options to purchase 149,200 shares of Common Stock which are immediately exercisable, and 10,017,689 shares of Common Stock.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The spouse of Ms. Rebecca S. Bryan, the Company's Vice President, General Counsel and Secretary, was a partner in a law firm that received $144,401 in fees from the Company for legal services rendered during the 1996 fiscal year. The Company and the law firm have negotiated an hourly billing rate which was approved by the Audit Committee of the Board of Directors and ratified by the Board.

         For a discussion of additional transactions between the Company and its directors and officers, see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 1996.


                                         KINDERCARE LEARNING CENTERS, INC.


                                         BY: /s/ Sandra W. Scarr
                                            -----------------------
                                            Sandra W. Scarr, Ph.D.
                                            Chief Executive Officer