Form 10-Q
period 1996-09-20
KINDERCARE LEARNING CENTERS INC /DE
filed 1996-11-04
CIK 832812

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 20, 1996

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

                                     NONE
                 (Former name, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes   X     No
                                           -----     -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No
                           -----      -----

     The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at October 18, 1996 was 19,268,675.

================================================================================

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     INDEX



                                                                         Page Numbers
                                                                         ------------
PART I.     FINANCIAL INFORMATION:

            Consolidated Statements of Operations for the sixteen weeks
             ended September 20, 1996 and September 22, 1995 ..........   2

            Consolidated Balance Sheets as of September 20, 1996
             and May 31, 1996 .........................................   3

            Consolidated Statements of Cash Flows for the
             sixteen weeks ended September 20, 1996 and
             September 22, 1995 .......................................   5

            Notes to Consolidated Financial Statements ................   7

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................  10

PART II.    OTHER INFORMATION .........................................  16

Signatures ............................................................  17


                                     PART I
                             FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  SIXTEEN WEEKS ENDED
                                                           ---------------------------------
                                                           SEPTEMBER 20,       SEPTEMBER 22,
                                                              1996                1995
                                                           ----------          ----------
Operating revenues                                         $  171,427          $  161,313
                                                           ----------          ----------
Salaries, wages and benefits                                   93,340              85,812
Depreciation                                                   11,857              10,189
Rent expense                                                    8,650               8,335
Provision for doubtful accounts                                 1,040                 762
Other operating expenses                                       46,789              46,093
Litigation settlement and
   restructuring costs, net                                        --              (1,019)
                                                           ----------          ----------
Operating income                                                9,751              11,141
Net investment income                                              71                 111
Interest expense                                                4,940               5,408
                                                           ----------          ----------
Income before income taxes and extraordinary item               4,882               5,844
Income taxes                                                    1,904               2,279
                                                           ----------          ----------
Income before extraordinary item                                2,978               3,565
                                                           ----------          ----------
Extraordinary loss due to early extinguishment
   of debt, net of income tax benefit                          (1,229)                 --
                                                           ----------          ----------
      Net income                                           $    1,749          $    3,565
                                                           ==========          ==========
Income per share:
      Income before extraordinary item                     $      .15          $      .17
            Extraordinary item - loss on early
                  extinguishment of debt                         (.06)                 --
                                                           ----------          ----------
      Net income                                           $      .09          $      .17
                                                           ==========          ==========
Weighted average common shares                                 20,039              20,517
                                                           ==========          ==========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                              SEPTEMBER 20,        MAY 31,
                                                  1996              1996
                                                --------          --------
ASSETS

Current assets:
   Cash and cash equivalents                    $ 11,557          $ 15,597
   Accounts receivable:
      Tuition (net of allowance for
      doubtful accounts of $2,084 at
      September 20, 1996 and $1,884
      at May 31, 1996)                            14,743            14,566
      Other                                          576               563
   Prepaid expenses and supplies                  11,344             9,116
   Deferred income taxes                           4,664             4,664
                                                --------          --------
         Total current assets                     42,884            44,506

Property and equipment                           568,442           561,189
      Less accumulated depreciation and
        amortization                              96,515            92,664
                                                --------          --------
         Net property and equipment              471,927           468,525
                                                --------          --------
Deferred income taxes                              4,427             4,422
Other assets                                       7,248             8,023
                                                --------          --------
                                                $526,486          $525,476
                                                ========          ========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         SEPTEMBER 20,        MAY 31,
LIABILITIES AND                                              1996              1996
SHAREHOLDERS' EQUITY                                      ----------         --------

Current liabilities:
   Accounts payable                                         $ 11,987         $ 14,330
   Bank overdrafts                                            10,635            9,768
   Current portion of long-term debt                           1,137              853
   Accrued expenses and other liabilities                     44,479           51,163
                                                            --------         --------
      Total current liabilities                               68,238           76,114

Long-term debt                                               163,138          145,764
Self-insurance liabilities                                    19,160           17,652
Other noncurrent liabilities                                  22,488           20,488
                                                            --------         --------
      Total liabilities                                      273,024          260,018
                                                            --------         --------

Shareholders' equity:
   Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                        --               --
   Common stock, $.01 par value; authorized
     40,000,000 shares; issued 19,144,131
     and 19,981,807 shares at September 20,
     1996 and May 31, 1996, respectively;
     outstanding 19,144,131 and 19,946,807 at
     September 20, 1996 and May 31, 1996,
     respectively                                                191              199
Additional paid-in capital                                   189,745          204,003
Retained earnings                                             63,548           61,799
Cumulative foreign currency translation                          (22)             (20)
Treasury stock, at cost (35,000 shares
   at May 31, 1996)                                               --             (523)
                                                            --------         --------
     Total shareholders' equity                              253,462          265,458
                                                            --------         --------
                                                            $526,486         $525,476
                                                            ========         ========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                         SIXTEEN WEEKS ENDED
                                                              ------------------------------------------
                                                              SEPTEMBER 20,                SEPTEMBER 22,
                                                                 1996                         1995
                                                               --------                     --------
Cash flows from operations:
   Net income                                                  $  1,749                     $  3,565
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                               11,857                       10,189
      Writedown of KID'S CHOICE(TM)
         property and equipment                                      --                        5,312
      Gains on sales of property and equipment                      (42)                        (885)
      Cash flows from changes in operating
         assets and liabilities:
         Accounts receivable                                        158                         (892)
         Prepaid expenses and supplies                           (2,121)                      (4,386)
         Other assets                                               427                         (343)
         Accounts payable, accrued expenses and
            other liabilities                                    (5,203)                       2,387
         Other, net                                                (301)                         (28)
                                                               --------                     --------
Net cash provided by operating activities                      $  6,524                     $ 14,919
                                                               --------                     --------


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                       SIXTEEN WEEKS ENDED
                                                           --------------------------------------------
                                                           SEPTEMBER 20,                  SEPTEMBER 22,
                                                               1996                            1995
                                                            ----------                      ---------

Cash flows from investing activities:
   Purchases of property and equipment                       $  (16,059)                     $ (24,964)
   Proceeds from sales of property and
      equipment                                                     704                          2,158
   Proceeds from collection of notes receivable                      10                          1,936
                                                             ----------                      ---------
Net cash used by investing activities                           (15,345)                       (20,870)
                                                             ----------                      ---------

Cash flows from financing activities:
   Revolving credit facility borrowings                          48,000                             --
   Payments on long-term borrowings                             (30,342)                        (6,383)
   Bank overdrafts                                                  866                         11,145
   Purchases of Treasury stock                                  (14,251)                        (2,666)
   Warrants and options exercised                                   508                             89
                                                             ----------                      ---------
Net cash provided by financing activities                         4,781                          2,185
                                                             ----------                      ---------
Decrease in cash and cash equivalents                            (4,040)                        (3,766)
Cash and cash equivalents, beginning of period                   15,597                         14,237
                                                             ----------                      ---------
Cash and cash equivalents, end of period                     $   11,557                      $  10,471
                                                             ==========                      =========
Supplemental cash flow information:
   Interest paid                                             $    7,106                      $     841
                                                             ==========                      =========
   Income taxes paid                                         $      743                      $   1,016
                                                             ==========                      =========


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) GENERAL

     The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the sixteen weeks ended September 20, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

(2) FISCAL YEAR

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1997 and 1996 fiscal years are each 52 weeks long.

(3) AGREEMENT AND PLAN OF MERGER

     On October 3, 1996, the Company entered into an Agreement and Plan of Merger whereby, on the effective date, ownership of approximately 85% of the Company will be acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Under the terms of the Agreement and Plan of Merger, approximately $393 million will be paid by the Company to reacquire common stock, warrants, and options, and debt of $118 million will be retired. The acquisition will be financed by the issuance of approximately $404 million in new debt and approximately $148.75 million of equity will be invested by a KKR affiliate. The total value of the transaction, including equity, debt and fees is approximately $553 million. Among other conditions, the transaction is contingent upon approval of a majority of the outstanding shares of common stock of the Company and the obtaining of the required financing. Holders of approximately 51.8% of the shares of Common Stock outstanding as of October 18, 1996 have agreed to vote in favor of the transaction. In connection with the merger, the Company also has secured commitments for a $500 million secured credit facility to complete the transaction and fund future growth and acquisitions.

(4) EXTRAORDINARY LOSS

     On June 3, 1996, the Board of Directors of KinderCare authorized the purchase of up to $30 million aggregate principal amount of the Company's 10 3/8% Senior Notes due 2001. During the first quarter of 1997, the Company purchased $30 million aggregate principal amount of the Notes at an aggregate price of $31.5 million. This transaction resulted in recording an extraordinary loss of $1.2 million, net of $0.8 million in tax benefits.

(5) STOCK REPURCHASE PROGRAM

     On June 3, 1996, the Board of Directors authorized the repurchase of $23 million of the Company's Common Stock. As of the end of the first quarter 1997, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million. All shares that were repurchased have been retired.

(6) COMPUTATION OF INCOME PER SHARE

     Income per share amounts are computed based on the weighted average number of shares actually outstanding for the sixteen weeks ended September 20, 1996, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):



                                                                 SIXTEEN WEEKS ENDED
                                                          ---------------------------------
                                                          SEPTEMBER 20,       SEPTEMBER 22,
                                                               1996               1995
                                                          ---------------------------------

Weighted average shares outstanding                            19,261              19,989
  Dilutive effect of common stock equivalents                     778                 528
                                                          -------------------------------
Primary shares outstanding                                     20,039              20,517
  Fully dilutive effect of common stock equivalents                28                 160
                                                          -------------------------------
Fully diluted shares outstanding                               20,067              20,677
                                                          ===============================


(7) RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current presentation.

(8) SUBSEQUENT EVENTS

     Expansion of Revolving Credit Facility

     On October 15, 1996, the Company increased its Revolving Credit Facility by $50 million to $200 million.

     Tender Offer

     On October 16, 1996, the Company announced that it has commenced a tender offer and consent solicitation for its outstanding 10 3/8% Senior Notes due 2001. The proposed amendments seek the elimination of substantially all of the restrictive covenants. The Total Consideration (as defined in the Offer to Purchase and Consent Solicitation Statement) for each $1,000 principal amount of Notes tendered shall be $1,100.57, based on a payment date of November 14, 1996 (plus accrued and unpaid interest). The price is equal to the present value on the payment date of $1,051.875 per Note (the amount payable on June 1, 1998, which is the first date on which the Notes are redeemable), determined based on a yield to such redemption date of 6.66% which is equal to the yield on the 6% U.S. Treasury Note due May 31, 1998, based on the bid price for such security as of 2:00 p.m. New York City time on October 30, 1996, plus 100 basis points. The Total Consideration includes the Tender Offer Consideration (as defined in the Offer to Purchase and Consent Solicitation Statement) of $1,080.57 for each $1,000 principal amount of Notes validly tendered by 11:59 p.m., New York City time, on November 13, 1996, plus a consent payment of $20.00 per $1,000 principal amount of Notes for which a valid consent to the proposed amendments is received by 11:59 p.m., New York City time, on November 6, 1996, the first business day following the target consent date of November 5, 1996. If by 11:59 p.m., New York City time on November 5, 1996, KinderCare has not received consents from holders representing a majority in principal amount of the Notes, holders who validly tender their Notes and deliver the related consents by 11:59 p.m. on the first business day following the first date on which the Company announces receipt of such requisite number of consents will receive the Total Consideration equal to the Tender Offer Consideration plus the consent payment (plus accrued and unpaid interest). In such case, the offer will be extended so that it expires no earlier than five business days following the first business day after the date the Company announces the receipt of the requisite number of consents, the payment date will occur following such expiration date and the Total Consideration and the Tender Offer Consideration will be adjusted to reflect the new payment date.

     Distribution from Former Parent

     On October 25, 1996, the Company received a $1.5 million interest payment from The Enstar Group, Inc. ("Enstar"), the Company's former parent. This amount represents interest accrued on the Company's $12.0 million claim against Enstar in the U.S. Bankruptcy Court in Montgomery and will be included as a component of income in the second quarter of fiscal 1997.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sixteen weeks ended September 20, 1996 ("first quarter 1997") compared to the sixteen weeks ended September 22, 1995 ("first quarter 1996").

     The Company's operating results for the comparative quarters were as follows (dollars in thousands):



                                                                                                               Change
                                                                                                     ----------------------------
                                      First Quarter    Percent of     First Quarter    Percent of                      Percent of
                                          1997          Revenues          1996          Revenues     Amount             Revenues
                                        --------        --------        --------        --------     ------             --------
Operating revenues                      $171,427         100.0          $161,313         100.0       10,114                 --
                                        --------        ------          --------         -----       ------             ------
Salaries, wages and benefits              93,340          54.4            85,812          53.2       (7,528)              (1.2)
Depreciation                              11,857           6.9            10,189           6.3       (1,668)              (0.6)
Rent expense                               8,650           5.1             8,335           5.2         (315)               0.1
Other operating expenses                  47,829          27.9            46,855          29.0         (974)               1.1
Litigation settlement and
   restructuring costs, net                   --            --            (1,019)         (0.6)      (1,019)              (0.6)
                                        --------        ------          --------         -----       ------             ------
Operating income                          $9,751           5.7           $11,141           6.9       (1,390)              (1.2)
                                        ========        ======          ========         =====       ======             ======
Centers open at the end of
   each quarter                            1,151                           1,141                         10
                                        ========                        ========                     ======



Operating revenues - Operating revenues increased $10.1 million, or 6.3%, to $171.4 million in the first quarter 1997. The increase in revenues is attributable to a 4.2% weighted average tuition increase implemented in the fall of 1995 and new centers opened or acquired during fiscal 1996 and early 1997, partially offset by center closings during fiscal 1996 and the first quarter 1997. Same center revenues, defined as revenues from centers in operation during both full quarters, were up 4.3% over first quarter 1996.

     Total occupancy for the first quarter 1997 decreased 0.4% to 75.6% and same center occupancy for the first quarter remained flat as compared with first quarter fiscal 1996. Occupancy, a measure of revenue producing center capacity utilization, is defined as actual net revenues for the respective period divided by the sum of the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for a full-time, three-year-old student for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five days during one week. The three-year-old tuition rate represents an approximate average of all tuition rates at each center. Center occupancy mix, however, can significantly impact these averages with respect to any specific child care center. This revenue measurement of center capacity utilization does not necessarily reflect the actual number of full and part-time children enrolled.

     During the first quarter 1997, the Company opened eight community centers and one KINDERCARE AT WORK(R) center and closed six centers. During the first quarter 1996, the Company opened eight community centers, four KINDERCARE AT WORK(R) centers, and seven KID'S CHOICE(TM) centers, and closed 15 centers. These activities include one conversion during the first quarter 1996 from a community center to a KID'S CHOICE(TM) center. New community centers opened in fiscal 1996 and first quarter 1997 have an average building capacity of 178 children versus an average of 127 for existing community centers.
Consequently, total center capacity has increased to approximately 141,000 at the end of first quarter fiscal 1997 from approximately 138,000 at the end of first quarter fiscal 1996.

Salaries, wages and benefits - Salaries, wages and benefits increased, as a percentage of operating revenues, to 54.4% from 53.2% in the first quarter 1997 versus 1996. Approximately two-thirds of this increase is attributable to increased staff hours and one-third to increased wage rates since the end of first quarter 1996, along with increased costs related to the implementation of new employee health insurance plans. These increases are partially offset by improvements in field overhead and administrative costs due to management reorganizations.

Depreciation - Depreciation in the first quarter of 1997 increased 0.6%, as a percentage of operating revenues, over the comparable quarter in 1996. This increase is primarily attributable to renovations on existing centers, purchases of short-lived assets, and to the opening of 27 new centers offset partially by the closing of 17 centers since the end of first quarter last year.

Rent Expense - Rent expense, as a percentage of operating revenues, decreased 0.1% during the first quarter 1997 compared to the first quarter 1996. This decrease is due to the closing of 44 leased facilities since the end of first quarter 1996.

Other operating expenses - Other operating expenses decreased 1.1%, as a percentage of operating revenues, to 27.9% from 29.0% in the first quarter 1997 versus 1996. This improvement is primarily attributable to decreases in marketing costs and net improvements associated with the field management reorganization.

Operating income -- For the first quarter 1997, operating income decreased $1.4 million, or 1.2%, as a percentage of operating revenues, from the first quarter 1996. Operating income before litigation settlement and restructuring costs decreased $0.4 million for the first quarter 1997 as compared to the first quarter 1996. As a percentage of revenues, first quarter 1997 operating margin before litigation settlement and restructuring costs of 5.7% decreased by 0.6% from the first quarter 1996.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation, and amortization, for the first quarter 1997 of $20.4 million was $1.0 million below the first quarter 1996. As a percentage of operating revenues, EBITDA for the first quarter 1997 was 11.9% versus 13.3% during the same period of the prior year. For the first quarter of 1997, EBITDA, before litigation settlement and restructuring costs and the extraordinary loss associated with the early extinguishment of debt, was $21.7 million, a $1.3 million increase over the first quarter of 1996. As a percentage of revenues, EBITDA, before litigation settlement and restructuring costs and the extraordinary loss associated with the early extinguishment of debt, remained flat at 12.7% for the first quarters of 1997 and 1996. EBITDA does not necessarily indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

Net investment income - Net investment income of $0.1 million for first quarter fiscal 1997 was about even with first quarter fiscal 1996.

Interest expense - Interest expense decreased to $4.9 million from $5.4 million for the first quarter 1997 versus 1996. The Company's weighted average interest rate on its long-term debt, including debt cost amortization, was 9.29% for the first quarter 1997 versus 10.78% for the first quarter 1996.

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

Income tax expense - Income tax expense for the first quarter 1997 and 1996 of $1.9 million and $2.3 million, respectively, is in excess of amounts computed by applying statutory Federal income tax rates to income before income taxes due primarily to state income taxes.

LIQUIDITY & CAPITAL RESOURCES

     New enrollments are generally highest in September and January, with attendance declining during July and August and the year-end holiday season.
To prepare centers for new, increased fall enrollments, the Company seeks during the summer months to open new centers, accelerate renovations and improvements to existing facilities, and accelerate purchases of equipment. Consequently, the combination of decreased attendance and escalated capital activity during the summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for the first quarter 1997 was $6.5 million, compared to $14.9 million for the first quarter 1996. The ratio of current assets to current liabilities was .63 to 1 at September 20, 1996 versus .58 to 1 at May 31, 1996. Management believes the cash provided from operations in combination with funds available under the Company's revolving credit facility will be adequate to meet the Company's working capital needs.

     On June 3, 1996, the Board of Directors of KinderCare authorized the purchase of up to $30 million aggregate principal amount of the Company's
10 3/8% Senior Notes due 2001. During the first quarter of fiscal 1997, the Company purchased $30 million aggregate principal amount of the

Notes at an aggregate price of $31.5 million. This transaction resulted in an extraordinary loss of $1.2 million, net of income taxes, in the first quarter of fiscal 1997.

     During the first quarter 1996, the Company repurchased 205,000 shares of its common stock for $2.7 million. On September 29, 1995, the Company repurchased an additional 540,883 shares of its common stock for $7.3 million. This purchase completed the Company's $10.0 million stock buy-back program. A total of 745,883 shares were repurchased at an average price of $13.41 per share. All shares that were repurchased have been retired.

     On June 3, 1996, the Board of Directors authorized the repurchase of $23 million of the Company's Common Stock. As of the end of the first quarter 1997, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million. All shares that were repurchased have been retired.

     On July 3, 1995, the Company received a cash distribution of $11.3 million from The Enstar Group, Inc., the Company's former parent, in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery.

     On October 25, 1996, the Company received a $1.5 million interest payment from The Enstar Group, Inc. on the above claim.

     During the first quarter 1996, the Company received $1.9 million in cash from repayments from notes receivable related to the sales of centers in prior years. In addition, the Company also received $0.7 million and $2.2 million in cash from the sale of centers during the first quarter of 1997 and 1996, respectively.

     On October 3, 1996, the Company entered into an Agreement and Plan of Merger whereby, on the effective date, ownership of approximately 85% of the Company will be acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Under the terms of the Agreement and Plan of Merger, approximately $393 million will be paid by the Company to reacquire common stock, warrants, and options, and debt of $118 million will be retired. The acquisition will be financed by the issuance of approximately $404 million in new debt and approximately $148.75 million of equity will be invested by a KKR affiliate. The total value of the transaction, including equity, debt and fees is approximately $553 million. Among other conditions, the transaction is contingent upon approval of a majority of the outstanding shares of common stock of the Company and the obtaining of the required financing. Holders of approximately 51.8% of the shares of Common Stock outstanding as of October 18, 1996 have agreed to vote in favor of the transaction. In connection with the merger, the Company also has secured commitments for a $500 million secured credit facility to complete the transaction and fund future growth and acquisitions.

     The Company will incur substantial indebtedness in connection with the Merger. The Company's ability to make scheduled payments of the principal of, or to pay interest on, or to refinance its indebtedness and to make scheduled payments under its operating leases depends on its future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control.

     On October 15, 1996, the Company increased its Revolving Credit Facility by $50 million to $200 million.

     On October 16, 1996, the Company announced that it has commenced a tender offer and consent solicitation for its outstanding 10 3/8% Senior Notes due 2001. The proposed amendments seek the elimination of substantially all of the restrictive covenants. The Total Consideration (as defined in the Offer to Purchase and Consent Solicitation Statement) for each $1,000 principal amount of Notes tendered shall be $1,100.57, based on a payment date of November 14, 1996 (plus accrued and unpaid interest). The price is equal to the present value on the payment date of $1,051.875 per Note (the amount payable on June 1, 1998, which is the first date on which the Notes are redeemable), determined based on a yield to such redemption date of 6.66% which is equal to the yield on the 6% U.S. Treasury Note due May 31, 1998, based on the bid price for such security as of 2:00 p.m. New York City time on October 30, 1996, plus 100 basis points. The Total Consideration includes the Tender Offer Consideration (as defined in the Offer to Purchase and Consent Solicitation Statement) of $1,080.57 for each $1,000 principal amount of Notes validly tendered by 11:59 p.m., New York City time, on November 13, 1996, plus a consent payment of $20.00 per $1,000 principal amount of Notes for which a valid consent to the proposed amendments is received by 11:59 p.m., New York City time, on November 6, 1996, the first business day following the target consent date of November 5, 1996. If by 11:59 p.m., New York City time on November 5, 1996, KinderCare has not received consents from holders representing a majority in principal amount of the Notes, holders who validly tender their Notes and deliver the related consents by 11:59 p.m. on the first business day following the first date on which the Company announces receipt of such requisite number of consents will receive the Total Consideration equal to the Tender Offer Consideration plus the consent payment (plus accrued and unpaid interest). In such case, the offer will be extended so that it expires no earlier than five business days following the first business day after the date the Company announces the receipt of the requisite number of consents, the payment date will occur following such expiration date and the Total Consideration and the Tender Offer Consideration will be adjusted to reflect the new payment date.

Capital Expenditures

     During fiscal 1997, the Company anticipates opening 20 to 23 new centers consisting of 17 to 19 KinderCare community centers, one KinderCare at Work center and two to three centers in the United Kingdom. There are no planned additions to the Company's Kids' Choice format as management does not believe the new format concept is meeting its full potential and needs further refinement. New centers are evaluated using detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given that the Company will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many of which are outside the Company's control.

     Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, most centers are equipped with computers for children's educational programs.

     Capital expenditures during the first quarter 1997 amounted to approximately $16.0 million. Approximately $2.7 million was spent on renovations and improvements to existing facilities, approximately $4.0 million on equipment purchases and the remaining $9.3 million on new center development. Capital expenditures during the first quarter 1996 amounted to approximately $25.0 million. Approximately $3.6 million was spent on renovations and improvements to existing facilities, approximately $3.6 million on equipment purchases and the remaining $17.8 million on new center development.

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

Inflation and Wage Increases

     During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 to be effective on September 1, 1997. Management currently believes that the new wage rates, including the effects of wage compression, will result in increased expenses of approximately $0.3 million in fiscal 1997 and $1.5 million in fiscal 1998. On an annualized basis, the total effect of the two-step, minimum wage increases is expected to be approximately $1.8 million, and the full annualized effect will not be experienced until fiscal 1999. The Company continually evaluates its wage structure and may implement further changes which could impact estimated increases in relation to the 1996 - 1997 wage adjustments.

                                    PART II

                               OTHER INFORMATION


Item 1.       Legal Proceedings

              None




Item 6.       Exhibits and reports on Form 8-K


        (a)   Exhibits

              27  Financial Data Schedule (for SEC use only).

        (b)   Reports on Form 8-K

              In a Current report filed on Form 8-K dated October 9, 1996, the Company announced that it had entered into an Agreement and Plan of Merger with an affiliate of Kohlberg Kravis Roberts & Co. LP

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                   KINDERCARE LEARNING CENTERS, INC.
                                   (Registrant)



Date: November 1, 1996             /s/ Sandra W. Scarr
                                   --------------------------------------------
                                   Sandra W. Scarr
                                   Chairman and Chief Executive Officer





Date: November 1, 1996             /s/ Philip L. Maslowe
                                   --------------------------------------------
                                   Philip L. Maslowe
                                   Executive Vice-President, Chief Financial
                                   Officer, and Treasurer