Form 10-Q
period 1996-12-13
KINDERCARE LEARNING CENTERS INC /DE
filed 1997-01-24
CIK 832812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 13, 1996

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

     The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at January 8, 1997 was 19,423,577.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                     INDEX



                                                                        Page Numbers
                                                                        ------------
PART I.     FINANCIAL INFORMATION:

            Consolidated Statements of Operations for the twelve weeks ended December 13, 1996 and December 15, 1995 and the
             twenty-eight weeks ended December 13, 1996 and
             December 15, 1995. . . . . . . . . . . . . . . . . . . . .       1


            Consolidated Balance Sheets as of December 13, 1996 and
             May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .       2


            Consolidated Statements of Cash Flows for the
             twenty-eight weeks ended December 13, 1996 and
             December 15, 1995. . . . . . . . . . . . . . . . . . . . .       4

            Notes to Consolidated Financial Statements. . . . . . . . .       6

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .       9

Part II.    OTHER INFORMATION:

            Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .       16

            Item 5.  Other information. . . . . . . . . . . . . . . . .       16

            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .       22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

                                     PART I
                             FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                TWELVE WEEKS ENDED                  TWENTY-EIGHT WEEKS ENDED
                                      ------------------------------------     ----------------------------------
                                         DECEMBER 13,        DECEMBER 15,       DECEMBER 13,        DECEMBER 15,
                                             1996                1995               1996                1995
                                      ------------------  ----------------     --------------      --------------
Operating revenues                        $128,324            $124,079           $299,751            $285,392
                                          --------            --------           --------            --------
Operating expenses:
 Salaries, wages and benefits               68,875              65,003            162,215             150,814
 Depreciation                                7,351               7,864             19,208              18,053
 Rent                                        5,857               6,032             14,507              14,367
 Provision for allowance for
  doubtful accounts                            811               1,030              1,851               1,792
 Other                                      32,591              32,928             79,380              79,022
 Litigation settlements and
  restructuring costs (income),
  net                                       (1,527)                 --             (1,527)             (1,019)
                                          --------            --------           --------            --------
 Total operating expenses                  113,958             112,857            275,634             263,029
                                          --------            --------           --------            --------
Operating income                            14,366              11,222             24,117              22,363
Net investment income                           15                  50                 86                 161
Interest expense                             3,201               3,811              8,141               9,219
                                          --------            --------           --------            --------
Income before income taxes and
extraordinary item                          11,180               7,461             16,062              13,305
Income tax expense                           4,360               2,910              6,264               5,189
                                          --------            --------           --------            --------
Income before extraordinary item             6,820               4,551              9,798               8,116
Extraordinary item -- loss on early
 extinguishment of debt, net of
 income tax benefit                          5,251                  --              6,480                  --
                                          --------            --------           --------            --------
Net income                                $  1,569            $  4,551           $  3,318            $  8,116
                                          ========            ========           ========            ========
Income per share:
 Income before extraordinary item         $   0.33            $   0.23           $   0.48            $   0.40
 Extraordinary item - loss on
  early extinguishment of debt               (0.25)                 --              (0.32)                 --
Net income                                $   0.08            $   0.23           $   0.16            $   0.40
                                          ========            ========           ========            ========
Weighted average common
shares and share equivalents                20,599              19,939             20,334              20,285
                                          ========            ========           ========            ========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                 DECEMBER 13,         MAY 31,
ASSETS                                               1996              1996
                                                 ------------        --------
Current assets:
 Cash and cash equivalents                         $ 10,426         $ 15,597
 Receivables:
    Tuition (net of allowance for doubtful
    accounts of
    $2,234 and $1,884 at December 13, 1996 and
    May 31, 1996, respectively)                      14,728           14,566
    Other                                               439              563
 Prepaid expenses and supplies                       10,240            9,116
 Deferred income taxes                                4,664            4,664
                                                   --------         --------
    Total current assets                             40,497           44,506
                                                   --------         --------

Property and equipment, at cost                     580,349          561,189
 Less accumulated depreciation and
 amortization                                       103,803           92,664
                                                   --------         --------
 Net property and equipment                         476,546          468,525
                                                   --------         --------

Deferred income taxes                                 4,454            4,422

Other assets                                          7,941            8,023
                                                   --------         --------

                                                   $529,438         $525,476
                                                   ========         ========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






LIABILITIES AND                                      DECEMBER 13,   MAY 31,
SHAREHOLDERS' EQUITY                                     1996         1996
                                                     ------------  ----------
Current liabilities:
   Accounts payable                                   $  9,221      $ 14,330
   Bank overdrafts                                      11,328         9,768
   Current portion of long-term debt                     1,095           853
   Accrued expenses and other liabilities               40,482        51,163
                                                      --------      --------
      Total current liabilities                         62,126        76,114
Long-term debt                                         167,668       145,764
Self-insurance liabilities                              20,210        17,652
Other noncurrent liabilities                            23,983        20,488
                                                      --------      --------
      Total liabilities                                273,987       260,018
                                                      --------      --------
Shareholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding                   --            --
   Common stock, $.01 par value; authorized
      40,000,000 shares; issued 19,414,367 and
      19,981,807 shares at December 13, 1996 and
      May 31, 1996, respectively; outstanding
      19,414,367 and 19,946,807 at December 13,
      1996 and May 31, 1996, respectively                  191           199
Additional paid-in capital                             190,119       204,003
Retained earnings                                       65,117        61,799
Cumulative translation adjustment                           24           (20)
Less treasury stock, at cost (35,000 shares at
   May 31, 1996)                                            --          (523)
                                                      --------      --------
      Total shareholders' equity                       255,451       265,458
                                                      --------      --------
                                                      $529,438      $525,476
                                                      ========      ========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                  TWENTY-EIGHT WEEKS ENDED
                                                               -----------------------------
                                                               DECEMBER 13,     DECEMBER 15,
                                                                   1996           1995
                                                               ------------     ------------
Cash flows from operations:
  Net income                                                     $ 3,318         $ 8,116
  Operating activities not requiring (providing) cash:
   Depreciation                                                   19,208          18,053
   Amortization of intangibles and other assets                      783             734
   Writedown of Kid's Choice(TM) property and equipment               --           5,312
   Gain on sales and disposals of property and equipment             (34)         (1,178)
  Extraordinary item - loss on early extinguishment of debt        6,480              --
  Changes in operating assets and liabilities:
    Receivables                                                       97          (2,446)
    Prepaid expenses and supplies                                 (1,124)         (2,388)
    Other assets                                                  (2,393)           (166)
    Accounts payable, accrued expenses and
     other liabilities                                            (9,676)          1,393
   Other, net                                                        (48)           (603)
                                                                 -------         -------
Net cash provided by operating activities                        $16,611         $26,827
                                                                 -------         -------

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)





                                                                   TWENTY-EIGHT WEEKS ENDED
                                                             -----------------------------------
                                                              DECEMBER 13,     DECEMBER 15,
                                                                  1996             1995
                                                             -------------    ------------------
Cash flows from investing activities:
   Purchases of property and equipment                         $ (27,849)        $(38,933)
   Proceeds from sales of property and equipment                     518            3,366
   Proceeds from collection of notes receivable                       12            2,029
   Proceeds from sale of investment                                   --            3,396
   Other, net                                                        (22)              --
                                                             -------------    ------------------
Net cash used by investing activities                            (27,341)         (30,142)
                                                             -------------    ------------------
Cash flows from financing activities:
   Borrowings on revolving credit facility                       122,500               --
   Payments on long-term borrowings                             (105,133)            (538)
   Purchase and retirement of treasury stock                     (14,251)         (10,000)
   Bank overdrafts                                                 1,560            8,970
   Exercise of stock options and warrants                            883            1,207
                                                             -------------    ------------------
Net cash provided (used) by financing activities                   5,559             (361)
                                                             -------------    ------------------
Decrease in cash and cash equivalents                             (5,171)          (3,676)
Cash and cash equivalents at the beginning of the period          15,597           14,237
                                                             -------------    ------------------
Cash and cash equivalents at the end of the period             $  10,426         $ 10,561
                                                             =============    ==================
Supplemental cash flow information:
   Interest paid                                               $  11,774         $  7,601
                                                             =============    ==================
   Income taxes paid                                           $     920         $  2,134
                                                             =============    ==================

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) GENERAL

     The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the twenty-eight weeks ended December 13, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996, and in conjunction with the Company's Form S-4 Registration Statement under the Securities Act of 1933 as filed with the Securities and Exchange Commission on January 7, 1997.

(2) FISCAL YEAR

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1997 and 1996 fiscal years are each 52 weeks long.

(3) AGREEMENT AND PLAN OF MERGER

     On October 3, 1996, the Company entered into an Agreement and Plan of Merger ("Agreement") whereby, on the effective date, ownership of approximately 85% of the Company will be acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). On December 27, 1996, the Agreement was amended to revise the consideration to be paid in connection with the Merger ("Amended Agreement"). Subject to certain provisions of the Amended Agreement, each issued and outstanding share of Common Stock will be converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of Common Stock, subject to proration. Under the terms of the Amended Agreement, approximately $122.5 million of existing debt will be retired and approximately $367.2 million will be paid by the Company to redeem Common Stock, warrants, and options. The acquisition will be financed by the issuance of approximately $376.0 million in new debt and approximately $148.8 million of equity will be invested by a KKR affiliate. The total value of the transaction, including equity, debt and fees, is approximately $524.7 million. Among other conditions, the transaction is contingent upon approval of a majority of the outstanding shares of Common Stock of the Company and the obtaining of the required financing. Holders of approximately 51.4% of the shares of Common Stock outstanding as of January 8, 1997 have agreed to vote in favor of the transaction. In connection with the Merger, the Company also has secured commitments for a $490.0 million senior secured facility to complete the Merger and to fund future growth and acquisitions. Effective with and subject to the closing of the Merger, Dr. Sandra Scarr, Chairman of the Board and Chief Executive Officer ("CEO"), will retire from her positions with the Company, while agreeing to remain on the Board of Directors. David J. Johnson, most recently Chairman and Chief Executive Officer of Red Lion Hotels, Inc. (formerly a KKR affiliate) or its predecessor, will succeed Dr. Scarr as CEO.

(4) EXTRAORDINARY LOSS

     During the first quarter of fiscal 1997, the Company purchased $30.0 million aggregate principal amount of its 10 3/8% Senior Notes due 2001 at an aggregate price of $31.5 million. This transaction resulted in an extraordinary loss of $1.2 million, net of income taxes, in the first quarter of fiscal 1997.

     On October 16, 1996, the Company announced the commencement of a tender offer and consent solicitation for its outstanding 10 3/8% Senior Notes due 2001 seeking the elimination of substantially all of the restrictive covenants. On November 14, 1996, 99.7% of the outstanding Notes were purchased at an aggregate price of $76.8 million. This second transaction resulted in an extraordinary loss of $5.3 million, net of income taxes, recorded in second quarter 1997. The Company increased its existing revolving credit facility by $50.0 million to $200.0 million to finance the tender offer.

(5) STOCK REPURCHASE PROGRAM

     In 1996, the Company repurchased 745,883 shares of its Common Stock for $10.0 million, at an average cost of $13.41 per common share. During first quarter 1997, the Board of Directors authorized the repurchase of $23.0 million of the Company's Common Stock. As of the end of first quarter 1997, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million. All shares repurchased have been retired. No shares or warrants have been purchased since July 22, 1996.

(6) COMPUTATION OF INCOME PER SHARE

     Income per share amounts are computed based on the weighted average number of shares actually outstanding for the respective periods, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):


                                     TWELVE WEEKS ENDED                 TWENTY-EIGHT WEEKS ENDED
                            --------------------------------------------------------------------------
                            DECEMBER 13, 1996  DECEMBER 15, 1995  DECEMBER 13, 1996  DECEMBER 15, 1995
                            --------------------------------------------------------------------------
Weighted average common
shares outstanding               19,245             19,504             19,255             19,781
 Dilutive effect of common
  stock equivalents               1,354                435              1,079                504
                            --------------------------------------------------------------------------
 Primary shares outstanding       20,599             19,939             20,334             20,285

 Fully dilutive effect of
  common stock equivalents           79                 --                447                 --
                            --------------------------------------------------------------------------
 Fully diluted shares
 outstanding                     20,678             19,939             20,781             20,285
                            ==========================================================================

(7) RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current presentation.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long, and the second, third and fourth quarters are each twelve weeks long. The 1996 and 1997 fiscal years are each 52 weeks long. The information presented herein refers to the twelve weeks and the twenty-eight weeks ended December 13, 1996 ("second quarter 1997" and "year-to-date 1997", respectively) compared to the twelve weeks and the twenty-eight weeks ended December 15, 1995 ("second quarter 1996" and "year-to-date 1996", respectively).

Occupancy, a measure of the utilization of center capacity, is defined as actual operating revenues for the respective period divided by the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for a full-time, three-year-old student for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five days during one week. The three-year-old tuition rate represents an approximate average of all tuition rates at each center. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center. This revenue measurement of center capacity utilization does not necessarily reflect the actual number of full and part-time children enrolled.

THE SECOND QUARTER 1997 COMPARED TO THE SECOND QUARTER 1996 AND YEAR-TO-DATE 1997 COMPARED TO YEAR-TO-DATE 1996.

     The following tables show the comparative operating results of the Company (dollars in thousands):





                                                                                            Change
                                                                                     --------------------
                                        Second     Percent    Second     Percent                 Percent
                                        quarter       of      quarter       of       Amount        of
                                         1997      Revenues    1996      Revenues                Revenues
                                        --------   --------  --------    --------    -------     --------
Operating revenues                      $128,324   100.0%    $124,079     100.0%     $ 4,245       --%
                                        --------   -----     --------    ------      -------     ----
Operating expenses:
   Salaries, wages and benefits           68,875    53.7       65,003      52.4        3,872      1.3
   Depreciation                            7,351     5.7        7,864       6.3         (513)    (0.6)
   Rent                                    5,857     4.6        6,032       4.9         (175)    (0.3)
   Other                                  33,402    26.0       33,958      27.4         (556)    (1.4)
   Litigation settlements and
   restructuring costs
   (income), net                          (1,527)   (1.2)          --        --       (1,527)    (1.2)
                                        --------   -----     --------    ------      -------     ----
         Total operating expenses        113,958    88.8      112,857      91.0        1,101     (2.2)
                                        --------   -----     --------    ------      -------     ----
Operating income                        $ 14,366    11.2%    $ 11,222       9.0%     $ 3,144      2.2%
                                        ========   =====     ========     =====      =======     ====

                                                                                            Change
                                                                                     --------------------
                                        Year-     Percent       Year-    Percent                 Percent
                                        to-date      of        to-date     of         Amount       of
                                         1997     Revenues      1996     Revenues                Revenues
                                        --------  --------   --------    --------    -------     --------
Operating revenues                      $299,751   100.0%    $285,392     100.0%     $14,359       --%
                                        --------   -----     --------    ------      -------     ----
Operating expenses:
   Salaries, wages and benefits          162,215    54.1      150,814      52.9       11,401      1.2
   Depreciation                           19,208     6.4       18,053       6.3        1,155      0.1
   Rent                                   14,507     4.8       14,367       5.0          140     (0.2)
   Other                                  81,231    27.1       80,814      28.3          417     (1.2)
   Litigation settlements and
  restructuring costs
    (income), net                         (1,527)   (0.5)      (1,019)     (0.3)        (508)    (0.2)
                                        --------   -----     --------     -----      -------     ----
          Total operating expenses       275,634    91.9      263,029      92.2       12,605     (0.3)
                                        --------   -----     --------     -----      -------     ----
Operating income                        $ 24,117     8.1%    $ 22,363       7.8%      $1,754      0.3%
                                        ========   =====     ========     =====      =======     ====
Centers open at the end of
 each period                               1,148                1,142                      6
                                        ========             ========                =======

RESULTS OF OPERATIONS

Operating revenues - Operating revenues increased $4.2 million, or 3.4%, to $128.3 million second quarter 1997 and $14.4 million, or 5.0%, to $299.8 million year-to-date 1997 versus the comparable periods in 1996. The increase in revenues is attributable to 4.7% and 4.2% weighted average tuition increases implemented during the second quarter of fiscal 1997 and fiscal 1996, respectively, and new centers opened or acquired during fiscal 1996 and first quarter 1997. These revenue increases were partially offset by center closings during fiscal 1996 and first quarter 1997, and declines in total company average occupancy in second quarter 1997 and year-to-date 1997. Same center revenues, defined as revenues from centers in operation during both full periods, were up 1.2% over second quarter 1996, and up 2.9% over year-to-date 1996. Same center revenue increases associated with the tuition increases for both second quarter 1997 and year-to-date 1997 were partially offset by same center occupancy declines during second quarter 1997.

Total company average occupancy decreased to 72.9% second quarter 1997 from 75.3% second quarter 1996 and to 74.2% year-to-date 1997 from 75.6% year-to-date 1996. Same center occupancy also decreased to 73.4% second quarter 1997 from 75.9% second quarter 1996 and to 74.8% year-to-date 1997 from 76.2% year-to-date 1996. The Company believes these declines in occupancy were caused by a variety of factors, including in particular, the following recently implemented initiatives: (a) a reduced, lower cost marketing program, (b) an expanded employee childcare discount program that may preclude the enrollment of tuition paying children, and (c) changes in field operations management which provide less direct center supervision. The Company is in the process of evaluating such initiatives.

During year-to-date 1997, the Company opened 11 new centers: ten community centers and one KinderCare at Work(R) center; and closed 11 centers. During year-to-date 1996 (including the conversion of one community center to a Kid's Choice(TM) center), the Company opened 22 new centers: 11 community centers, four KinderCare at Work centers, and seven Kid's Choice centers; and, closed
17 centers. Since the end of the second quarter 1996, the Company has opened a total of 26 new centers with an average building capacity of 177 children and has closed 20 centers with an average building capacity of 100 children. Total center capacity has increased to approximately 142,000 at the end of second quarter 1997 from approximately 138,000 at the end of second quarter 1996.

Salaries, wages and benefits - Salaries, wages and benefits expense increased $3.9 million, or 6.0%, to $68.9 million second quarter 1997 and $11.4 million, or 7.6%, to $162.2 million year-to-date 1997 versus the comparable periods in 1996. As a percentage of operating revenues, salaries, wages and benefits expense increased to 53.7% from 52.4% in second quarter 1997 versus second quarter 1996, respectively, and to 54.1% from 52.9% in year-to-date 1997 versus year-to-date 1996, respectively. Approximately 40% and 58%, respectively, of the second quarter and year-to-date increases are attributable to increased center staff hours. Average hourly center staff wages increased approximately 4% for second quarter 1997 and year-to-date 1997 versus the comparable periods in 1996. As a percentage of operating revenues, a portion of the increase in salaries, wages and benefits is due to an approximately 28% increase in employee-enrolled children (who are only charged an administrative fee plus either a discounted tuition fee or no tuition) in year-to-date 1997 versus year-to-date 1996, which resulted in additional staffing costs without a commensurate increase in operating revenues. The increase in employee-enrolled children is due to an enhanced staff discount program initiated to improve staff retention. Management has revised and continues to evaluate this program. Further, benefit costs have increased slightly due to the partial implementation of new employee health insurance plans. Higher center labor costs associated with these benefits have been partially offset by improvements in field overhead and management reorganizations implemented during 1996.

Depreciation - Depreciation expense decreased to $7.4 million during second quarter 1997 from $7.9 million second quarter 1996. This decrease is due to certain assets reaching the end of their fully depreciated lives during second quarter 1997, more than offsetting the depreciation expense associated with new asset additions. Depreciation expense increased to $19.2 million year-to-date 1997 from $18.0 million year-to-date 1996 due to asset additions related to renovations of existing centers, purchases of short-lived assets, and to the opening of 26 new centers, offset partially by the closing of 20 centers since the end of second quarter 1996 and by a reduction in depreciation expense related to the end of the estimated depreciable lives of certain assets mentioned above.

Rent - Rent expense decreased to $5.8 million second quarter 1997 from $6.0 million second quarter 1996 and increased to $14.5 million year-to-date 1997 from $14.4 million year-to-date 1996. Eleven leased centers have been opened and 15 leased centers have been closed since the end of second quarter 1996.

Other - Other operating expenses decreased to $33.4 million second quarter 1997 from $34.0 million second quarter 1996 and increased to $81.2 million year-to-date 1997 from $80.8 million year-to-date 1996. As a percentage of operating revenues, other operating expenses decreased to 26.0% second quarter 1997 from 27.4% second quarter 1996 and to 27.1% year-to-date 1997 from 28.3% year-to-date 1996. These margin improvements are principally due to a reduced, lower cost marketing program and improved administrative and center support efficiencies from re-engineering efforts initiated during fiscal 1996.

Litigation Settlements and Restructuring Costs (Income), net

     Litigation settlements - During first quarter 1996, the Company received the final cash distribution of $11.3 million from The Enstar Group, Inc. ("Enstar"), the Company's former parent, in settlement of the Company's $12.0 million claim against Enstar in U.S. Bankruptcy Court in Montgomery, Alabama. During second quarter 1997, the Company received a $1.5 million interest payment from Enstar in connection with this claim.

     Restructuring - On June 15, 1995, the Board of Directors appointed Dr. Sandra Scarr, Chairman of the Board, to be Chief Executive Officer ("CEO"), replacing the former CEO whose resignation was effective on the same date. Subsequent to this appointment, the Company made substantial changes to its field operations management and support functions. As a result of these changes, the Company charged $4.0 million of restructuring costs, primarily severance agreements, against fiscal 1996 earnings during first quarter 1996.

     Although substantial reorganization changes were implemented during fiscal 1996, the Company continues to evaluate certain other support functions and systems in an effort to improve future operating effectiveness and efficiencies, as well as to improve the quality of services.

     During first quarter 1996, management limited Kid's Choice development to contracts in process until the concept is more fully developed, and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of long lived assets, primarily leasehold improvements, and $1.0 million for anticipated lease termination costs.


Operating income - Operating income increased $3.1 million, or 28.0%, to $14.4 million second quarter 1997 as compared to second quarter 1996 and increased $1.8 million, or 7.8% to $24.1 million year-to-date 1997 as compared to year-to-date 1996. Operating income before litigation settlements and restructuring costs increased $1.6 million, or 14.4%, to $12.8 million as compared to second quarter 1996 and increased $1.2 million, or 5.8%, to $22.6 million year-to-date 1997 as compared to year-to-date 1996 for the reasons discussed above.

     Second quarter 1997 EBITDA, defined as earnings before interest expense, income taxes, depreciation, and amortization, of $16.5 million, was $2.6 million below second quarter 1996, and year-to-date 1997 EBITDA of $36.9 million was $3.6 million below year-to-date 1996. As a percentage of operating revenues, EBITDA for second quarter 1997 was 12.8% versus 15.4% for second quarter 1996 and EBITDA for year-to-date 1997 was 12.3% versus 14.2% for year-to-date 1996. Adjusted EBITDA, defined as EBITDA excluding the effects of investment income; litigation settlements and restructuring costs (income), net; and extraordinary items, was $20.2 million second quarter 1997, an increase of $1.1 million over second quarter 1996 and $41.8 million year-to-date 1997, an increase of $2.4 million over year-to-date 1996. As a percentage of operating revenues, Adjusted EBITDA improved to 15.7% second quarter 1997 from 15.4% second quarter 1996 and improved to 13.9% year-to-date 1997 from 13.8% year-to-date 1996. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

Net investment income - Net investment income was $0.1 million year-to-date 1997 versus $0.2 million year-to-date 1996.

Interest expense - Interest expense decreased to $3.2 million from $3.8 million for second quarter 1997 versus second quarter 1996 and to $8.1 million from $9.2 million for year-to-date 1997 versus year-to-date 1996. The Company's weighted average interest rate on its long-term debt, including debt cost amortization, was 8.9% second quarter 1997 versus 11.2% second quarter 1996 and 9.5% year-to-date 1997 versus 10.9% year-to-date 1996.

Income tax expense - Income tax expense for second quarter 1997 and year-to-date 1997 of $4.4 million and $6.3 million, respectively, are in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to state income taxes.

LIQUIDITY & CAPITAL RESOURCES

        New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday season. As a result, the Company seeks to open centers in August and December in anticipation of the peak enrollment periods. The combination of decreased attendance and escalated center development in the summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for year-to-date 1997 was $16.6 million, compared to $26.8 million for year-to-date 1996. The reduced cash flow from operations year-to-date 1997 is due primarily to the receipt of a $1.5 million interest payment from Enstar offset by a $5.2 million interest payment on the Company's 10 3/8% Senior Notes due 2001 during year-to-date 1997, as compared to the Company's receipt of the final cash distribution of $11.3 million from Enstar offset by a $5.0 million one-time restructuring charge during year-to-date 1996. As of December 13, 1996, the Company had $10.4 million in cash and cash equivalents and its ratio of current assets to current liabilities was .65 to 1 at December 13, 1996 versus .58 to 1 at May 31, 1996.

During first quarter 1997, the Company purchased $30.0 million aggregate principal amount of its 10 3/8% Senior Notes due 2001 at an aggregate price of $31.5 million. This transaction resulted in an extraordinary loss of $1.2 million, net of income taxes, in first quarter 1997. During second quarter 1997, the Company announced and completed a tender offer and consent solicitation for its outstanding 10 3/8% Senior Notes due 2001 seeking the elimination of substantially all of the restrictive covenants, and 99.7% of the remaining notes were purchased at an aggregate price of $76.8 million. This second transaction resulted in an extraordinary loss of $5.3 million, net of income taxes, recorded in second quarter 1997. The company increased its existing revolving credit facility by $50.0 million to $200.0 million to finance the tender offer.

     In 1996, the Company repurchased 745,883 shares of its common stock for $10.0 million, at an average cost of $13.41 per common share. On June 3, 1996, the Board of Directors authorized the repurchase of $23.0 million of the Company's Common Stock. As of the end of first quarter 1997, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million. All shares repurchased have been retired. No Common Stock or warrants have been purchased since July 22, 1996.

     During first quarter 1996, the Company received a cash distribution of $11.3 million from Enstar in connection with a settlement of the Company's claim against Enstar in U.S. Bankruptcy Court in Montgomery, Alabama. During second quarter 1997, the Company received a $1.5 million interest payment from Enstar on the above claim.

     During first quarter 1996, the Company received $1.9 million from repayments of notes receivable which arose from the sales of centers in prior years. In addition, the Company also received $0.5 million and $3.4 million from sales of centers during year-to-date 1997 and year-to-date 1996, respectively.

     On October 3, 1996, the Company entered into an Agreement and Plan of Merger ("Agreement") whereby, on the effective date, ownership of approximately 85% of the Company will be acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). On December 27, 1996, the Agreement was amended to revise the consideration to be paid in connection with the Merger ("Amended Agreement"). Subject to certain provisions of the Amended Agreement, each issued and outstanding share of Common Stock will be converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of Common Stock, subject to proration. Under the terms of the Amended Agreement, approximately $122.5 million of existing debt will be retired and approximately $367.2 million will be paid by the Company to redeem Common Stock, warrants, and options. The acquisition will be financed by the issuance of approximately $376.0 million in new debt and approximately $148.8 million of equity will be invested by a KKR affiliate. The total value of the transaction, including equity, debt and fees is approximately $524.7 million. Among other conditions, the transaction is contingent upon approval of a majority of the outstanding shares of Common Stock of the Company and the obtaining of the required financing. Holders of approximately 51.4% of the shares of Common Stock outstanding as of January 8, 1997 have agreed to vote in favor of the transaction. In connection with the Merger, the Company also has secured commitments for a $490.0 million senior secured facility to complete the Merger and to fund future growth and acquisitions. Effective with, and subject to, the closing of the Merger, the CEO will retire from her positions with the Company, while agreeing to remain on the Board of Directors. David J. Johnson, most recently Chairman and Chief Executive Officer of Red Lion Hotels, Inc. (formerly a KKR affiliate) or its predecessor, will succeed Dr. Scarr as CEO.

     The Company will incur substantial indebtedness in connection with the Merger. The Company's ability to refinance its indebtedness or to make scheduled payments of principal and/or interest thereon, or to make scheduled payments under its operating leases depends on its future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond its control.

Capital Expenditures

     Following the Merger, the Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1997, the Company expects to open 16 to 17 new centers consisting of 14 to 15 community centers, one KinderCare at Work center and one center in the United Kingdom. The number of new center openings is down from 20 to 23 centers originally planned for 1997 because three community centers originally scheduled to open in fiscal 1997 are now expected to open in fiscal 1998 and because of a reduction in planned openings in the United Kingdom from two or three centers to one center. No assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

     Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, all community centers are equipped with computers for children's educational programs.

     Capital expenditures year-to-date 1997 amounted to approximately $27.8 million. Approximately $7.6 million was spent on renovations and improvements to existing facilities, approximately $4.1 million was spent on computers for children's educational programs, approximately $14.0 million was spent on new center development, and the remaining $2.1 million was spent on corporate information systems. Capital expenditures year-to-date 1996, amounted to approximately $38.9 million. Approximately $8.1 million was spent on renovations and improvements to existing facilities, approximately $6.6 million on equipment purchases and the remaining $24.2 million on new center development.

     Management believes that cash flow generated from operations and borrowings under the $300.0 million revolving credit facility will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures over the next several years. Although no assurance can be given that such sources will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors, and seasonality of openings. If the Company experiences a lack of working capital, it may reduce its capital expenditures. In the near term, if the Company were to reduce substantially or postpone its capital expenditures, management believes there would be no substantial impact on current operations and it is likely that more cash would be available for working capital needs and debt service. In the long term, if these expenditures were substantially reduced, in management's opinion, its operations and its cash flow would be adversely impacted.

Inflation and Wage Increases

     During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 to be effective on September 1, 1997. Management currently believes that the new wage rates, including the effects of wage compression (commensurate wage increases granted to certain hourly employees (with two or more years experience at KinderCare at the time of such increase) earning more than minimum wage), will result in increased expenses of approximately $0.3 million in fiscal 1997 and $1.5 million in fiscal 1998. On an annualized basis, the total effect of the two-step minimum wage increases is expected to be approximately $1.8 million, and the full effect will not be experienced until fiscal 1999. The Company believes that through increases in its tuition rates it can recover any increase in expenses caused by the 1996-1997 wage adjustments and additional compensation adjustments necessitated by such increases in the minimum wage rate. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement further changes in addition to those discussed above.

                                    PART II

                               OTHER INFORMATION





Item 1.  Legal Proceedings

               None

Item 5.  Other Information

         PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     Capitalized terms used and not defined herein shall have the same meaning and effect as those same terms as presented and defined in the Company's Proxy Statement as filed with the Securities and Exchange Commission on Form 14(a) on January 7, 1997.

     The following unaudited pro forma consolidated financial statements (the "Pro Forma Financial Statements") have been derived by the application of pro forma adjustments to the Company's historical consolidated financial statements. The pro forma consolidated statements of operations for the periods presented give effect to the Merger and related transactions as if such transactions were consummated as of June 3, 1995 for the fiscal year ended May 31, 1996 and for the twenty-eight weeks ended December 13, 1996, and as of December 16, 1995 for the twelve months ended December 13, 1996. The pro forma consolidated balance sheet gives effect to the Merger and related transactions as if such transactions had occurred as of December 13, 1996. The adjustments are described in the accompanying notes. The Pro Forma Financial Statements should not be considered indicative of actual results that would have been achieved had the Merger and related transactions been consummated on the date or for the periods indicated and do not purport to indicate balance sheet data or results of operations as of any future date or for any future period. The Pro Forma Financial Statements should be read in conjunction with the Company's historical consolidated financial statements and the notes thereto.

     The pro forma adjustments were applied to the respective historical consolidated financial statements to reflect and account for the Merger as a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction.

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 13, 1996
                                  (UNAUDITED)


                                                                        PRO FORMA              PRO
                                                      HISTORICAL       ADJUSTMENTS            FORMA
                                                      ----------       -----------           -------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents                             $10,426          $         (a)         $10,426
 Receivables                                            15,167                                 15,167
 Prepaid expenses and supplies                          10,240                                 10,240
 Deferred income taxes                                   4,664                                  4,664
                                                      --------                               --------
  Total current assets                                  40,497                                 40,497

Property and equipment, net                            476,546                                476,546
Deferred income taxes                                    4,454                                  4,454
Deferred financing costs                                     -             20,000 (b)          20,000
Other assets                                             7,941             (1,923)(c)           6,018
                                                      --------          ---------            --------
  TOTAL ASSETS                                        $529,438          $  18,077            $547,515
                                                      ========          =========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                      $20,549          $       -            $ 20,549
 Accrued liabilities                                    40,482                                 40,482
 Current portion of long-term debt                       1,095                                  1,095
                                                      --------                               --------
  Total current liabilities                             62,126                                 62,126

Long-term debt                                         167,668            253,481 (d)         421,149
Other noncurrent liabilities                            23,983                                 23,983
Self insurance liabilities                              20,210                                 20,210
                                                      --------                               --------
  Total liabilities                                    273,987            253,481             527,468

Shareholders' equity                                   255,451           (235,404)(e)          20,047
                                                      --------          ---------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $529,438          $  18,077            $547,515
                                                      ========          =========            ========

See Notes to Pro Forma Consolidated Balance Sheet

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET

        The pro forma consolidated financial data have been derived by the application of pro forma adjustments to the Company's historical consolidated financial statements for the period noted. The Merger will be accounted for as a recapitalization which will have no impact on the historical basis of assets and liabilities. The pro forma consolidated financial data assumes that there are no dissenting stockholders to the Merger.

(a) The net effect of $0 reflects the following:


                                                     (DOLLARS IN
                                                      THOUSANDS)
                                                     -----------
         SOURCES OF FUNDS:
         Term Loan Facility                            $175,981
         Senior Subordinated Notes                      200,000
         Equity Contribution                            148,750
                                                       --------
          Total sources                                $524,731
                                                       ========
         USES OF FUNDS:
         Purchase equity                               $342,623
         Options/warrants redeemed                       24,608
         Repayment of Existing Bank Credit Facility     122,500
         Estimated transaction fees and expenses         35,000
                                                       --------
          Total uses                                   $524,731
                                                       ========

          Net                                          $      0
                                                       ========


(b) To reflect the anticipated portion of transaction fees which will be recorded as deferred financing fees and will be amortized over the life of the debt to be issued.

(c) To reflect the write-off of deferred financing fees associated with the termination of the Existing Bank Credit Facility.

(d) To reflect the following:


                                                          (DOLLARS IN
                                                           THOUSANDS)
                                                          -----------
         Repayment of Existing Bank Credit Facility        $(122,500)
         Senior Subordinated Notes                           200,000
         Term Loan Facility                                  175,981
                                                           ---------
          Total adjustment                                 $ 253,481
                                                           =========

(e) To reflect the aggregate net change as a result of the Merger and the related transactions:


                                                              (DOLLARS IN
                                                               THOUSANDS)
                                                              -----------
         Convert to cash 18.0 million shares of Common Stock   $(342,623)
         Issue 7.8 million shares of Common Stock                148,750
         Purchase Warrants                                       (19,897)
         Cancellation of Company stock options                    (4,711)
         Write-off of deferred financing fees (c)                 (1,923)
         Estimated transaction fees and expenses (1)             (15,000)
                                                               ---------
          Total                                                $(235,404)
                                                               =========

------------

(1) Represents the portion of the total $35.0 million of estimated transaction fees and expenses which will be recorded as an expense. Such estimated transaction fees and expenses are anticipated to consist of: (i) professional, advisory and investment banking fees and expenses, (ii) management bonuses and
(iii) miscellaneous fees and expenses such as printing and filing fees.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                   FISCAL YEAR ENDED MAY 31, 1996                TWENTY-EIGHT WEEKS ENDED DECEMBER 13, 1996

                                               PRO FORMA       PRO                               PRO FORMA          PRO
                                 HISTORICAL  ADJUSTMENTS(A)   FORMA               HISTORICAL   ADJUSTMENTS(A)      FORMA
                                  ---------  -------------    ------              ----------   -------------      --------

Operating revenues                $541,264                   $541,264             $299,751                        $299,751
Operating expenses                 489,555                    489,555              275,634                         275,634
                                  --------                   --------             --------                        --------
Operating income                    51,709                     51,709               24,117                          24,117
Net investment income                  250                        250                   86                              86
Interest expense                    16,727   $ 24,717 (b)      41,444                8,141       $13,763 (b)        21,904
                                  --------   --------        --------             --------       -------          --------
Income before income taxes and
extraordinary item                  35,232    (24,717)         10,515               16,062       (13,763)            2,299
Income tax expense                  13,549     (9,640)(c)       3,909                6,264        (5,367)(c)           897
                                  --------   --------        --------             --------       -------          --------
Income before extraordinary item    21,683    (15,077)          6,606                9,798        (8,396)            1,402
Extraordinary item-loss on early
  extinguishment of debt, net of
  income tax benefit                                                                (6,480)                         (6,480)
                                  --------   --------        --------             --------       -------          --------
Net income (loss)                 $ 21,683   $(15,077)       $  6,606             $  3,318       $(8,396)         $ (5,078)
                                  ========   ========        ========             ========       =======          ========
Ratio of earnings to fixed
charges (d)                            2.4x                       1.2x                 2.2x                           1.1x
                                  --------                   --------             --------                        --------



                                          TWELVE MONTHS ENDED DECEMBER 13, 1996
                                                             PRO FORMA   PRO
                                           HISTORICAL   ADJUSTMENTS(A)   FORMA
                                           ----------  ---------------   -----
Operating revenues                           $555,623                 $555,623
Operating expenses                            502,160                  502,160
                                             --------                 --------
Operating income                               53,463                   53,463
Net investment income                             175                      175
Interest expense                               15,649   $ 25,194 (b)    40,843
                                             --------   --------      --------
Income before income taxes and
extraordinary item                             37,989    (25,194)       12,795
Income tax expense                             14,624     (9,826)(c)     4,798
                                             --------   --------      --------
Income before extraordinary item               23,365    (15,368)        7,997
Extraordinary item-loss on early
  extinguishment of debt, net of
  income tax benefit                           (6,480)                  (6,480)
Net income (loss)                            $ 16,885   $(15,368)     $  1,517
                                             ========   ========      ========
Ratio of earnings to fixed
charges (d)                                      2.5x                     1.3x
                                             --------                 --------


See Notes to Pro Forma Consolidated Statements of Operations

            NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The pro forma consolidated financial data have been derived by the application of pro forma adjustments to the Company's historical consolidated financial statements for the periods noted. The Merger will be accounted for as a recapitalization which will have no impact on the historical basis of assets and liabilities. The pro forma consolidated financial data assumes that there are no dissenting stockholders to the Merger.

(a) As provided in note (e) to the Pro Forma Consolidated Balance Sheet, the pro forma adjustments exclude (i) $4.7 million of compensation expense related to the Company stock options to be canceled in conjunction with the Merger,
(ii) write-off of $1.9 million of deferred financing fees associated with the termination of the Existing Bank Credit Facility, and (iii) $15.0 million of estimated transaction fees and expenses to be incurred in connection with the Merger. Such amounts represent non-recurring expenses which the Company anticipates will be reflected in the Consolidated Statement of Operations for the period including the Merger.

(b) The pro forma adjustment to interest expense reflects the following:


                                                                   TWENTY-EIGHT WEEKS       TWELVE MONTHS
                                                FISCAL YEAR ENDED         ENDED                 ENDED
                                                  MAY 31, 1996      DECEMBER 13, 1996     DECEMBER 13, 1996
                                                -----------------  --------------------  ------------------
                                                                  (DOLLARS IN THOUSANDS)
Interest on historical debt repaid in Merger      $(12,241)              $(6,137)             $(11,764)
Interest expense on the Term Loan Facility
(assumed 8.5% rate)                                 14,958                 8,054                14,958
Interest expense on the Notes (assumed 10.0%
rate)                                               20,000                10,769                20,000
Amortization of deferred financing costs
(10 years)                                           2,000                 1,077                 2,000
                                                  --------               -------              --------
 Total adjustment                                 $ 24,717               $13,763              $ 25,194
                                                  ========               =======              ========

     A 0.125% increase or decrease in the assumed interest rate on the Term Loan Facility would change the pro forma interest expense by $0.22 million for the fiscal year ended May 31, 1996 and the twelve months ended December 13, 1996 and $0.12 million for the twenty-eight weeks ended December 13, 1996.

     A 0.125% increase or decrease in the assumed interest rate on the Notes would change the pro forma interest expense by $0.25 million for the fiscal year ended May 31, 1996 and the twelve months ended December 13, 1996 and $0.14 million for the twenty-eight weeks ended December 13, 1996.

(c) To reflect the tax effects of the pro forma adjustments at a 39% effective income tax rate.

(d) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest.

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

         27  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         (i) A report on Form 8-K dated October 3, 1996, announced the signing of an Agreement and Plan of Merger with KCLC Acquisition Corp., an affiliate of Kohlberg Kravis Roberts & Co., L.P.

         (ii) A report on Form 8-K dated November 18, 1996, announced the consumation of a tender offer and consent solicitation with respect to its 10 3/8% Senior Securities.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                   KINDERCARE LEARNING CENTERS, INC.
                                   --------------------------------
                                   (Registrant)




Date: January 21, 1997             /s/ Sandra W. Scarr.
                                   -------------------------------------
                                   Sandra W. Scarr
                                   Chairman and Chief Executive Officer





Date: January 21, 1997             /s/ Philip L. Maslowe
                                   ------------------------------------
                                   Philip L. Maslowe
                                   Executive Vice-President and
                                   Chief Financial Officer