Form 10-Q
period 1997-03-07
KINDERCARE LEARNING CENTERS INC /DE
filed 1997-04-21
CIK 832812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

         (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 7, 1997

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

         The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at April 4, 1997 was 9,368,421.

================================================================================

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                       Page Numbers
                                                                                       ------------
PART I.   FINANCIAL INFORMATION:

          Consolidated Statements of Operations for the twelve
            weeks ended March 7, 1997 and March 8, 1996 and the
            forty weeks ended March 7, 1997 and March 8, 1996...............................2


          Consolidated Balance Sheets as of March 7, 1997 and
            May 31, 1996....................................................................3


          Consolidated Statements of Shareholders' Equity as of
            March 7, 1997 and May 31, 1997..................................................5

          Consolidated Statements of Cash Flows for the
            forty weeks ended March 7, 1997 and March 8, 1996...............................6

          Notes to Consolidated Financial Statements........................................8

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................................13

Part II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings.......................................................21

          Item 4.  Submission of Matters to a Vote of Security Holders.....................21

          Item 6.  Exhibits and Reports on Form 8-K........................................22

Signatures.................................................................................23

                                     PART I
                              FINANCIAL INFORMATION

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                                --------------------------   --------------------------
                                                   MARCH 7,       MARCH 8,      MARCH 7,      MARCH 8,
                                                    1997           1996          1997           1996
                                                -----------    -----------   -----------    -----------
Operating revenues                              $   126,657    $   123,641   $   426,408    $   409,033
                                                -----------    -----------   -----------    -----------
Operating expenses:
     Salaries, wages and benefits                    67,960         65,417       230,175        216,231
     Depreciation                                     7,182          7,373        26,390         25,427
     Rent                                             6,968          6,062        21,475         20,429
     Provision for allowance for
       doubtful accounts                                898            556         2,749          2,348
     Other                                           31,858         30,719       111,238        109,955
     Recapitalization                                14,865             --        14,880             --
     Litigation settlements and
       restructuring costs (income),
       net                                               --             --        (1,543)        (1,019)
                                                -----------    -----------   -----------    -----------
          Total operating expenses                  129,731        110,127       405,364        373,371
                                                -----------    -----------   -----------    -----------
Operating income (loss)                              (3,074)        13,514        21,044         35,662
Net investment income                                    36             27           122            403
Interest expense                                      4,587          3,921        12,728         13,140
                                                -----------    -----------   -----------    -----------
Income (loss) before income taxes
       and extraordinary item                        (7,625)         9,620         8,438         22,925
Income tax expense                                    2,830          3,752         9,094          8,941
                                                -----------    -----------   -----------    -----------
Income (loss) before extraordinary
       item                                         (10,455)         5,868          (656)        13,984
Extraordinary item -- loss on early
       extinguishment of debt, net of
       income tax benefit                            (1,052)            --        (7,532)            --
                                                ===========    ===========   ===========    ===========
Net income (loss)                               $   (11,507)   $     5,868   $    (8,188)   $    13,984
                                                ===========    ===========   ===========    ===========
Income (loss) per share:
     Income (loss) before
         extraordinary item                     $     (0.61)   $      0.30   $     (0.04)   $      0.69
     Extraordinary item - loss on
         early extinguishment of debt                 (0.06)            --         (0.40)            --
                                                ===========    ===========   ===========    ===========
Net income (loss)                               $     (0.67)   $      0.30   $     (0.44)   $      0.69
                                                ===========    ===========   ===========    ===========
Weighted average common
   shares and share equivalents                      17,084         19,759        18,612         20,133
                                                ===========    ===========   ===========    ===========



See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  MARCH 7,       MAY 31,
              ASSETS                                               1997           1996
                                                                -----------    -----------
        Current assets:
             Cash and cash equivalents                          $    15,490    $    13,597
             Receivables:
                Tuition (net of allowance for doubtful
                accounts of $2,284 and $1,884 at
                March 7, 1997 and May 31, 1996,
                respectively)                                        15,049         14,566
                Other                                                   613            563
             Prepaid expenses and supplies                            8,171          9,116
             Deferred income taxes                                    4,664          4,664
                                                                -----------    -----------
                    Total current assets                             43,987         42,506
                                                                -----------    -----------

        Property and equipment, at cost                             573,842        561,189
             Less accumulated depreciation and
               amortization                                         110,116         92,664
                                                                -----------    -----------
                  Net property and equipment                        463,726        468,525
                                                                -----------    -----------

        Deferred financing costs                                     30,475          3,627

        Deferred income taxes                                         4,447          4,422

        Other assets                                                  3,522          4,396
                                                                -----------    -----------

                                                                $   546,157    $   523,476
                                                                ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


        LIABILITIES AND                                                        MARCH 7,         MAY 31,
        SHAREHOLDERS' EQUITY                                                    1997             1996
                                                                             -----------      -----------
        Current liabilities:
              Accounts payable                                               $     6,638      $    14,330
              Bank overdrafts                                                      6,819            7,768
              Current portion of long-term debt                                    1,109              853
              Accrued expenses and other liabilities                              56,144           51,163
                                                                             -----------      -----------

                   Total current liabilities                                      70,710           74,114

        Long-term debt                                                           394,056          145,764
        Self-insurance liabilities                                                20,827           17,652
        Other noncurrent liabilities                                              25,483           20,488
                                                                             -----------      -----------

                   Total liabilities                                             511,076          258,018
                                                                             -----------      -----------

        Shareholders' equity:
              Preferred stock, $.01 par value; authorized
                    10,000,000 shares; none outstanding                               --               --
              Common stock, $.01 par value; authorized
                    40,000,000 shares; issued 9,368,421 and 19,981,807
                    shares at March 7, 1997 and May 31, 1996,
                    respectively; outstanding 9,368,421 and 19,946,807 at
                    March 7, 1997 and May 31, 1996,
                    respectively                                                      94              199
        Additional paid-in capital                                                    --          204,003
        Retained earnings                                                         35,112           61,799
        Cumulative translation adjustment                                           (125)             (20)
        Less treasury stock, at cost (35,000 shares at
                    May 31, 1996)                                                     --             (523)
                                                                             -----------      -----------

                    Total shareholders' equity                                    35,081          265,458
                                                                             ===========      ===========

                                                                             $   546,157      $   523,476
                                                                             ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                        ADDITIONAL               CUMULATIVE
                                                 COMMON       COMMON     PAID-IN     RETAINED   TRANSLATION TREASURY
                                                 SHARES       STOCK      CAPITAL     EARNINGS    ADJUSTMENT   STOCK       TOTAL
                                               -----------------------------------------------------------------------------------

Balance at June 2, 1995                        20,119,818    $   201    $ 203,890    $ 40,116    $     32    $    --    $ 244,239
     Net income                                        --         --           --      21,683          --         --       21,683
     Tax benefits of the valuation
          allowance for deferred tax assets            --                   4,121          --          --         --        4,121
     Cumulative translation adjustment                 --         --           --                     (52)                    (52)
     Tax benefit of option exercises                   --                     993          --          --                     993
     Repurchase and retirement of stock and
          warrants                               (969,883)       (10)     (13,477)         --          --       (523)     (14,010)
     Exercise of stock options and warrants       831,872          8        8,476          --          --                   8,484
                                              -----------------------------------------------------------------------------------
Balance at May 31, 1996                        19,981,807        199      204,003      61,799         (20)      (523)     265,458
     Net loss                                          --         --           --      (8,188)         --         --       (8,188)
     Cumulative translation adjustment                 --         --           --          --        (105)        --         (105)
     Issuance of Common Stock                   7,986,842         80      151,670          --          --         --      151,750
     Exercise of stock options and warrants     1,617,188         16       19,735          --          --         --       19,751
     Purchase and retirement of
          common stock                        (20,217,416)      (201)    (363,365)    (18,499)         --        523     (381,542)
     Purchase of outstanding warrants                  --         --      (12,043)         --          --         --      (12,043)
                                              -----------------------------------------------------------------------------------
Balance at March 7, 1997                        9,368,421    $    94    $      --    $ 35,112    $   (125)   $    --    $  35,081
                                              ===================================================================================


See accompanying notes to consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               FORTY WEEKS ENDED
                                                                          ---------------------------
                                                                            MARCH 7,       MARCH 8,
                                                                              1997           1996
                                                                          -----------    -----------
        Cash flows from operations:
             Net income (loss)                                            $    (8,188)   $    13,984
             Operating activities not requiring (providing) cash:
                 Depreciation                                                  26,390         25,427
                 Amortization of intangibles and other assets                   1,026             --
                 Writedown of Kid's Choice(TM) property and
                    equipment                                                      --          5,312
                 Gain on sales and disposals of property and equipment             --         (1,359)
             Extraordinary item - loss on early extinguishment of
                    debt                                                        7,532             --
             Changes in operating assets and liabilities:
                 Receivables                                                     (397)        (2,992)
                 Prepaid expenses and supplies                                    945         (2,277)
                 Other assets                                                   1,843            148
                 Accounts payable, accrued expenses and
                   other liabilities                                            5,567          7,800

             Other, net                                                          (235)           472
                                                                          -----------    -----------

        Net cash provided by operating activities                         $    34,483    $    46,515
                                                                          -----------    -----------


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                   FORTY WEEKS ENDED
                                                               --------------------------
                                                                 MARCH 7,       MARCH 8,
                                                                  1997           1996
                                                               -----------    -----------
Cash flows from investing activities:
      Purchases of property and equipment                      $   (34,453)   $   (50,653)
      Proceeds from sales of property and
          equipment                                                 12,722          3,697
      Proceeds from collection of notes receivable                      69          2,042
      Proceeds from sale of investment                                  --          3,396
                                                               -----------    -----------

Net cash used by investing activities                              (21,662)       (41,518)
                                                               -----------    -----------

Cash flows from financing activities:
     Proceeds on long-term borrowings, net of                                          --
          financing costs                                          319,387
     Issuance of common stock                                      151,750             --
     Exercise of stock options and warrants                         19,751          2,725
     Purchase and retirement of common stock                      (381,542)       (10,000)
     Payments on long-term borrowings                             (107,282)        (5,786)
     Purchase of outstanding warrants                              (12,043)            --
     Bank overdrafts                                                  (949)         3,688
                                                               -----------    -----------

Net cash used by financing activities                              (10,928)        (9,373)
                                                               -----------    -----------

Increase (decrease) in cash and cash equivalents                     1,893         (4,376)
Cash and cash equivalents at the beginning of the period            13,597         14,237
                                                               -----------    -----------

Cash and cash equivalents at the end of the period             $    15,490    $     9,861
                                                               ===========    ===========

Supplemental cash flow information:
      Interest paid                                            $    14,637    $     8,010
                                                               ===========    ===========
      Income taxes paid                                        $     1,014    $     3,497
                                                               ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)         GENERAL

            The consolidated financial statements of KinderCare Learning Centers, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial condition and results of operations for the interim period. The results of operations for the forty weeks ended March 7, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996, and in conjunction with the Company's Form S-4 Registration Statement under the Securities Act of 1933 as filed with the Securities and Exchange Commission on January 7, 1997.

(2)         FISCAL YEAR

            The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third, and fourth quarters are each twelve weeks long. The 1997 and 1996 fiscal years are each 52 weeks long.

(3)         RECAPITALIZATION

On February 13, 1997, the Company consummated a merger ("Merger") pursuant to an Amended Agreement and Plan of Merger ("Agreement") whereby ownership of approximately 85% of the Company was acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Subject to certain provisions of the Agreement, each issued and outstanding share of Common Stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of Common Stock, subject to proration. In connection with the Merger, the Company:

           (i) repaid the outstanding $91.6 million balance on the Company's previous $150.0 million credit facility; and,
           (ii) paid $382.4 million to redeem Common Stock, warrants, and options.

In order to fund the Recapitalization, the Company:

           (i) issued $300.0 million principal amount 9 1/2% Senior Subordinated Notes due 2009;
           (ii)    executed a Revolving Credit Facility of $300.0 million;
           (iii) executed a Term Loan Facility of $90.0 million against which $50.0 million was immediately drawn; and,
           (iv)    issued $151.8 million of common stock to KKR affiliates.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Recapitalization costs of $14.9 million were incurred and expensed. Financing costs of $30.5 million have been deferred and will be amortized over the lives of the new debt facilities (See Note 4 Long-Term Debt).

            Effective with the closing of the Merger, David J. Johnson, most recently Chairman and Chief Executive Officer of Red Lion Hotels, Inc., was appointed CEO of the Company.


(4)  LONG-TERM DEBT

Long-term debt is as follows (dollars in thousands):

                                                                                                MARCH 7, 1997     MAY 31, 1996
                                                                                                -------------     -------------
            Secured:
                 Borrowings under Term Loan Facility at LIBOR plus 3.00%                        $     50,000      $         --
                 Industrial refunding revenue bonds at variable rates of interest from
                     3.85% to 5.57% at May 31, 1996, and 3.95% to 6.25% at June 2,
                     1995 supported by letters of credit, maturing 1999 to 2009                       33,025            33,025
                 Real and personal property mortgages payable in monthly
                     installments through 2004 at rates of 8.75% to 12.25%                             6,430             7,854
                 Industrial revenue bonds secured by real property with maturities to
                     2005 at rates of 4.20% to 12.75%                                                  5,498             5,738
            Unsecured:
                 Senior Subordinated Notes due 2009 at 91/2%                                         300,000                --
                 Senior Subordinated Notes due 2001 at 10 3/8%                                           211           100,000
                                                                                                ------------      ------------
                                                                                                     395,164           146,617
            Less current portion of long-term debt                                                     1,108               853
                                                                                                ============      ============
                                                                                                $    394,056      $    145,764
                                                                                                ============      ============

            Credit Facilities

            The credit facilities ("Credit Facilities") are provided by a syndicate of financial institutions and include a Term Loan Facility of $90.0 million and a Revolving Credit Facility of $300.0 million. The Company must pay an annual commitment fee equal to 1/2 of 1% per annum of the undrawn portion of the commitments in respect of the Credit Facilities and a letter of credit fee based on the aggregate face value of the outstanding letters of credit under the Revolving Credit Facility.

            The Term Loan Facility will mature on February 13, 2006 and provides for $0.5 million annual amortization. The initial interest rate, at the option of the Company, is Adjusted LIBOR (as defined) plus 3.00% or ABR (as defined) plus 1.75%. Under the Term Loan Facility, the remaining $40.0 million is available to be drawn in a single additional drawing until August 13, 1997. The Term Loan Facility is subject to mandatory prepayment from (i) 100% of the net cash proceeds on the sale of certain non-ordinary-course assets, (ii) 100% of the net cash proceeds from certain sale/leaseback transactions, (iii) 50% of excess cash flow, (as defined) and (iv) 100% of the net proceeds from the issuance of certain debt obligations.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            The Revolving Credit Facility commitment will mature February 13, 2004. The initial interest rate, at the option of the Company, is Adjusted LIBOR plus 2.5% or ABR plus 1.25%. At March 7, 1997, of the $300.0 million available under the Revolving Credit Facility, the Company had approximately $48.8 million committed on outstanding letters of credit.

            The Company's obligations under the combined Credit Facilities are secured by a perfected first priority pledge of and security interest in all the common stock of each existing and subsequently acquired direct domestic subsidiary of the Company and 65% of the common stock of each existing and subsequently acquired direct foreign subsidiary and, in certain circumstances, non-cash consideration received for certain sales of assets.

            The Credit Facilities contain customary covenants and restrictions on the Company's ability to engage in certain activities and include customary events of default. In addition, the Credit Facilities provide that the Company must meet or exceed an interest coverage ratio and must not exceed leverage ratios.

Industrial Revenue Bonds

            Series A Through E Industrial Revenue Bonds - The Company is obligated to various issuers of industrial revenue bonds (the "Refunded IRBs") in an amount totaling approximately $33.0 million outstanding as of March 7, 1997 and May 31, 1996. The Refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping certain child care facilities and the Company's Montgomery, Alabama corporate headquarters. Each of these Refunded IRBs is secured by a letter of credit under the Revolving Credit Facility.

            Other IRBs - The Company also is obligated to various issuers of other industrial revenue bonds (the "IRBs") in the aggregate principal amount of approximately $5.5 million and $5.7 million as of March 7, 1997 and May 31, 1996, respectively. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping certain child care facilities and the IRBs are secured by these facilities.

Senior Notes

            On February 13, 1997, the Company issued $300 million in unsecured senior subordinated notes due February 15, 2009 ("Notes"). The Notes bear interest at a fixed rate of 9-1/2% per annum, payable semi-annually on February 15 and August 15 of each year, and are effectively subordinated to the secured indebtedness of the Company, including indebtedness under the Credit Facilities.

            The Notes are callable by the Company at 104.750% of par from February 15, 2002 through February 15, 2003. The redemption price is reduced to 103.167% of par on February 15, 2003, and to 101.583% of par on February 15, 2004 and, thereafter until maturity, the Notes may be redeemed at par. Upon a change of control, as defined in the Indenture, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101% of par, together with accrued and unpaid interest to the date of repurchase.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            The Notes contain a number of covenants similar to those of the Credit Facilities and include certain limitations with respect to payment of dividends, incurrence of additional indebtedness, creation of liens, asset or subsidiary sales, transactions with affiliates, investments and guarantees.

(5)         EXTRAORDINARY LOSS

            During the first and second quarters of fiscal 1997, the Company purchased 99.8% of its 10 3/8% Senior Notes due 2001 for an aggregate price of $108.3 million. This transaction included deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.4 million, net of income taxes, in fiscal 1997.

            During third quarter fiscal 1997, in connection with the Merger and retirement of existing debt, a $1.1 million, net of tax, extraordinary loss was recognized for the write-off of deferred financing costs relating to the previous credit faciltiy.

(6)         INCOME TAXES

            Income tax expense for third quarter 1997 and year-to-date 1997 of $2.8 million and $9.1 million, respectively, are in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible recapitalization expenses and state income taxes.

(7)         STOCK REPURCHASE PROGRAM

            In fiscal 1996, the Company repurchased 745,883 shares of its Common Stock for $10.0 million, at an average cost of $13.41 per common share. During first quarter fiscal 1997, the Company purchased 1,111,500 common shares and 435,000 warrants for $18.3 million, at an average cost of $15.00 per common share and $3.65 per warrant.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)         COMPUTATION OF INCOME (LOSS) PER SHARE

            Income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding for the respective periods, plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. The number of shares that would be issued from the exercise of the stock options and the warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price (period end market price, if higher, for fully diluted computations) of the Company's stock. A reconciliation of the actual weighted average shares to the number of shares used in the computation of earnings per share for the periods indicated is as follows (in thousands):

                                                        TWELVE WEEKS ENDED         FORTY WEEKS ENDED
                                                     -------------------------------------------------
                                                        MARCH 7,     MARCH 8,     MARCH 7,     MARCH 8,
                                                         1997         1996         1997         1996
                                                     -------------------------------------------------
Weighted average common shares outstanding               17,084       19,584       18,612       19,722
     Dilutive effect of common
      stock equivalents                                       0          175            0          411
                                                     =================================================
Weighted average common shares and common
      share equivalents outstanding                       17,084      19,759       18,612       20,133
                                                     =================================================

            When common stock equivalents are anti-dilutive, they are excluded from the calculation of weighted average shares outstanding.

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" which requires companies to present basic and diluted earnings per share upon adoption of the statement. If SFAS No. 128 had been adopted on June 1, 1996, basic and diluted earnings per share would not have been materially different from reported earnings per share for each period presented.

(9)         RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform to the current presentation.

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

            The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long, and the second, third and fourth quarters are each twelve weeks long. The 1996 and 1997 fiscal years are each 52 weeks long. The information presented herein refers to the twelve weeks and the forty weeks ended March 7, 1997 ("third quarter 1997" and "year-to-date 1997", respectively) compared to the twelve weeks and the forty weeks ended March 8, 1996 ("third quarter 1996" and "year-to-date 1996", respectively).

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

THE THIRD QUARTER 1997 COMPARED TO THE THIRD QUARTER 1996 AND YEAR-TO-DATE 1997 COMPARED TO YEAR-TO-DATE 1996.

            The following tables show the comparative operating results of the Company (dollars in thousands):

                                                                                                  Change
                                                                                          ----------------------
                                    Third quarter  Percent of  Third quarter Percent of               Percent of
                                        1997        Revenues        1996     Revenues      Amount      Revenues
                                      ---------    ---------     ---------   ---------    ---------    ---------

Operating revenues                    $ 126,657        100.0%    $ 123,641       100.0%   $   3,016         -- %
                                      ---------    ---------     ---------   ---------    ---------    ---------

Operating expenses:
  Salaries, wages and benefits           67,960         53.6        65,417        52.9        2,543          0.7
  Depreciation                            7,182          5.7         7,373         6.0         (191)        (0.3)
  Rent                                    6,968          5.5         6,062         4.9          906          0.6
  Other                                  32,756         25.9        31,275        25.3        1,481          0.6
  Recapitalization                       14,865         11.7            --          --       14,865         11.7
                                      ---------    ---------     ---------   ---------    ---------    ---------
     Total operating expenses           129,731        102.4       110,127        89.1       19,604         13.3
                                      ---------    ---------     ---------   ---------    ---------    ---------
Operating income (loss)               $  (3,074)        (2.4)%   $  13,514        10.9%   $ (16,588)       (13.3)%
                                      =========    =========     =========   =========    =========    =========

                                                                                                  Change
                                                                                          -----------------------
                                    Year-to-date   Percent of  Year-to-date  Percent of                Percent of
                                         1997       Revenues        1996      Revenues      Amount      Revenues
                                      ---------    ---------     ---------   ---------    ---------    ---------
Operating revenues                    $ 426,408        100.0%    $ 409,033       100.0%   $  17,375          -- %
                                      ---------    ---------     ---------   ---------    ---------    ---------

Operating expenses:
  Salaries, wages and benefits          230,175         54.0       216,231        52.8       13,944          1.2
  Depreciation                           26,390          6.2        25,427         6.2          963          0.0
  Rent                                   21,475          5.0        20,429         5.0        1,046          0.0
  Other                                 113,987         26.7       112,303        27.5        1,684         (0.8)
  Recapitalization                       14,880          3.5            --          --       14,880          3.5
  Litigation settlements and
   restructuring costs
   (income), net                         (1,543)        (0.4)       (1,019)       (0.2)        (524)        (0.2)
                                      ---------    ---------     ---------   ---------    ---------    ---------
     Total operating expenses           405,364         95.0       373,371        91.3       31,993          3.7
                                      =========    =========     =========   =========    =========    =========
Operating income                      $  21,044          5.0%    $  35,662         8.7%   $ (14,618)        (3.7)%
                                      =========    =========     =========   =========    =========    =========
Centers open at the end of
   each period                            1,151                      1,146                        5
                                      =========                  =========                =========

               KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)

RESULTS OF OPERATIONS

Operating revenues - Operating revenues increased $3.0 million, or 2.4%, to $126.7 million third quarter 1997 and $17.4 million, or 4.2%, to $426.4 million year-to-date 1997 versus the comparable periods in 1996. The increases in revenues are attributable to a 4.7% weighted average tuition increase implemented during the second quarter of fiscal 1997 and to new centers opened or acquired during fiscal 1996 and year-to-date 1997. These revenue increases were partially offset by center closings during fiscal 1996 and year-to-date 1997, and declines in total company average occupancy in third quarter 1997 and year-to-date 1997. Same center revenues, defined as revenues from centers in operation during both full periods, were up 1.2% over third quarter 1996, and up 2.9% over year-to-date 1996. Same center revenue increases associated with the tuition increases for both third quarter 1997 and year-to-date 1997 were partially offset by same center occupancy declines during third quarter 1997.

            Total company average occupancy decreased to 70.3% third quarter 1997 from 73.7% third quarter 1996 and to 73.1% year-to-date 1997 from 75.2% year-to-date 1996. Same center occupancy decreased to 70.9% third quarter 1997 from 74.4% third quarter 1996 and to 73.8% year-to-date 1997 from 75.7% year-to-date 1996. The Company believes these declines in occupancy were caused by a variety of factors including the following recently implemented initiatives: (a) a reduced, lower cost marketing program, (b) an expanded employee childcare discount program that may preclude the enrollment of tuition paying children, and (c) changes in field operations management which provide less direct center supervision. The Company is in the process of evaluating these initiatives.

            During year-to-date 1997, the Company opened 16 new centers: 15 community centers and one KinderCare at Work(R) center, and closed 13 centers. During year-to-date 1996 (including the conversion of one community center to a Kid's Choice(TM) center), the Company opened 30 new centers: 15 community centers, six KinderCare at Work(R) centers, and nine Kid's Choice(TM) centers; and, closed 21 centers. Since the end of third quarter 1996, the Company has opened a total of 23 new centers with an average building capacity of 176 children and has closed 18 centers with an average building capacity of 91 children. Total center capacity has increased to approximately 142,000 at the end of third quarter 1997 from approximately 139,000 at the end of third quarter 1996.

Salaries, wages and benefits - Salaries, wages and benefits expense increased $2.5 million, or 3.9%, to $ 68.0 million third quarter 1997 and $13.9 million, or 6.4%, to $230.2 million year-to-date 1997 versus the comparable periods in 1996. As a percentage of operating revenues, salaries, wages and benefits expense increased to 53.6% third quarter 1997 from 52.9% third quarter 1996 and to 54.0% year-to-date 1997 from 52.8% year-to-date 1996. Approximately 28% and 54%, respectively, of the third quarter and year-to-date increases are attributable to increased center staff hours. Average hourly center staff wages increased approximately 4% for third quarter 1997 and year-to-date 1997 versus the comparable periods in 1996. As a percentage of operating revenues, some of the increase in salaries, wages and benefits is due to an approximately 28% increase in employee-enrolled children (who are only charged an administrative fee plus either a discounted tuition fee or no tuition) in year-to-date 1997 versus year-to-date 1996, which resulted in additional staffing costs without a commensurate increase in

              KINDERCARE LEARNING CENTERS, INC AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION
                   AND RESULTS OF OPERATIONS - (continued)


operating revenues. The increase in employee-enrolled children is due to an enhanced staff discount program initiated to improve staff retention. Management has revised and continues to evaluate this program. Further, benefit costs have increased slightly due to the partial implementation of new employee health insurance plans. Higher center labor costs associated with these benefits have been partially offset by cost reductions in field and management reorganizations implemented during 1996.

Depreciation - Depreciation expense decreased to $7.2 million during third quarter 1997 from $7.4 million third quarter 1996. This decrease is due to certain assets reaching the end of their fully depreciated lives during second quarter 1997, more than offsetting the depreciation expense associated with new asset additions. Depreciation expense increased to $26.4 million year-to-date 1997 from $25.4 million year-to-date 1996 due to asset additions related to renovations of existing centers, purchases of short-lived assets, and to the opening of 23 new centers, offset partially by the closing of 18 centers since the end of third quarter 1996 and by a reduction in depreciation expense related to the end of the estimated depreciable lives of certain assets mentioned above. In addition to closing the centers identified above, during third quarter 1997 the Company converted 14 owned centers to leased centers through sale/leaseback transactions.

Rent - Rent expense increased to $7.0 million third quarter 1997 from $6.1 million third quarter 1996 and increased to $21.5 million year-to-date 1997 from $20.4 million year-to-date 1996. Six leased centers have been opened and 15 leased centers have been closed since the end of third quarter 1996. The seven new leased centers are at significantly higher rental rates than the 15 closed centers resulting in increased rent costs of $0.1 million and $0.3 million for the quarter and year-to-date, respectively. Also, during fiscal 1997, the Company entered into sale/leaseback agreements on 14 centers increasing rent expense by $0.4 million for both third quarter and year-to-date. The remainder of the increase is due to escalated rental payments and lease renewals at higher rates.

Other - Other operating expenses increased to $32.8 million third quarter 1997 from $31.3 million third quarter 1996 and increased to $114.0 million year-to-date 1997 from $112.3 million year-to-date 1996. As a percentage of operating revenues, other operating expenses increased to 25.9% third quarter 1997 from 25.3% third quarter 1996 and decreased to 26.7% year-to-date 1997 from 27.5% year-to-date 1996. The decline in third quarter 1997 margins versus third quarter 1996 can be attributed to the increase in employee-enrolled children for whom there is very little increase in revenue, but the same incremental costs as the full-paying children. The year-to-date margin improvement is principally due to a reduced, lower cost marketing program and improved administrative and center support efficiencies from re-engineering efforts initiated during fiscal 1996.

              KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Recapitalization

On February 13, 1997, the Company consummated a merger ("Merger") pursuant to an Amended Agreement and Plan of Merger ("Agreement") whereby ownership of approximately 85% of the Company was acquired by an entity organized at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Subject to certain provisions of the Agreement, each issued and outstanding share of Common Stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of Common Stock, subject to proration. In connection with the Merger, the Company:

        (i) repaid the outstanding $91.6 million balance on the Company's previous $150.0 million credit facility; and,
        (ii) paid $382.4 million to redeem Common Stock, warrants, and options.

In order to fund the Recapitalization, the Company:

        (i) issued $300.0 million principal amount 9 1/2% Senior Subordinated Notes due 2009;
        (ii)  executed a Revolving Credit Facility of $300.0 million;
        (iii) executed a Term Loan Facility of $90.0 million against which $50.0 million was immediately drawn; and,
        (iv)  issued $151.8 million of common stock to KKR affiliates.

Recapitalization costs of $14.9 million were incurred and expensed. Financing costs of $30.5 million have been deferred and will be amortized over the lives of the new debt facilities (See Note 4 Long-Term Debt).

         Effective with the closing of the Merger, David J. Johnson, most recently Chairman and Chief Executive Officer of Red Lion Hotels, Inc., was appointed CEO of the Company.

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

         Restructuring - During first quarter 1996, the Company made substantial changes to its field operations management and support functions and charged $4.0 million of restructuring costs, primarily severance agreements, against fiscal 1996 earnings.

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

Operating income (loss) - Operating income decreased $16.6 million to a loss of $3.1 million third quarter 1997 as compared to third quarter 1996 and decreased $14.6 million to $21.0 million year-to-date 1997 as compared to year-to-date 1996. Operating income before recapitalization, litigation settlements and restructuring costs decreased $1.7 million, or 12.7%, to $11.8 million as compared to third quarter 1996 and decreased $0.2 million, or 0.8%, to $34.4 million year-to-date 1997 as compared to year-to-date 1996 for the reasons discussed above. As a percentage of operating revenue, operating income before recapitalization, litigation settlements and restructuring costs decreased 1.6% to 9.3% as compared to third quarter 1996 and decreased 0.4% to 8.1% year-to-date 1997 as compared to year-to-date 1996.

         Third quarter 1997 EBITDA, defined as earnings before interest expense, income taxes, depreciation, and amortization, of $3.1 million, was $17.8 million below third quarter 1996, and year-to-date 1997 EBITDA of $40.0 million was $21.5 million below year-to-date 1996. Adjusted EBITDA, defined as EBITDA excluding the effects of investment income; recapitalization, litigation settlements and restructuring costs (income), net; and extraordinary items, was $19.0 million third quarter 1997, a decrease of $1.9 million from third quarter 1996, and $60.8 million year-to-date 1997, an increase of $ 0.7 million over year-to-date 1996. As a percentage of operating revenues, Adjusted EBITDA declined to 15.0% third quarter 1997 from 16.9% third quarter 1996 and to 14.3% year-to-date 1997 from 14.7% year-to-date 1996. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

Net investment income - Net investment income was $0.1 million year-to-date 1997 versus $0.4 million year-to-date 1996.

Interest expense - Interest expense increased to $4.6 million from $3.9 million for third quarter 1997 versus third quarter 1996 and decreased to $12.7 million from $13.1 million for year-to-date 1997 versus year-to-date 1996. The Company's weighted average interest rate on its long-term debt, including debt cost amortization, was 8.9% third quarter 1997 versus 11.2% third quarter 1996 and 9.5% year-to-date 1997 versus 10.9% year-to-date 1996.

Income tax expense - Income tax expense for third quarter 1997 and year-to-date 1997 of $2.8 million and $9.1 million, respectively, are in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible recapitalization expenses and state income taxes.

LIQUIDITY & CAPITAL RESOURCES

         New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday season. As a result, the Company seeks to open centers in August and December in anticipation of the peak enrollment periods. The combination of decreased attendance and escalated center development in the

              KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


summer months and during the year-end holiday period may result in decreased liquidity during these periods. The Company's consolidated net cash flow from operations for year-to-date 1997 was $34.5 million, compared to $46.5 million for year-to-date 1996. The reduced cash flow from operations year-to-date 1997 is due primarily to the receipt of a $1.5 million interest payment from Enstar offset by a $5.2 million interest payment on the Company's 10 3/8% Senior Notes due 2001 during year-to-date 1997, as compared to the Company's receipt of the final cash distribution of $11.3 million from Enstar offset by a $5.0 million one-time restructuring charge during year-to-date 1996. As of March 7, 1997, the Company had $15.5 million in cash and cash equivalents and its ratio of current assets to current liabilities was .62 to 1 at March 7, 1997 versus .57 to 1 at May 31, 1996.

         In connection with the Merger, the Company's debt has increased to $395.2 million from $146.6 million (see discussion of Recapitalization under Results of Operations included elsewhere herein). Accordingly, the Company will have significant debt service obligations. The Company's ability to refinance its indebtedness or to make scheduled payments of principal and/or interest thereon, or to make scheduled payments under its operating leases depends on its future performance, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond its control.

         During the first and second quarters of fiscal 1997, the Company purchased 99.8% of its 10 3/8% Senior Notes due 2001 for an aggregate price of $108.3 million. This transaction included deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.4 million, net of income taxes, in fiscal 1997.

         During third quarter fiscal 1997, in connection with the Merger and retirement of existing debt, a $1.1 million, net of tax, extraordinary loss was recognized for the write-off of deferred financing costs relating to the previous credit facility.

         In fiscal 1996, the Company repurchased 745,883 shares of its Common Stock for $10.0 million, at an average cost of $13.41 per common share. During first quarter fiscal 1997, the Company purchased 1,111,500 common shares and 435,000 warrants for $18.3 million, at an average cost of $15.00 per common share and $3.65 per warrant. All shares repurchased have been retired.

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

              KINDERCARE LEARNING CENTERS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (CONTINUED)


Capital Expenditures

        The Company anticipates substantial increases in its capital expenditures budget over the next several years in connection with anticpated growth in centers and refurbishment of existing centers. However, no assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many outside the control of the Company.

         During fiscal 1997, the Company expects to open 16 new centers consisting of 14 community centers, one KinderCare at Work center and one center in the United Kingdom. The number of new center openings is down from 20 to 23 centers originally planned for 1997 because three community centers originally scheduled to open in fiscal 1997 are now expected to open in fiscal 1998 and because of a reduction in planned openings in the United Kingdom from two or three centers to one center.

         Management plans to continue to renovate, upgrade and improve existing centers for such items as improved playgrounds, computers, educational materials, and infant suites. At present, all community centers are equipped with computers for children's educational programs.

         Capital expenditures year-to-date 1997 amounted to approximately $34.5 million. Approximately $9.4 million was spent on renovations and improvements to existing facilities, approximately $5.4 million was spent on computers for children's educational programs, approximately $16.9 million was spent on new center development, and the remaining $2.8 million was spent on corporate information systems. Capital expenditures year-to-date 1996, amounted to approximately $50.7 million. Approximately $11.6 million was spent on renovations and improvements to existing facilities, approximately $8.0 million on equipment purchases and the remaining $31.1 million on new center development.

         Management believes that cash flow generated from operations and borrowings under the $300.0 million Revolving Credit Facility will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures over the next several years, although no assurance can be given that such sources will be sufficient. The capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors, and seasonality of openings. If the Company experiences a lack of working capital, it may reduce its capital expenditures. In the near term, if the Company were to reduce substantially or postpone its capital expenditures, management believes there would be no substantial impact on current operations and it is likely that more cash would be available for working capital needs and debt service. In the long term, if these expenditures were substantially reduced, in management's opinion, its operations and its cash flow would be adversely impacted.

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

FORWARD-LOOKING STATEMENTS

         When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performances and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include Federal and state legislation regarding welfare reform or impacting minimum wage increases, unforeseen changes in occupancy levels, and other risk factors that are discussed from time to time in the Company's SEC reports and other filings, including, the Company's Prospectus dated February 10, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

              None

Item 4.  Submission of Matter to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on February 6, 1997 at which time the following matters were brought before and voted upon by the shareholders:

(a) To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of October 3, 1996 and as amended as of December 27, 1996 between KinderCare and KCLC Acquisition Corp.

                      For           Against      Abstain      Broker Non-Vote
                  ----------      ----------   -----------   ------------------
                  16,440,108        9,751       855,638        642,934

(b) The election of the following to the Board of Directors to serve until the 1997 Annual Meeting of Shareholders or until their respective successors are duly elected or appointed and qualified; provided that, if the Merger Agreement is approved and adopted by the KinderCare stockholders, the directors of the Company immediately after the effective time of the Merger would be as provided for in the Merger Agreement; therefore:
         (i) From February 6, 1997 through February 13, 1997 (the effective time of the Merger), the directors were:

                                              For      Against  Abstain
                                           ----------  -------  -------
                   Sandra W. Scarr, Ph.D.  17,773,359     -     175,072
                   Thomas E. Bronson       17,773,359     -     175,072
                   M. Taylor Dawson, Jr.   17,773,359     -     175,072
                   Jeffrey S. Halis        17,773,359     -     175,072
                   Malcolm T. Hopkins      17,773,359     -     175,072
                   Stephen A. Kaplan       17,773,359     -     175,072
                   Bruce A. Karsh          17,773,359     -     175,072

         (ii) Beginning February 13, 1997, the directors became:

                   David J. Johnson
                   Nils P. Brous
                   Stephen A. Kaplan
                   Henry R. Kravis
                   Clifton S. Robbins
                   George R. Roberts
                   Sandra W. Scarr, Ph.D.

(c) To ratify the selection of KPMG Peat Marwick LLP for fiscal year ending May 31, 1997 as the Company's independent auditors:

                      For            Against         Abstain
                   ----------        -------         -------
                   17,938,122         6,158           4,151

Item 6. Exhibits and reports on Form 8-K

         (a)      Exhibits

***2.1   (a)  Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centeres, Inc. ("KinderCare) and
              KCLC Acquisition Corp. ("KCLC Acquisition") (incorporated by reference to Exhibit 2.1(a) to KinderCare's Form S-4, filed
              January 7, 1997, File no., 333-19345).

         (b) Merger Agreement Amendment dated as of December 27, 1996 between KinderCare and KCLC Acquisitiion (incorporated by reference to Exhibit 2.1(b) to KinerCare's Form S-4, filed Januaray 7, 1997, File no. 333-19345).

***2.2   (a)  Voting Agreement, dated as of October 3, 1996, among KCLC
              Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(a) to KinderCare's Form s-4, filed
              January 7, 1997, File no. 333-19345).

  *2.3 Stockholders' Agreement between KinderCare Learning Centers, Inc. and the stockholders parties thereto. (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  *3.1 Certificate of Merger of KCLC Acquisition Corp. into KinderCare Learning Centers, Inc. (incorporated by reference from Exhibit
         3.1 of Amendment No. 1 to the Registrant's Registration
         Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  *3.2 By-Laws of KinderCare Learning Centers, Inc. (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  *4.1 Indenture dated as of February 13, 1997 between KinderCare Learning Centers, Inc. and Marine Midland Bank, as Trustee. (incorporated by reference from Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no 333-23127).

  *4.2 Form of 9 1/2% Senior Subordinated Note due 2009. (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  *4.3 Form of 9 1/2% Series B Senior Subordinated Noted due 2009. (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  *4.4 Registration Rights Agreement dated February 13, 1997, among KinderCare Learning Centers, Inc., Chase Securities Inc., BT Securities Corporation, Salomon Brothers Inc and Smith Barney Inc. (incorporated by reference from Exhibit ___ of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).


  10.1 Credit Agreement, dated as of February 13, 1997, among KinderCare Learning Centers, Inc., the several lenders from time to tome parties thereto, and the Chase Manhattan Bank as administrative agent, (incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

  10.2 Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition Corp., KLC Associated L.P. and KKR Partners II, L.P., incorporated by reference from Exhibit 10.2 of Amendment
         No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127.

  10.3 Purchase Agreement, dated as of February 13, 1997, among KinderCare Learning Centers, Inc., Chase Securities Inc., BT Securities Corporation, Salomon Brothers, inc. and Smith Barney, Inc., hereby (incorporated by reference from Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File No. 333-23127).

                  Exhibit 27 - Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

                  (i) A report on Form 8-K dated January 3, 1997, announced an Amendment to the Agreement and Plan of Merger with KCLC Acquisition Corp., an affiliate of Kohlberg Kravis Roberts & Co., L.P.

                  (ii) A report on Form 8-K dated February 13, 1997, announced the consummation of the Agreement and Plan of Merger with KCLC Acquisition Corp., an affiliate of Kohlberg Kravis Roberts & Co., L.P..

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                        KINDERCARE LEARNING CENTERS, INC.
                        -------------------------------------------------------
                        (Registrant)



Date: April 21, 1997    /s/ David J. Johnson
                        -------------------------------------------------------
                        David J. Johnson
                        Chairman and Chief Executive Officer



Date: April 21, 1997    /s/ Philip L. Maslowe
                        -------------------------------------------------------
                        Philip L. Maslowe
                        Executive Vice-President and Chief Financial Officer