Form 10-Q/A
period 1997-03-07
KINDERCARE LEARNING CENTERS INC /DE
filed 1997-04-24
CIK 832812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)
     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

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

                                      NONE
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes     X     No
                                            ------       ------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     X     No
                            -------     -------

     The number of shares of Registrant's Common Stock $.01 par value per share, outstanding at April 4, 1997 was 9,368,421.

================================================================================

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
------     -----------------------
2.1        (a)  Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centers, Inc. ("KinderCare") and KCLC
           Acquisition Corp. ("KCLC Acquisition") (incorporated by reference to
           Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File
           no., 333-19345).

           (b)  Merger Agreement Amendment dated as of December 27, 1996 between
           KinderCare and KCLC Acquisition (incorporated by reference to Exhibit
           2.1(b) to KinderCare's Form S-4, filed January 7, 1997, File no.
           333-19345).

2.2        (a)  Voting Agreement, dated as of October 3, 1996, among KCLC
           Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(a) to KinderCare's Form S-4, filed January
           7, 1997, File no. 333-19345).

           (b)  Voting Agreement Amendment dated as of December 27, 1997 among
           KCLC Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(b) to KinderCare's Form S-4, filed
           January 7, 1997, File no. 333-19345).

2.3 Stockholders' Agreement between KinderCare Leaning Centers, Inc. and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to the Registrant's Registration
           Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

3.1        Certificate of Merger of KCLC Acquisition Corp. into KinderCare
           Learning Centers, Inc. (incorporated by reference from Exhibit 3.1 of
           Amendment No. 1 to the Registrant's Registration Statement on Form
           S-4 dated April 9, 1997, File no. 333-23127).

3.2 By-Laws of KinderCare Learning Centers, Inc. (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to the Registrant's
           Registration Statement on Form S-4 dated April 9, 1997, File no.
           333-23127).

4.1        Indenture dated as of February 13, 1997 between KinderCare Leaning
           Centers, Inc. and Marine Midland Bank, as Trustee, (incorporated by reference from Exhibit 4.1 of Amendment No. 1 to the Registrant's
           Registration Statement on Form S-4 dated April 9, 1997, File no.
           333-23127).

4.2 Form of 9 1/2% Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's
           Registration Statement on Form S-4 dated April 9, 1997, File no.
           333-23127).

4.3        Form of 9 1/2% Series B Senior Subordinated Notes due 2009
           (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997,
           File no. 333-23127).

4.4        Registration Rights Agreement dated February 13, 1997, among
           KinderCare Learning Centers, Inc., Chase Securities Inc., BT
           Securities Corporation, Salomon Brothers Inc. and Smith Barney Inc.
           (incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997,
           File no. 333-23127).

                                       21

10.1       Credit Agreement, dated as of February 13, 1997, among KinderCare
           Learning Centers, Inc., the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent, hereby incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997.

10.2       Registration Rights Agreement, dated as of February 13, 1997, among
           KCLC Acquisition Corp., KLC Associates L.P. and KKR Partners II,
           L.P., hereby incorporated by reference from Exhibit 10.2 of Amendment
           No. 1 to the Registrant's Registration Statement on Form S-4 dated
           April 9, 1997.

10.3       Purchase Agreement, dated as of February 13, 1997, among KinderCare
           Learning Centers, Inc., Chase Securities Inc., BT Securities
           Corporation, Salomon Brothers Inc. and Smith Barney Inc., hereby incorporated by reference from Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                        KINDERCARE LEARNING CENTERS, INC.
                        -------------------------------------------------------
                        (Registrant)



Date: April 24, 1997    /s/ David J. Johnson
                        -------------------------------------------------------
                        David J. Johnson
                        Chairman and Chief Executive Officer



Date: April 24, 1997    /s/ Philip L. Maslowe
                        -------------------------------------------------------
                        Philip L. Maslowe
                        Executive Vice-President and Chief Financial Officer