Form 10-K
period 1997-05-30
KINDERCARE LEARNING CENTERS INC /DE
filed 1997-08-28
CIK 832812

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 30, 1997

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's known information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at July 29, 1997 was $182,684,000.

     The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding at July 29, 1997 was 9,368,421.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court. Yes [X] No [ ]

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on November 11, 1997.

================================================================================

                                     PART 1

                                ITEM 1. BUSINESS

General

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company"), founded in 1969, is the largest provider of for-profit preschool educational and child care services in the United States based upon number of centers operated, children served and operating revenues. The Company provides center-based preschool educational and child care services five days a week throughout the year to children between the ages of six weeks and twelve years. At July 25, 1997, the Company operated a total of 1,144 child care centers, of which 728 are owned, 413 are leased and three are operated under management contracts. The centers are located in 38 states in the United States and two centers are located in the United Kingdom. At July 25, 1997, enrollment in all centers was approximately 105,000 full-time and part-time children. The Company's total licensed center capacity, at July 25, 1997, was approximately 143,000 full-time children.

     KinderCare seeks to differentiate its educational and other child care services through its Whole Child Development concept with professionally planned, age-specific educational programs provided in a caring, nurturing and safe environment. This concept includes programs that provide children with activities that support physical, intellectual, emotional and social development. New programs are developed and existing programs are frequently enhanced by the Company's education department, under the leadership of a professional with a Ph.D. in early childhood education.

     The Company operates three types of child care centers - KinderCare community centers, KinderCare At Work(R) centers and Kid's Choice(TM) centers. KinderCare community centers, which comprise approximately 93% of the Company's centers, and KinderCare At Work(R) centers typically provide educational and child care services to children between the ages of six weeks and 12 years. Kid's Choice(TM) centers are for school age children and are provided in separate facilities designed specifically for this age group. The Company has limited the development of its Kids Choice(TM) centers to contracts in progress. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m., although hours vary by location. Children are usually enrolled on a weekly basis for either full-day or half-day sessions and are accepted, where capacity permits, on an hourly basis. The Company's tuition rates vary for children of different ages and by location.

         On October 3, 1996, the Company and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"). Pursuant to the Merger Agreement, on February 13, 1997, KCLC was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, the Partnership owned 7,828,947 shares, or approximately 83.6%, of the Company's common stock outstanding after the Merger.

     The principal executive offices of the Company are presently located at 2400 Presidents Drive, Montgomery, Alabama 36116, and its telephone number is
(334) 277-5090. The Company is in the process of relocating its principal executive offices to Portland, Oregon and expects to complete the relocation in November 1997. The Company's Portland telephone number is (503) 872-1300. The interim address is 825 N.E. Multnomah, Suite 1050, Portland, Oregon 97232. The permanent address will be 600 N.E. Holladay, Suite 1400, Portland, Oregon 97232.

When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include federal and state legislation regarding welfare reform or impending minimum wage increases, unforeseen changes in occupancy levels and other risk factors that are discussed from time to time in the Company's Securities and Exchange Commission ("SEC") reports and other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

Business Strategy

     The Company's objective is to build on its position as the nation's leading preschool educational and child care services provider by offering high quality services in a caring, nurturing and safe environment. To meet this objective, management's business strategy includes the following:

     Accelerate New Center Development and Pursue Selective Acquisitions. The Company plans to expand by accelerating the development of new child care centers in attractive markets and selectively acquiring child care businesses. The Company seeks to identify attractive sites for its centers in large metropolitan and smaller, growth markets that meet the Company's operating and financial goals and where the Company believes the market for child care services will support higher tuition rates than the Company's existing rates.

          In addition to accelerating new center development, the Company may seek to acquire existing child care centers where demographics, operating standards and customer services complement the KinderCare business strategy. Management believes that the Company's competitive position, economies of scale and financial strength will allow it to capitalize on selective acquisition opportunities in the fragmented child care industry.

     Increase Occupancy. The Company plans to increase center occupancy by: (i) enhancing marketing programs targeted to local markets prior to major enrollment periods, (ii) enhancing recruiting, retention and training of staff, and (iii) improving customer retention and loyalty. The Company's marketing activities are currently designed to increase new enrollments primarily through local marketing efforts, including direct mail solicitation, telephone directory yellow pages and customer referrals. See "---Marketing, Advertising and Promotions." These methods communicate to parents the Company's commitment to quality preschool education and child care by emphasizing KinderCare's nurturing environment, educational programs, quality staff and excellent facilities and equipment. Moreover, in late fiscal year 1997, the Company began implementation of an automated consumer inquiry tracking system to provide efficient responses to inquiries from potential customers and began development of a comprehensive and useable consumer database.

     Because a high quality teaching and administrative staff is a key factor in maintaining and increasing center occupancy, the Company emphasizes recruiting and retaining qualified center personnel. KinderCare's recruiting process seeks to identify high quality candidates for its teaching, center director and area manager positions. Additionally, the Company rewards center directors and area managers through an annual bonus program which is based on center operating profit performance.

     The Company also strives to increase occupancy by improving its customers' retention and loyalty by strengthening its current parents' emotional commitment to KinderCare. During fiscal year 1997, the Company initiated parent orientation meetings at centers during the fall enrollment season, introduced organized parent involvement programs and parent advisory forums and began conducting ongoing market research on customer satisfaction. The Company believes that retention and loyalty will be enhanced by a renewed focus on quality and consistency in its centers.

     Enhance Educational Programs and Quality of Services. The Company continually evaluates and strives to improve the quality of its preschool educational and child care services. KinderCare has invested significant resources in formulating a proprietary educational program, maintaining safe and up-to-date facilities and hiring, training and retaining high quality employees. The Company plans to continue to test and implement innovative services and offerings, such as its new continuous curriculum for infants and toddlers called Welcome To Learning(TM) and its new program for school-aged children called KC Imagination Highway(R), which encourages children to engage in meaningful, purposeful, long-lasting projects that require an active imagination. The Company also plans to continue encouraging its centers to become accredited by the National Association for the Education of Young Children, a national organization that has established comprehensive criteria for providing quality child care and has implemented a formal, though voluntary, child care center accreditation process.

     Improve Operational Effectiveness. In May 1997, the Company began to implement several organizational changes, including the addition of 22 area managers to reduce the span of control of field management and, thereby, provide more support and supervision to centers. The Company also created regional human resource manager and controller positions to provide more effective support for field operations.

     The Company plans to continue to improve its operating performance primarily by reducing center labor costs through improved staff scheduling. The Company also plans to continue to leverage its economies of scale and purchasing power.

     Investment in Facilities. The Company plans to invest in a renovation program designed to bring all centers to a standard for physical plant and equipment over the next three to four years. The Company also plans to improve the delivery of required maintenance services to its centers.

     Capitalize on KinderCare's Strong Brand Identity. KinderCare's strong brand identity plays a significant role in the Company's continued growth of its preschool education and child care business, as management believes that, among other benefits, this factor contributes to higher enrollment for new child care centers. Furthermore, management believes there are opportunities to leverage the Company's brand identity. Possibilities include licensing of the KinderCare name for educational materials, clothes, toys and other consumer products, as well as potential brand extensions into other forms of educational or child care services, such as the operation of primary and private schools.

Educational Programs

     The Company's educational programs are designed to provide opportunities for the development of the whole child, as embraced in the Company's slogan, The Whole Child Is The Whole Idea(R). The child-centered environment consists of classrooms that have been designed and furnished to meet the creative and developmental needs of young children. Classrooms encourage children to explore and learn at their own pace. The schedule of activities provides for quiet, active, group and individual participation with opportunities for outdoor play or specially designed Playscapes. The Company's age-specific programs offer a wide variety of curriculum activities based upon monthly topics and weekly themes such as transportation, seasons, colors, numbers, pets, safety, shapes and sizes.

     Each KinderCare center is designed to function as a neighborhood operation where the center director has the necessary autonomy to tailor the programs to the needs of the local community. The Company emphasizes selection of staff who are responsive to children and each teacher is given the opportunity, training and resources to plan active and creative programs. Opportunity for professional growth is available through company-wide training programs, the Certification of Excellence Program (a professional development program established by the Company) and tuition reimbursement for employment-related college course work or course work in connection with obtaining a Child Development Associate certificate. The Company also maintains an Education and Training Department in its corporate headquarters. This department is led by a professional with a Ph.D in early childhood education and is staffed by curriculum specialists.

     KinderCare's new program for infants and toddlers, Welcome To Learning(TM), is a continuous curriculum designed for children six weeks to thirty-six months and encourages children to learn with age and stage appropriate learning environments and activities. The new program replaces KinderCare's infant care program, Look At Me(R) and Let Me Do It(R). Welcome To Learning(TM), Level I is designed for infants (ages six weeks through fifteen months) and Level II is designed for toddlers (ages twelve months to thirty-six months). Welcome To Learning(TM) is built upon four important components which provide the foundation or cornerstones of the new program: environment, interactions, parent involvement and developmental activities. Welcome To Learning(TM) involves parents in many ways including the daily My Day form, weekly and monthly parent activities and Welcome To Learning(TM) for Parents--a combination resource book, baby book and diary designed just for them.

     The Company has two preschool programs suitable for multi-age groups (ages three to five years). My Window On The World(R) is designed to encourage inquisitive children to discover questions and formulate answers using the world of nature. KinderCare utilizes Your Big Backyard, the National Wildlife Federation's magazine for preschoolers, as a resource for this program. Through this program, children learn expression through art, dramatic play, science, table games, books and music, as well as important language, literacy and math skills. The Company's Once Upon A Time...(TM) program based on children's literature, both classic and modern, is the second preschool program. The concepts developed in the stories provide a foundation for learning math relationships, colors and shapes, language and literacy skills, comparisons, social awareness, fine-motor skills and creative expression.

     Approximately two-thirds of the Company's centers have a Kindergarten at KinderCare program where children learn through play, as well as activities and experiences that are hands-on and sensory in nature. Children participate primarily in small group instruction and carefully designed free exploration activities that promote specific skills. Language arts, math, science, physical education, fine arts and music, health and safety and social studies are all curriculum components of the nationally recognized curriculum that supports Kindergarten at KinderCare, developed by Development Learning Materials, a division of Science Research Associates, Inc.

     The Company's KC Imagination Highway(R) program is designed to meet the needs of school-aged children. Because six to twelve-year-olds spend most of their school day sitting at desks and tables engaged in relatively quiet, traditional academic activities, the program is designed to include a number of stimulating and challenging activities and projects, ranging from loud and active to quiet, thoughtful and social. The foundation of this program is based upon group or individual involvement in projects. The goal is for children to use their imaginations to complete projects and present a culminating event or finale to parents.

Tuition

     The Company determines tuition charges based upon a number of factors including age of child, full or part-time attendance, location and competition. Tuition is generally collected on a weekly basis in advance, and tuition rates are generally adjusted company-wide in the first week of November each year. For the fiscal years ended May 30, 1997 and May 31, 1996, the Company's weighted average weekly tuition rate was $103 and $101, respectively.

Seasonality

     New enrollments are generally highest in September and January. Enrollment generally decreases 5% to 10% during holiday periods and summer months.

Marketing, Advertising and Promotions

     Management believes that its national presence and reputation for high quality preschool educational and child care services have created valuable and strong name recognition and parent loyalty. In an industry where personal trust and word-of-mouth referrals play a key role in attracting new customers, the Company believes that its reputation and strong name recognition are important competitive advantages.

     The Company intends to continue its marketing efforts through various promotional activities and customer retention and customer referral programs. Having implemented a lower cost marketing program in fiscal year 1997, in part by discontinuing national television advertising, the fall enrollment period in fiscal year 1998 will be supported by a direct mail and local merchandising campaign, as well as national magazine advertisements and radio advertisements in select markets. When new centers are opened, they receive the benefit of pre-opening direct mail support as well as local public relations support and newspaper advertisements. Every new center hosts an open house and provides for center tours where parents have opportunities to talk with staff, visit classrooms and play with educational toys and computers. Other aspects of the marketing programs offered by each KinderCare center include morning coffee for parents, periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. Moreover, the Company sponsors a referral program under which parents receive free tuition for a week for every new customer referral that leads to a new enrollment and a new program for the 1997 fall season under which parents can give a free week to a newly referred customer.

     Center directors and staff also are trained to market to parents via telephone, local speaking engagements and interaction with local regulatory agencies that may then refer potential customers to the Company. A telephone inquiry tracking system is employed and center tours and "meet the teachers" events are held periodically. New parent orientation meetings are held in the fall at which center directors and staff explain educational and development programs as well as policies and procedures. In addition, the Company has established parent programs in centers to involve parents in center activities and events. At these events, the Company is able to build a high awareness of the center in the local community. In addition, each center has a five to seven member parent forum which functions as a sounding board for new ideas.

Site Selection

     The Company seeks to identify attractive new sites for its centers in large, metropolitan markets and smaller, growth markets that meet the Company's operating and financial goals and where the Company believes the market for child care services will support higher tuition rates than the Company's existing rates. The Company's real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development. These studies include analyses of existing center areas, competitors, tuition pricing and demographic and marketplace data. Population, age, household income, employment levels, growth, land prices and development costs are all considered, as well as long-term growth opportunities for that market. In addition, the Company reviews state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing requirements and probability of receiving the necessary approvals to construct and operate a new child care center. The Company may identify several new specific areas from each broader geographical market study.

     KinderCare makes location decisions for new centers based upon a detailed site analysis that includes feasibility and demographic studies, as well as comprehensive financial modeling. Within a prospective specific area, the Company often analyzes several alternative sites. Each potential site is evaluated against the Company's standards for location, convenience, visibility, traffic patterns, size, layout, affordability and functionality, as well as potential competition. The real estate and development staff, working closely with operations, marketing and financial personnel, aims to open new centers with the highest achievable occupancy and profitability levels.

Employer-Sponsored Child Care Services

     The Company organized its employer-sponsored child care services, referred to as KinderCare At Work(R), to offer businesses, universities and hospitals alternatives for providing on-site/near-site child care. These alternatives include developing and operating on-site/near-site centers, managing drop-in/back-up care centers and operating employers' on-site centers through management contracts.

     At July 25, 1997, the Company operated 38 on-site/near-site employer-sponsored child centers for corporations such as Delco Electronics Corp., Fred Meyer, Inc., Lego Systems, Inc., The Walt Disney Company, Inc. and several universities and hospitals. Of the 38 on-site/near-site centers, 35 are Company-owned or leased, with three operated by the Company under management fee contracts. The management contracts for KinderCare At Work(R) centers generally provide for a three-to-five-year initial period with renewal options ranging from two to five years. The Company's compensation under such agreements is generally based on a fixed fee with annual escalations. One KinderCare At Work(R) center was opened in fiscal year 1997.

Human Resources

     Currently, the Company's center operations are organized into four regions and 53 areas reporting to a vice president of operations. The Company is currently adding 22 area manager positions and additional regional support personnel to support field management's focus on quality.

     Individual centers are managed by a director and an assistant director. All center directors participate in periodic training programs or meetings and must comply with applicable state and local licensing regulations. All center teachers and other nonmanagement staff are required to attend an initial half-day training session prior to beginning work and to complete a six week on-the-job basic training program. Additionally, the Company has developed and implemented extensive training programs to certify personnel as teachers of various age groups in accordance with the Company's internal standards and in connection with its age-specific educational programs.

     Due to high employee turnover rates in the child care industry in general, the Company focuses on and emphasizes recruiting and retaining qualified personnel. The turnover of personnel experienced by the Company results in part from the fact that a significant portion of the Company's employees earn entry-level wages and are part-time employees. Management believes, however, that the turnover of the Company's employees is in line with other companies in the industry. Corporate Human Resources monitors salaries and benefits for competitiveness. The Company plans to develop an assessment program which will aid in identification of high quality area manager and center director candidates.

     The Company strives to ensure the care and safety of the children enrolled in its centers. Extensive precautions are taken to ensure the safety and well-being of all children; however, a small number of incidents of alleged child abuse have been reported. It is the Company's policy to report any allegation of abuse to the appropriate authorities, to investigate all allegations of abuse, and, if appropriate, to place any accused employee on administrative leave pending resolution of the incident. Although no assurances can be made that allegations of abuse will not occur in the future, the Company's procedures are designed to prevent child abuse and the Company has not historically experienced a material adverse impact from allegations of child abuse.

Competition

     The U.S. child care and preschool education industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and child care centers, some of which are nonprofit (including church-affiliated centers), providers of services that operate out of their homes and other for-profit companies which may operate a number of centers. Many church-affiliated and other local nonprofit nursery schools and child care centers have no or lower rental costs than the Company and may receive donations or other funding to cover operating expenses. Consequently, tuition rates at these facilities are commonly less than the Company's rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulation as the Company's centers.

     The Company's competition also consists of other large, national, for-profit child care companies that may have more aggressive tuition discounting and other pricing policies than the Company. The Company competes by offering professionally planned educational and recreational programs, contemporary, well-equipped facilities, trained teachers and supervisory personnel and a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in the Company's before and after-school program between the Company's child care centers and schools.

Employees

     At July 25, 1997, the Company employed approximately 22,400 persons, of whom 270 were employed at corporate headquarters, 170 were regional or area managers and support personnel and the remainder were employed at the centers. Center employees include center directors; assistant directors; regular full-time and part-time teachers; temporary and substitute teachers; teachers' aides and non-teaching staff, including cooks and van drivers. Approximately 10% of the 22,400 employees, including all management and supervisory personnel are salaried, all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

Governmental Laws and Regulation

     Child care centers are subject to numerous state and local regulations and licensing requirements and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate. The Company believes that its operations are in substantial compliance with all material regulations applicable to its business.

     There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code of 1986, as amended (the "Code"), provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code. During fiscal year 1997, approximately 13% of the Company's net operating revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although, under new legislation signed by President Clinton in August 1996, additional funding for child care will be available for low income families as part of welfare reform, no assurance can be given that the Company will benefit from any such additional funding.

     The Federal Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January, 1992 and as to employment in July, 1992. Since effectiveness of the Disabilities Act, the Company has not experienced any material adverse impact as a result of the legislation.

Insurance

     The Company's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability and a medical payment program for accidents which applies to each child enrolled in a Company center. The policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retention. Special insurance is sometimes obtained with respect to specific hazards, when and if deemed appropriate and available at reasonable cost. At July 25, 1997, the Company had approximately $7.5 million of letters of credit available to secure its obligations under retrospective and self-insurance programs. There is no assurance that claims in excess of, or not included within, the Company's coverage will not be asserted, the effect of which could have an adverse effect on the Company.

Communication and Information Systems

     The Company has a fully automated information, communication and financial reporting system for its centers. The system uses personal computers and links every center and regional office to the corporate headquarters. This system provides timely information on such items as weekly revenues, expenses, enrollments, attendance, payroll and staff hours. The Company is also updating its financial reporting and human resources systems to provide more comprehensive and timely information throughout the Company.

     The Company also seeks to improve its operating efficiencies by continually reviewing the effectiveness and coverage of its support services and providing management with more timely information through its nationwide communications network and its automated information systems. The Company employs company-wide e-mail and on-line inquiry for all managers.

     KinderCare has also expanded its nationwide network to include the Internet and company-wide Intranet applications. Through the use of Netscape Navigator(R) software, the Company's intranet, called "KinderNet," allows center directors to have immediate access to corporate information and provides center directors with the ability to distribute reports and questionnaires, update databases and revise center listings on a daily basis. The Company believes that the sophistication and scope of its communications network and information system makes its system one of the more advanced in the child care industry and enables it to improve further the efficiency and quality of child care and enhance the educational experience of KinderCare students.

Trademarks

     The Company has various registered and unregistered trademarks covering the name KinderCare, its schoolhouse logo, and a number of other names, slogans and designs, including, but not limited to: KinderCare At Work(R), My Window On The World(R), Helping America's Busiest Families(R), Look At Me(R), Let Me Do It(R), Let's Move, Let's Play(R), Small Talk(R), The Whole Child Is The Whole Idea(R), Once Upon A Time...(TM), Kid's Choice(TM), KC Imagination Highway(R), Playscapes At KinderCare(R) and Welcome To

Learning(TM). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. In addition, the Company has registered various trademarks in certain other countries, including Canada, Germany, Japan, the Peoples Republic of China and the United Kingdom. The Company believes that its name and logo are important to its operations and intends to continue to renew the trademark registrations thereof.

                               ITEM 2. PROPERTIES

     The Company's home office is presently located in Montgomery, Alabama, in a 68,000 square foot building owned by the Company. The Company is in the process of relocating its corporate headquarters to Portland, Oregon.

     The Company currently expects to sell its Montgomery headquarters building following relocation of its headquarters functions. The Company has entered into a 10-year lease of approximately 70,000 square feet of office space currently under construction in Portland, Oregon. The lease term will run from the date of occupancy, currently expected to be early November 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent. At July 25, 1997, the Company owned 728 of its operating child care centers, leased or subleased 413 operating child care centers and operated three child care centers under management contracts. The Company owns or leases certain other child care centers which have not yet been opened or which are being held for disposition. In addition, the Company owns certain real property held for future development of centers.

     A typical KinderCare community center is a one-story, air-conditioned building located on approximately one acre of land (larger capacity centers are situated on parcels ranging from one to four acres of land) constructed in accordance with model designs generally developed by the Company. The community centers contain open classroom and play areas and complete kitchen and bathroom facilities and can accommodate from 130 to 280 children, with most centers able to accommodate 90 to 135 children. Over the past few years, the Company opened community centers that are larger in size with a capacity ranging from 165 to 280 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and vehicles used for field trips and transporting children enrolled in the Company's after-school program. All KinderCare community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides child care programs individualized for each corporate sponsor. Facilities are on or near the corporate sponsor's site and range in capacity from 80 to 220 children. Kid's Choice(TM) centers contain homework, computer and game rooms and are able to accommodate from 75 to 180 children. Each provides school-age children with areas to perform activities of interest to them.

     The KinderCare community, KinderCare At Work(R) and Kid's Choice(TM) centers operated by the Company at July 25, 1997 were located as follows:

                                                             Kids
                          Community     KinderCare At     Choice(TM)
 Location                  Centers     Work(R) Centers     Centers        Total
 ---------------------    ---------    ---------------    ---------     ---------
 Alabama                       11             --               1             12
 Arizona                       16              2              --             18
 Arkansas                       4             --              --              4
 California                    92             --               2             94
 Colorado                      24             --               1             25
 Connecticut                   13              2              --             15
 Delaware                       5             --              --              5
 Florida                       67              6               2             35
 Georgia                       37             --               2             39
 Illinois                      73              3               8             84
 Indiana                       26              1               1             28
 Iowa                           7              2               1             10
 Kansas                        18             --              --             18
 Kentucky                      13              1               1             15
 Louisiana                     13              2              --             15
 Maryland                      23             --               1             24
 Massachusetts                 17             --              --             17
 Michigan                      32              2               1             35
 Minnesota                     31             --               1             32
 Mississippi                    4             --              --              4
 Missouri                      48             --              --             48
 Nebraska                      10              1              --             11
 Nevada                        10             --              --             10
 New Jersey                    29              4              --             33
 New Mexico                     7             --              --              7
 New York                       2              1              --              3
 North Carolina                33             --               2             35
 Ohio                          56              3               6             65
 Oklahoma                      10             --              --             10
 Oregon                        13              3              --             16
 Pennsylvania                  41             --              --             41
 Rhode Island                  --              1              --              1
 Tennessee                     27              1               2             30
 Texas                        121              1               7            129
 Utah                           6              1              --              7
 Virginia                      52             --               2             54
 Washington                    47             --               2             49
 Wisconsin                     23              1              --             24

 United Kingdom                 2             --              --              2
                          ---------    ---------------    ---------     ---------
  Total                     1,063             38              43          1,144
                          =========    ===============    =========     =========

     Subsequent to January 1, 1993, the Company renegotiated approximately 70 leases related to under-performing centers in order to amend the terms and allow the Company to terminate these leases at any time with minimal notice. In connection with the termination option, the Company, in certain instances, prepaid rent totaling approximately $3.2 million. Such amounts are being amortized over the termination period or over the appropriate remaining months of the lease period. Commitments under these amended leases totaled approximately $16.8 million over the original lease terms. Upon giving the landlord termination notice of at least six months, the amendments provide that the Company would be permitted to utilize the facilities for the final six-month period rent-free, as well as relieve itself of all future commitments remaining under the lease. At July 25, 1997, the Company has elected to close 34 of these centers and the remaining unamortized prepaid balance is $2.3 million.

     The Company utilizes a centralized maintenance program to ensure consistent high-quality maintenance of its facilities located across the country. The department's maintenance technicians, each with a van stocked with spare parts, handle routine and preventative maintenance functions through the central telephone dispatch and systematic checklist system. Each technician is responsible for the support of approximately 25 centers. A level of supervision also has been added to provide guidance and additional technical support to the technicians. Specific geographic areas are supervised by four regional directors and nine facility managers, each of whom manages between three and eight technicians.

     The Company plans to undertake a renovation program to ensure that all of its centers meet specified standards to be established by the Company. The Company anticipates that it will take three to four years to complete this planned renovation. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated future needs.

                            ITEM 3. LEGAL PROCEEDINGS

     The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of business, including suits alleging child abuse. In certain of such actions, plaintiffs request damages that are covered by insurance. The Company believes that none of the claims or suits of which it is aware will materially affect its financial position, operating results or cash flows, although absolute assurance cannot be given with respect to the ultimate outcome of any such actions.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions with the Company and employment history of each of the executive officers of the Company, together with certain other key personnel:

                                                                                                 Year First
                                                                                                  Elected
                                                                                                Director or
Name                          Age    Position with Company                                        Officer
----                          ---    ---------------------                                      -----------
David J. Johnson               51    Chief Executive Officer and Chairman of the Board              1997
Beth A. Ugoretz                42    Executive Vice President, Corporate Services                   1997
Bruce Walters                  40    Senior Vice President and Chief Development Officer            1997
Edward L. Brewington           54    Vice President, Human Resources                                1997
Robert H. Fries                48    Vice President, Treasurer                                      1996
Marcia P. Guddemi, Ph.D.       44    Vice President, Education, Research and Training               1991
Mark F. Hoffmann               33    Vice President, Real Estate                                    1996
S. Wray Hutchinson             36    Vice President, Operations                                     1996
Dan R. Jackson                 43    Vice President, Financial Controls and Planning                1997
Eva M. Kripalani               38    Vice President, General Counsel and Secretary                  1997
Bobby J. Willey                56    Vice President, Information Services                           1995

     Mr. Johnson joined the Company as Chief Executive Officer and Chairman in February 1997. Between September 1991 and November 1996, Mr. Johnson served as President, Chief Executive Officer and Chairman of the Board of Red Lion Hotels, Inc. (formerly a KKR affiliate) or its predecessor. From 1989 to September 1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and Chief Executive Officer of Cal Gas Corporation, a principal subsidiary of Dillingham Holdings.

     Ms. Ugoretz joined the Company as Executive Vice President of Corporate Services in March 1997. Ms. Ugoretz served as Senior Vice President, General Counsel and Secretary of Red Lion Hotels, Inc. or its predecessor from June 1993 to December 1996. Prior to that time, Ms. Ugoretz was a partner with the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1983.

     Mr. Walters joined the Company as Senior Vice President and Chief Development Officer in July 1997. From June 1995 to February 1997, Mr. Walters served as the Executive Vice President of Store Development for Hollywood Entertainment Corporation in Portland, Oregon. Prior to that time, Mr. Walters spent 14 years with McDonald's Corporation in various domestic and international development positions.

     Mr. Brewington joined the Company as Vice President of Human Resources in April 1997. From June 1993 to April 1997 Mr. Brewington was with Times Mirror Training Group where his last position held was Vice President, Human Resources. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     Mr. Fries was promoted to Vice President and Treasurer in April 1996. Mr. Fries began his employment with the Company in March 1994 as Assistant Treasurer, Debt and Income Taxes and Assistant Secretary. Prior to joining KinderCare, Mr. Fries served as Director of Taxes for Blount, Inc. from 1986 until 1994.

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

     Mr. Hutchinson was promoted to Vice President of Operations in April 1996. He began his employment with the Company in 1992 as a District Manager in New Jersey and was later promoted to Region Manager for the Chicago area. From 1990 until 1992, Mr. Hutchinson was self-employed.

     Mr. Jackson joined the Company in February 1997 as Vice President of Financial Controls and Planning. Prior to that time, Mr. Jackson served as Vice President Controller for Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

     Ms. Kripalani joined the Company as Vice President, General Counsel and Secretary in July 1997. Prior to joining the Company, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

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

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCK HOLDER MATTERS

Price Range of Common Stock

     Until February 13, 1997, the date of the Merger, the common stock traded on the Nasdaq National Market System under the symbol KCLC. Following the Merger, the common stock was delisted from the Nasdaq National Market System and thereafter has been traded only in the over-the-counter market under the symbol KDCR. The following table sets forth, for the fiscal periods indicated, the high and low sales prices, rounded to the nearest eighth, reported by the Nasdaq National Market System with respect to sales of the common stock prior to February 13, 1997:

                                                                Common Stock
                                                         ---------------------------
                                                            High               Low
                                                         -----------       ---------
Fiscal year ended May 30, 1997
     First Quarter                                       $  15 11/16       $  13 7/8
     Second Quarter                                         20                15 1/4
     Third Quarter (through February 13, 1997)              20                18 1/8

Fiscal year ended May 31, 1996
     First Quarter                                       $  14 5/8         $  12 1/4
     Second Quarter                                         14 1/4            11 3/4
     Third Quarter                                          13 3/8            11 3/4
     Fourth Quarter                                         15 2/5            12 1/4

      Since February 13, 1997, the Company's common stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol KDCR. The market for the Company's common stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the common stock as reported by a market maker for the Company's common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Company's common stock will be maintained at their present levels.

                                                            Common Stock
                                                    -----------------------------
                                                      High Bid          Low Bid
                                                    ------------     ------------
Fiscal year ended May 30, 1997
     February 13, 1997 to March 7, 1997                $ 19              $ 19
     Fourth Quarter                                      N/A*              N/A*

* The Company was unable to identify any trades in the common stock in the over-the counter market during this period.

Approximate Number of Security Holders

     At July 25, 1997, there were approximately 80 holders of record of the Company's common stock. All warrants outstanding prior to the Merger were cancelled and converted into the right to receive an amount in cash determined as specified in the Merger Agreement at the effective time of the Merger.

Dividend Policy

     During the past three fiscal years, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company currently intends to retain earnings of the Company for operations and does not anticipate paying cash dividends on the common stock in the foreseeable future. Further, the 9-1/2% senior subordinated notes due 2009 and the credit facilities entered into by the Company in connection with the Merger restrict any payment of dividends.

                    ITEM 6. SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for the Company. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the information set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The consolidated statement of operations for the year ended May 28, 1993 is presented for comparison to the fiscal years ended May 30, 1997, May 31, 1996, June 2, 1995 and June 3, 1994 to reflect the Company's change in fiscal year. On November 10, 1992, the Company filed a pre-arranged petition under Chapter 11 of the United States Bankruptcy Code. On March 31, 1993 the Company emerged from bankruptcy pursuant to its plan of reorganization. Due to the implementation on April 2, 1993 of fresh start reporting in accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the consolidated statement of operations for the year ended May 28, 1993 includes both pre- and post-bankruptcy amounts, and is therefore not comparable to the other periods presented.

     The consolidated balance sheet data for the Company at May 30, 1997, May 31, 1996, June 2, 1995, June 3, 1994 and May 28, 1993 and the consolidated statements of operations data for the fiscal years ended May 30, 1997, May 31, 1996, June 2, 1995, June 3, 1994 and the eight weeks ended May 28, 1993, after giving effect to the Company's plan of reorganization, pursuant to which it emerged from bankruptcy on March 31, 1993, are not comparable to the historical financial condition or results of operations of the Company prior to the plan of reorganization.

            Selected Historical Consolidated Financial and Other Data
               KinderCare Learning Centers, Inc. and Subsidiaries
   (Dollars in thousands, except per share amounts and child care center data)

                                                                    Post-Confirmation
                                           ------------------------------------------------------------------------
                                                             Fiscal Year Ended
                                           ---------------------------------------------------------   Eight Weeks
                                                                                        June 3, 1994      Ended
                                           May 30, 1997   May 31, 1996   June 2, 1995    (53 Weeks)    May 28, 1993
                                           ------------------------------------------------------------------------
Statement of Operations Data (b):
Operating revenues, net                      $  563,135     $  541,264     $  506,505     $  488,726     $   72,612
Operating expenses, exclusive of
   recapitalization expenses,
   restructuring and other
   charges (income), net                        515,481        488,071        456,607        441,560         68,609
Recapitalization expenses (d)                    17,277             --             --             --             --
Restructuring and other charges
   (income), net (e)                             10,275          1,484           (888)            --             --
                                           ------------------------------------------------------------------------
Operating income (loss)                          20,102         51,709         50,786         47,166          4,003
Net investment income                               232            250          2,635          3,176            140
Interest expense                                 22,394         16,727         17,318         17,675          3,253
Reorganization items                                 --             --             --             --             --
                                           ------------------------------------------------------------------------
Income (loss) before taxes and
   extraordinary items                           (2,060)        35,232         36,103         32,667            890
Income tax expense (benefit)                      3,375         13,549         14,037         12,837            273
                                           ------------------------------------------------------------------------
Income (loss) before extraordinary items         (5,435)        21,683         22,066         19,830            617
Extraordinary items, net of income taxes         (7,532)(h)         --             --         (2,397)(h)         --
                                           ------------------------------------------------------------------------
Net income (loss)                            $  (12,967)    $   21,683     $   22,066     $   17,433     $      617
                                           ========================================================================

Earnings (loss) per share (b):
Primary - Income (loss) before
   extraordinary  item, net                  $    (0.33)    $     1.10     $     1.07     $     0.97     $     0.03
   Extraordinary item, net                        (0.46)            --             --          (0.12)            --
                                           ------------------------------------------------------------------------
   Net income (loss)                         $    (0.79)    $     1.10     $     1.07     $     0.85     $     0.03
                                           ========================================================================
Fully diluted - Net income (loss)                           $     1.05
                                                          ===============

Other Financial Data (b):
EBITDA (j)                                   $   47,055     $   85,931     $   81,492     $   73,093     $    8,373
Adjusted EBITDA (j)                              81,907(k)      87,165(k)      77,969         72,314          8,233
Adjusted EBITDA margin                            14.5%          16.1%          15.4%          14.8%          11.3%
Capital expenditures                         $   43,748     $   67,304     $   74,376     $   35,710     $    5,839

Child Care Center Data (b):
Number of centers at end of period                1,144          1,148          1,137          1,132          1,166
Center licensed capacity at end of
   period                                       143,000        141,000            N/C(1)         N/C(1)         N/C(1)
Occupancy (m)                                       70%            70%            N/C(1)         N/C(1)         N/C(1)
Average tuition rate (n)                     $      103     $      101            N/C(1)         N/C(1)         N/C(1)

Balance Sheet Data (at end of period) (b):
Total assets                                 $  569,878     $  527,476(o)  $  503,274(o)  $  458,920(o)  $  459,388(o)
Total debt (p)                                  394,889        146,617        160,394        178,692        218,037
Shareholders' equity                             27,707(q)     262,435(o)     241,216(o)     203,882(o)     176,464(o)


 See accompanying notes to selected historical consolidated financial and other data.

       Selected Historical Consolidated Financial and Other Data, cont'd.
               KinderCare Learning Centers, Inc. and Subsidiaries
   (Dollars in thousands, except per share amounts and child care center data)

                                                        Pre-Confirmation
                                           ------------------------------------------
                                                            Thirteen     Fiscal Year
                                            Year Ended     Weeks Ended       Ended
                                              May 28,        April 2,      January 1,
                                              1993(a)        1993(a)       1993(a)
                                           ------------   ------------   ------------
Statement of Operations Data (b):
Operating revenues, net                      $  447,243     $  114,705     $  437,203
Operating expenses, exclusive of
   recapitalization expenses,
   restructuring and other
   charges (income), net                        423,841        104,675        413,800(c)
Recapitalization expenses (d)                        --             --             --
Restructuring and other charges
   (income), net (e)                                 --             --             --
                                           ------------------------------------------
Operating income (loss)                          23,402         10,030         23,403
Net investment income                             8,686          3,309          5,908
Interest expense                                 24,709(f)         692(f)      38,400(f)
Reorganization items                            103,483(g)     101,604(g)       1,879
                                           ------------------------------------------
Income (loss) before taxes and
   extraordinary items                          (96,104)       (88,957)       (10,968)
Income tax expense (benefit)                       (216)           404           (246)
                                           ------------------------------------------
Income (loss) before extraordinary items        (95,888)       (89,361)       (10,722)
Extraordinary items, net of income taxes        157,573(i)     157,573(i)          --
                                           ------------------------------------------
Net income(loss)                             $   61,685     $   68,212     $  (10,722)
                                           ==========================================

Earnings (loss) per share (b):
Primary - Income (loss) before
   extraordinary  item, net                         N/A(a)  $    (1.71)    $    (0.21)
   Extraordinary item, net                          N/A(a)        3.01             --
                                           ------------------------------------------
   Net income (loss)                                N/A(a)  $     1.30     $    (0.21)
                                           ==========================================
Fully diluted - Net income (loss)

Other Financial Data (b):
EBITDA (j)                                   $  114,175     $   76,173     $   54,281
Adjusted EBITDA (j)                              51,399         16,895         50,252
Adjusted EBITDA margin                            11.5%          14.7%          11.5%
Capital expenditures                             38,112          5,927         34,498

Child Care Center Data (b):
Number of centers at end of period                1,166          1,166               1,196
Center licensed capacity at end of period           N/C(1)          N/C(1)              N/C(1)
Occupancy (m)                                       N/C(1)          N/C(1)              N/C(1)
Average tuition rate (n)                            N/C(1)          N/C(1)              N/C(1)


Balance Sheet Data (at end of period) (b):
Total assets                                 $  459,388(o)
Total debt (p)                                  218,037
Shareholders' equity                            176,464(o)




See accompanying notes to selected historical consolidated financial and other data.

                    Notes to Selected Historical Consolidated
                            Financial and Other Data

(a) Due to the implementation of fresh start reporting, the consolidated financial statements of the Company after April 2, 1993 are not comparable in all material respects to any financial statements prior to that time and the operating results for the year ended May 28, 1993 include both pre- and post-bankruptcy amounts. Additionally, the presentation of historical earnings per share information for periods including both pre- and post-bankruptcy amounts are not meaningful. Primary earnings (loss) per share data on a pro-forma basis, assuming 20,000,000 shares of new common stock (issued at April 2, 1993, the effective time of the plan of reorganization) had been outstanding since the beginning of the year ended May 28, 1993 would be as follows:

             Loss before extraordinary item, net       $(4.79)
             Extraordinary item, net                     7.87
                                                       ------
             Net income                                $ 3.08
                                                       ======

(b)  The Company's fiscal year ends on the Friday closest to May 31.

(c) In fiscal year 1992, $4.0 million of the 1990 closed center reserves were recaptured which reduced operating expenses. In addition, debt restructuring costs incurred in connection with the Company's efforts to reorganize its debt prior to filing for Chapter 11 on November 10, 1992 of $5.3 million are included in operating expenses for fiscal year 1992.

(d) In fiscal year 1997, the Company incurred non-recurring recapitalization costs in order to fund the transactions contemplated by the Merger.

(e) Restructuring and other charges (income), net, include restructuring charges of $3.4 million and $6.5 million in fiscal years 1997 and 1996, respectively, losses on asset impairments of $6.9 million and $6.3 million in fiscal years 1997 and 1996, respectively, gains on litigation settlements of $(1.5) million, $(11.3) million and $(0.9) million in fiscal years 1997, 1996 and 1995, respectively, and charges of $1.5 million to write-off certain assets in fiscal year 1997.

(f) During the Chapter 11 petition from November 10, 1992 through March 31, 1993, the Company did not pay or accrue interest on approximately $356.5 million of debt obligations classified as liabilities subject to settlement under reorganization proceedings.

(g) Reorganization items for the year ended May 28, 1993 and the 13 weeks ended April 2, 1993 include $97.7 million of net adjustments to state assets and liabilities at fair value in connection with the adoption of fresh start reporting.

(h) In fiscal years 1994 and 1997, the Company retired debt prior to maturity, the losses on which were recorded as extraordinary items.

(i) In connection with the Company's emergence from bankruptcy in fiscal year 1993, the value of cash distributed, new debt and equity securities issued and liabilities assumed was $157.6 million less than the allowed claims of $457.6 million and the resulting gain was recorded as an extraordinary item.

(j) "EBITDA" represents earnings before interest expense, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA exclusive of recapitalization expenses, restructuring and other charges (income), net, investment income and extraordinary items. Neither EBITDA nor Adjusted EBITDA is intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA is presented because the Company believes that Adjusted EBITDA represents a more consistent financial indicator of the Company's ability to service its debt.

(k) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(l) Prior to June 3, 1995, the Company utilized average occupancy and the three year old tuition rate to measure performance. Average occupancy was defined as actual operating revenues for the respective period divided by the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for full-time, three-year-old students for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five full days during one week. The three-year-old tuition rate represented an approximate average of all tuition rates at each center. The child care center data utilized in prior fiscal years to measure performance is as follows:

                                                Fiscal Year Ended
                                   ---------------------------------------------
                                   May 31,1996     June 2, 1995     June 3, 1994     Year Ended
                                                                     (53 weeks)     May 28, 1993
                                   -------------------------------------------------------------
       Center building capacity
         at end of period              141,000          137,000          136,000         138,000
       Average occupancy                   76%              76%              77%             74%
       Average three-year-old
         tuition rate                $     100       $       96       $       90      $       83

     At June 3, 1995, the Company changed its method of measuring performance to the utilization of occupancy and average tuition rate (see notes (m) and (n) below).

(m) Occupancy, a measure of the utilization of center capacity, is defined by the Company as the full-time equivalent ("FTE") attendance at all of the Company's centers divided by the sum of the licensed capacity of all of the Company's centers. FTE attendance is not a strict head count. Rather, the methodology is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day would equate to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(n) Average tuition rate is defined by the Company as actual net operating revenues, exclusive of fees (primarily reservation and registration), divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate, at each center, paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

(o) At the Company's emergence from bankruptcy in 1993, the Company did not record a liability for accrued but untaken employee vacation. Accordingly, the accompanying financial statements for periods prior to June 1, 1996 and subsequent to the Company's emergence from bankruptcy have been restated. The net effect of the restatement was to decrease additional paid-in capital by $3.0 million, reflecting the vacation accrual of $5.0 million net of the deferred tax effect of $2.0 million. The effect of the restatement is not material to the results of operations.

(p) Total debt includes long-term debt, current portion of long-term debt and, at January 1, 1993, debt obligations of $356.5 million classified as liabilities subject to settlement under reorganization proceedings.

(q) As part of the Merger and related transactions, KKR, through KCLC, contributed $148.75 million in common equity for approximately 83.6% of the shares outstanding immediately after the Merger and existing stockholders retained approximately 16.4% of the shares outstanding immediately after the Merger.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the years ended May 30, 1997 ("fiscal 1997"), May 31, 1996 ("fiscal 1996"), and June 2, 1995 ("fiscal 1995"), each of which was a 52-week fiscal year.

     Occupancy, a measure of the utilization of center capacity, is defined by the Company as the full-time equivalent ("FTE") attendance at all of the Company's centers divided by the sum of the licensed capacity of all of the Company's centers. FTE attendance is not a strict head count. Rather, the methodology is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day would equate to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

     Average tuition rate is defined by the Company as actual net operating revenues, exclusive of fees (primarily reservation and registration), divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

Fiscal 1997 compared to Fiscal 1996

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                       Fiscal                        Fiscal                            Change
                                     Year Ended       Percent      Year Ended       Percent            Amount
                                       May 30,          of           May 31,           of             Increase/
                                        1997         Revenues         1996          Revenues         (Decrease)
                                     ----------      --------     -----------      ----------        ----------
Operating revenues, net              $  563,135        100.0%     $   541,264          100.0%        $   21,871
                                     ----------    ----------     -----------      ----------        ----------
Operating expenses:
  Salaries, wages and benefits          300,580         53.4          284,115           52.5             16,465
  Depreciation                           34,253          6.1           33,972            6.3                281
  Rent                                   28,140          4.9           26,515            4.9              1,625
  Other                                 152,508         27.1          143,469           26.5              9,039
  Recapitalization expenses              17,277          3.1               --             --             17,277
  Restructuring and other charges
    (income), net                        10,275          1.8            1,484            0.2              8,791
                                     ----------    ----------     -----------      ----------        ----------
    Total operating expenses            543,033         96.4          489,555           90.4             53,478
                                     ----------    ----------     -----------      ----------        ----------
Operating income                     $   20,102          3.6%     $    51,709            9.6%        $  (31,607)
                                     ==========    ==========     ===========      ==========        ==========

     Operating revenues, net - Net operating revenues increased $21.9 million, or 4.0%, to $563.1 million in fiscal 1997 versus fiscal 1996. The increase in net operating revenues is primarily attributable to a 4.7% weighted average tuition increase implemented in the fall of

1996 and to new center openings and acquisitions. The average tuition rate increased to $103 in fiscal 1997 from $101 in fiscal 1996. The positive effect of those factors on net operating revenues was offset in part by declines in total company average occupancy and center closings.

     Total Company occupancy decreased slightly to 70.0% in fiscal 1997 from 70.3% in fiscal 1996. The Company believes the decline in occupancy was caused by a variety of factors including, in particular, the following recently implemented initiatives: (a) a reduced, lower cost marketing program, (b) an expanded employee child care discount program that may have precluded the enrollment of tuition paying children, and (c) changes in field operations management which provided less direct center supervision. The Company is in the process of evaluating such initiatives and has made certain revisions including funding a targeted marketing program for early fiscal year 1998, limiting the employee child care discount effective July 1997 and adding certain area manager positions and additional regional field support to increase center supervision and support.

     During fiscal 1997, the Company opened 16 new centers: 15 KinderCare community centers and one KinderCare At Work(R) center; and closed or sold 20 centers. During fiscal 1996, the Company opened 37 new centers: 22 KinderCare community centers, six KinderCare At Work(R) centers and nine Kid's Choice(TM) centers (including the conversion of one community center to a Kid's Choice(TM) center); and closed or sold 26 centers. Consequently, total licensed capacity increased to 143,000 at the end of fiscal 1997 from 141,000 at the end of fiscal 1996.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $16.5 million, or 5.8%, to $300.6 million in fiscal 1997 versus fiscal 1996. Approximately $7.0 million and $7.7 million of the year-to-date increases are attributable to increased center staff hours and wage rates, respectively. Average hourly center staff wages increased approximately 4.1% for fiscal 1997 versus fiscal 1996. Further, benefit costs have increased slightly due to the partial implementation of new employee health insurance plans. As a percentage of net operating revenues, salaries, wages and benefits expense increased to 53.4% in fiscal 1997 from 52.5% in fiscal 1996.

     Depreciation - Depreciation expense increased to $34.3 million in fiscal 1997 from $34.0 million in fiscal 1996 due to asset additions related to renovations of existing centers, purchases of short lived assets and to the opening of 16 new centers, offset partially by the closing of 20 older centers in fiscal 1997 and by a reduction in depreciation expense related to certain assets reaching the end of their estimated depreciable lives.

     Rent - Rent expense increased to $28.1 million in fiscal 1997 from $26.5 million in fiscal 1996. The increase is primarily a result of lease renewals at current market rates. During fiscal 1997, five leased centers were opened and 17 leased centers were closed. The rental rates experienced on leases entered into in fiscal 1997 are higher than those experienced in previous years. For fiscal year 1998, rent expense will include rent associated with the Company's new corporate headquarters in Portland, Oregon. See "Item 2. Properties."

     Other operating expenses - Other operating expenses increased to $152.5 million in fiscal 1997 from $143.5 million in fiscal 1996. As a percentage of net operating revenues, other operating expenses increased to 27.1% in fiscal 1997 from 26.5% in fiscal 1996. This increase is principally due to increased center level operating and insurance costs and a provision for lease termination costs, offset partially by a reduced, lower cost marketing program and improved administrative and center support efficiencies from re-engineering efforts initiated during fiscal 1996.

     Recapitalization expenses - During fiscal 1997 and in connection with the merger of the Company and KCLC Acquisition Corp. ("KCLC"), a wholly owned subsidiary of a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR") (the "Merger"), the Company repaid the $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million principal amount 9-1/2% senior subordinated notes ("9-1/2% Senior Subordinated Notes"), entered into a $300.0 million revolving credit facility, executed a term loan facility of $90.0 million, against which $50.0 million was immediately drawn, and issued 7,828,947 shares of common stock to KKR affiliates. Non-recurring recapitalization costs of approximately $17.3 million were incurred and expensed and financing costs of approximately $27.2 million have been deferred and will be amortized over the lives of the new debt facilities (see Notes 2 and 8 to the Company's Consolidated Financial Statements).

     Restructuring and other charges (income), net - During the fourth quarter of fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. In connection with the relocation, the Company recognized $3.4 million in restructuring costs, primarily severance related, and recorded a $5.0 million charge to write-down its Montgomery, Alabama headquarters facility to net realizable value. During fiscal 1997, $0.2 million was paid in relation to the relocation. The Company anticipates incurring an additional $5.8 million in restructuring charges related to the relocation in fiscal year 1998. Additionally, the Company recorded impairment losses of $1.9 million comprised of $1.3 million with respect to a certain long-lived assets and $0.6 million related to Kids Choice(TM) anticipated lease termination costs. The Company also recorded charges of approximately $1.5 million to write-off marketing materials and deferred pre-opening costs on new centers. Finally, in the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery, Alabama.

     During the first quarter of fiscal 1996, the Company received a cash distribution of $11.3 million from Enstar in connection with the Company's claim against Enstar referred to above, the Company limited the development of its Kid's Choice(TM) centers to contracts in process until the concept is more fully developed and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements (which were valued based on anticipated discounted cash flows), and $1.0 million for anticipated lease termination costs. Additionally, during fiscal 1996, the Company made substantial changes to its field operations and facilities management and to its support functions. As a result of these changes, the Company provided $6.5 million for restructuring costs, primarily to cover severance arrangements for the approximately 100 positions which were eliminated. Currently, the Company is in the process of evaluating these operational changes and certain other support functions and systems in an effort to improve the quality of services and future operating effectiveness and efficiency.

     Operating income - Operating income decreased $31.6 million, or 61.1%, to $20.1 million for fiscal 1997 as compared to fiscal 1996. Operating income before recapitalization expenses, restructuring and other charges (income), net, decreased $5.5 million, or 10.3%, to $47.7 million in fiscal 1997 as compared to fiscal 1996 due to decreased occupancy, increases in employee child care discounts and increased labor expenses, as discussed above. The Company has taken certain steps to address these issues including funding a targeted marketing program for early fiscal year 1998, limiting the employee child care discount effective July 1997 and adding 22 area manager positions and additional regional field support to increase center supervision and support.

     Fiscal 1997 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, of $47.1 million was $38.9 million below fiscal 1996. As a percentage of net operating revenues, EBITDA for fiscal 1997 was 8.4% versus 15.9% for fiscal 1996. Adjusted EBITDA, defined as EBITDA exclusive of recapitalization expenses, restructuring and other charges (income), net, investment income and extraordinary items was $81.9 million in fiscal 1997, a decrease of $5.3 million from fiscal 1996. In addition to the factors discussed above, as part of the Company's normal review of the adequacy of reserves, during fiscal 1996, self insurance reserves were reduced by $2.0 million, the impact of which was to increase EBITDA and Adjusted EBITDA by a like amount. In fiscal 1997, as part of the normal review of the adequacy of reserves, the Company increased self insurance reserves, which reduced EBITDA and Adjusted EBITDA by $2.0 million. In addition, during fiscal 1997, the Company recorded provisions of $1.2 million for anticipated lease termination costs which are included in other operating expenses. As a percentage of net operating revenues, Adjusted EBITDA declined to 14.5% in fiscal 1997 from 16.1% in fiscal 1996. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Net investment income - Net investment income was $0.2 million in each of fiscal 1997 and fiscal 1996.

     Interest expense - Interest expense increased to $22.4 million in fiscal 1997 from $16.7 million in fiscal 1996. This increase is substantially attributable to the increase of approximately $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of debt issuance costs, was 8.5% for fiscal 1997 versus 10.8% for fiscal 1996. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal year 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for fiscal 1997 of $3.4 million was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible recapitalization expenses and state income taxes, reduced by tax credits.

Fiscal 1996 compared to Fiscal 1995

         The following table shows the comparative operating results of the Company (dollars in thousands):

                                   Fiscal Year                      Fiscal                     Change
                                      Ended        Percent        Year Ended      Percent      Amount
                                      May 31,        of            June 2,          of        Increase
                                       1996       Revenues          1995         Revenues    (Decrease)
                                   -----------    ----------    ------------     --------    ----------
Operating revenues, net            $   541,264        100.0%    $    506,505       100.0%    $   34,759
                                   -----------    ----------    ------------     --------    ----------
Operating expenses:
   Salaries, wages and benefits        284,115         52.5          263,527        52.0         20,588
   Depreciation                         33,972          6.3           28,071         5.5          5,901
   Rent                                 26,515          4.9           26,099         5.2            416
   Other                               143,469         26.5          138,910        27.5          4,559
   Restructuring and other charges
     (income), net                       1,484          0.2             (888)       (0.2)         2,372
                                   -----------    ----------    ------------     --------    ----------
     Total operating expenses          489,555         90.4          455,719        90.0         33,836
                                   -----------    ----------    ------------     --------    ----------
Operating income                   $    51,709          9.6%    $     50,786        10.0%    $      923
                                   ===========    ==========    ============     ========    ==========

     Operating revenues, net - Fiscal 1996 net operating revenues increased $34.8 million or 6.9% over fiscal 1995. The increase in net operating revenues was primarily attributable to a 4.2% weighted average tuition increase implemented during the second quarter fiscal of 1996 and to new center openings and acquisitions, offset by center closings.

     Total Company occupancy decreased slightly in fiscal 1996 from fiscal 1995. The Company believes the slight decrease in occupancy was attributable to heavy competitor promotional activities and increasing market price sensitivities during the fall of 1995.

     During fiscal 1996, the Company opened 37 new centers: 22 KinderCare community centers, six KinderCare At Work(R) centers and nine Kid's Choice(TM) centers (including the conversion of one community center to a Kid's Choice(TM) center); and closed or sold 26 centers. During fiscal 1995, the Company opened or acquired 45 new centers: 29 KinderCare community centers (including 12 acquired centers), three KinderCare At Work(R) centers and 13 Kid's Choice(TM) centers (including the conversion of three community centers to Kid's Choice(TM) centers); and closed or sold 40 centers. Total licensed capacity increased to141,000 at the end of fiscal 1996 from 136,000 at the end of fiscal 1995.

     Salaries, wages and benefits - Salaries, wages and benefits increased, as a percentage of net operating revenues, to 52.5% in fiscal 1996 from 52.0% in fiscal 1995. The increase was attributable to increased hours and wage rates since the end of fiscal 1995, offset partially by improvements in field overhead and administrative costs due to management reorganizations.

     Depreciation - Depreciation expense increased $5.9 to $34.0 million in fiscal 1996 million from $28.1 million in fiscal 1995. This increase was primarily attributable to the opening of 36 new centers and to the expenditure of $27.3 million in fiscal 1996 for center renovations and short-lived assets, such as the computers for children's educational programs, offset somewhat by the closing of 25 older centers in fiscal 1996.

     Rent - Rent expense increased $0.4 million in fiscal 1996 from fiscal 1995. This increase was attributable to rent incurred on new Kid's Choice(TM) and community center leases, offset partially by the closing of 17 leased community centers and the favorable effects of the disposal of some leased vehicles.

     Other operating expenses - Other operating expenses, as a percentage of net operating revenues, decreased to 26.5% in fiscal 1996 from 27.5% in fiscal 1995. This improvement was mostly due to: (a) a decrease in insurance costs due to improving claims experience, (b) gains on the sales of assets and (c) improvements associated with the field management reorganization, such as, decreases in travel costs and office supplies. These improvements were partially offset by increased costs associated with upgrades in the food and educational programs and increased marketing costs.

     Restructuring and other charges (income), net - During fiscal 1995, the Company received $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

     Operating income - Fiscal 1996 operating income increased 1.8% or $0.9 million. As a percentage of net operating revenues, fiscal 1996 operating margin of 9.6% decreased from the prior year operating income margin of 10.0% for the reasons discussed above. Before restructuring and other charges (income), net, as discussed above, fiscal 1996 operating income of $53.2 million was $3.3 million greater than fiscal 1995 operating income of $49.9 million and, as a percentage of net operating revenues, operating income margin remained about flat at 9.8%.

     Fiscal 1996 EBITDA increased 5.4% or $4.4 million over fiscal 1995. As a percentage of net operating revenues, EBITDA decreased to 15.9% for fiscal 1996 from 16.1% for fiscal 1995. Adjusted EBITDA increased 11.8% or $9.2 million to $87.2 million from $78.0 million in fiscal 1995, and, as a percentage of net operating revenues, improved to 16.1% from 15.4%. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Net investment income - Net investment income was $0.2 million for fiscal 1996 compared to $2.6 million for fiscal 1995. The decrease was primarily due to gains on the sale of certain securities during fiscal 1995.

     Interest expense - Interest expense decreased to $16.7 million for fiscal 1996 from $17.3 million for fiscal 1995. This decrease was attributable to a reduction of long-term debt obligations offset by higher average interest rates. The Company's weighted average interest rate on its long-term debt, including amortization of debt issuance costs, was 10.8% for fiscal 1996 versus 10.0% for fiscal 1995.

     Income tax expense - Income tax expense for fiscal 1996 of $13.5 million was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to state income taxes. Additional paid-in capital was increased by $4.1 million for tax benefits recognized in fiscal 1996 relating to valuation allowances established for deferred taxes at April 2, 1993, the effective date of the Company's emergence from bankruptcy.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     In connection with the Merger, the Company's consolidated indebtedness has increased to approximately $394.9 million at May 30, 1997 from $146.6 million at May 31, 1996. This indebtedness includes $390.0 million under credit facilities comprised of a $90.0 million term loan facility (the "Term Loan Facility"), of which $50.0 million was drawn at the time of the Merger, and a $300.0 million revolving credit facility (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "Credit Facilities"), of which, at May 30, 1997, $42.2 million was committed on outstanding letters of credit, and $300.0 million of 9-1/2% Senior Subordinated Notes.

     The Term Loan Facility is subject to mandatory repayment with the proceeds of certain asset sales and certain debt offerings and a portion of excess cash flow (as defined in the Credit Facilities). The Term Loan Facility will mature on February 13, 2006 and provides for nominal annual amortization. The Revolving Credit Facility will terminate on February 13, 2004.

     The Company utilized approximately $64.8 million of net operating loss carryforwards to offset taxable income in its 1994 through 1997 fiscal years. Approximately $12.1 million of net operating loss carryforwards are available to be utilized in the 1998 and future fiscal years. If such net operating loss carryforwards were reduced, the Company would be required to pay additional taxes and interest, thereby reducing available cash.

     The Company's consolidated net cash flow from operations for fiscal 1997 was $50.2 million, compared to $75.9 million for fiscal 1996. The decrease in net cash flow from operations is primarily a result of the net loss before extraordinary items, net, of $5.4 million in fiscal 1997 as compared to net income of $21.7 million in fiscal 1996, the components of which are discussed above. Cash and cash equivalents totaled $24.2 million at May 30, 1997 compared to $15.6 million at May 31, 1996 and the ratio of current assets to current liabilities was .67 to one at May 30, 1997, versus .57 to one at May 31, 1996.

     During the first quarter of fiscal 1997, the Company repurchased $30.0 million aggregate principal amount of its 10-3/8% senior subordinated notes ("10-3/8% Senior Subordinated Notes") at an aggregate price of $31.5 million which resulted in an extraordinary loss of $1.2 million, net of income taxes. During the second quarter of fiscal

1997 and in connection with the Merger, the Company announced and completed a tender offer and consent solicitation for the remainder of its outstanding 10-3/8% Senior Subordinated Notes seeking the elimination of substantially all of the restrictive covenants, and 99.7% of the notes were purchased at an aggregate price of $76.8 million. This second transaction resulted in an extraordinary loss of $5.2 million, net of income taxes.

     On June 3, 1996, the Board of Directors authorized the repurchase of $23.0 million of the Company's common stock. At the end of the first quarter of fiscal 1997, 842,500 shares and 370,000 warrants had been repurchased for $14.1 million. All shares that were repurchased have been retired. Other than in connection with the Merger, no shares of common stock or warrants have been purchased by the Company since July 22, 1996 and the stock buyback programs were terminated at the effective time of the Merger.

     Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal year 1998, the Company anticipates opening 20 to 25 new centers. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate (excluding center closings), which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as underperforming. The length of time from site selection to the opening of a center ranges from 18 to 24 months. The average total cost per community center ranges from $1.5 million to $1.8 million depending on the size and location of the center; however, the actual costs of a particular center may vary from such range. New centers are based upon detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

     The Company also plans to make significant capital expenditures in connection with the renovation of its existing facilities. The Company expects to make these improvements over the next three to four years.

     During fiscal 1997, the Company opened 15 community centers and one KinderCare At Work(R) center. There are no planned additions to the Company's Kids' Choice(TM) format as management does not believe that the concept is meeting its full potential and needs further refinement. The Company currently anticipates that any Kid's Choice(TM) center that is underperforming when its lease expires will be closed at that time. Fiscal 1996 new center openings totaled 37 centers; consisting of 22 KinderCare community centers, six KinderCare At Work(R) centers and nine Kid's Choice(TM) centers (including the conversion of one community center to a Kid's Choice(TM)). This total compares to 45 center openings or acquisitions in fiscal 1995; consisting of 29 KinderCare community centers (including 12 acquired centers of which 10 centers were acquired in a single transaction), three KinderCare At Work(R) centers and 13 Kid's Choice(TM) centers.

     Capital expenditures during fiscal 1997 amounted to approximately $43.7 million. Approximately $27.8 million was spent on new center development, $12.1 million was spent in renovations and improvements to existing facilities, $3.0 million was spent on corporate information systems and the remaining $0.8 million was spent on computers for children's educational programs.

     Capital expenditures during fiscal 1996 amounted to approximately $67.3 million. Approximately $40.0 million was spent on new center development, $14.9 million was spent in renovations and improvements to existing facilities and the remaining $12.4 million was spent on equipment purchases, including $0.5 million on computers for children's educational programs. Capital expenditures during fiscal 1995 amounted to approximately $74.4 million. During fiscal 1995, approximately $43.5 million was spent on new center development, $13.5 million was spent on renovations and improvements to existing facilities and the remaining $17.4 million was spent on equipment purchases, including $6.8 million on computers for children's educational programs.

     Capital expenditure limits under the Credit Facilities for fiscal years 1997 and 1998 are $95 million and $100 million, respectively. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to certain exceptions. Also, the Company is permitted greater flexibility under the provisions of the indenture under which the Senior Subordinated Notes were issued (the "Indenture") and the Credit Facilities with respect to the incurrence of additional indebtedness, including through certain mortgages or sale-leaseback transactions.

     Management believes that cash flow generated from operations and future borrowings under the Revolving Credit Facility will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures over the next several years. Although no assurance can be given that such sources will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If the Company experiences a lack of working capital, it may reduce its capital expenditures. In the long term, if these expenditures were substantially reduced, in management's opinion, its operations and its cash flow would be adversely impacted.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which requires companies to present two new measures of earnings per share, basic and diluted. If SFAS No. 128 had been adopted for all periods presented, basic and diluted earnings per share would not have materially differed from reported earnings per share. The Company will adopt SFAS No. 128 in the third quarter of fiscal year 1998 and, at that time, will restate all prior periods presented.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The new standard becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

Seasonality

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday period. The decreased attendance in the summer months and during the year-end holiday period may result in decreased liquidity during these periods.

Governmental Law & Regulations

     There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code of 1986, as amended (the "Code"), provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code. During fiscal 1997, approximately 13% of the Company's net operating revenues are generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although under new legislation, signed by President Clinton in August 1996, additional funding for child care will be available for low income families as part of welfare reform, no assurance can be given that the Company will benefit from any such additional funding.

Inflation and Wage Increases

     Management does not believe that the effect of inflation on the results of the Company's operations has been significant in recent periods.

     Approximately 55% of operating expenses during fiscal 1997 consisted of salary, wages and benefits. At May 30, 1997, the Company's average wage rate for hourly employees was $6.45 per hour, compared to the current federal minimum wage rate of $4.75 per hour. During 1996, Congress enacted an increase in the minimum hourly wage from

$4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 to be effective on September 1, 1997. Management currently believes that the increase to the $4.75 minimum wage rate, including the effects of wage compression (commensurate wage increase granted to certain hourly employees (with two or more years experience at KinderCare at the time of such increase) earning more than minimum wage), resulted in increased expenses of approximately $0.3 million in fiscal 1997 and, in fiscal year 1998, will add an additional $0.2 million in increased expenses. Management currently believes that the increase to the $5.15 minimum wage rate, including the effects of wage compression, will result in increased expenses of approximately $0.7 million in fiscal year 1998.

     The Company believes that, through increases in its tuition rates, it can recover any increase in expenses caused by the 1996 to 1997 wage adjustments and additional compensation adjustments necessitated by such increases in the minimum wage rate. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement further changes in addition to those discussed above.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                           May 30, 1997    May 31, 1996
                                                                           ------------    ------------
Assets:
Current assets:
    Cash and cash equivalents                                              $     24,150    $     15,597
    Receivables                                                                  13,649          15,129
    Prepaid expenses and supplies                                                 6,114           9,116
    Deferred income taxes                                                        14,127           6,664
                                                                           ------------    ------------
       Total current assets                                                      58,040          46,506

Property and equipment, net                                                     471,558         468,525
Deferred income taxes                                                            11,621           4,422
Deferred financing costs and other assets                                        28,659           8,023
                                                                           ------------    ------------
                                                                           $    569,878    $    527,476
                                                                           ============    ============

Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable                                                      $     10,746    $     14,330
     Bank overdrafts                                                              5,357           9,768
     Current portion of long-term debt                                            1,760             853
     Accrued expenses and other liabilities                                      69,056          56,186
                                                                           ------------    ------------
       Total current liabilities                                                 86,919          81,137

Long-term debt                                                                  393,129         145,764
Self insurance liabilities                                                       21,880          17,652
Other noncurrent liabilities                                                     40,243          20,488
                                                                         --------------    ------------
       Total liabilities                                                        542,171         265,041
                                                                         --------------    ------------

Commitments and contingencies (Note 12)

Shareholders' equity:
     Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                                           --              --
     Common stock, $.01 par value; authorized 40,000,000 shares;
       Issued 9,368,421 shares at May 30, 1997 and 19,981,807 shares at May 31, 1996; outstanding 9,368,421 shares at May 30, 1997
       and 19,946,807 shares at May 31, 1996                                         94             199
     Additional paid-in capital                                                      --         200,980
     Retained earnings                                                           27,753          61,799
     Cumulative translation adjustment                                             (140)            (20)
                                                                         --------------    ------------
                                                                                 27,707         262,958
     Treasury stock, at cost; 35,000 shares at May 31, 1996                          --            (523)
                                                                         --------------    ------------
       Total shareholders' equity                                                27,707         262,435
                                                                         ==============    ============
                                                                         $      569,878    $    527,476
                                                                         ==============    ============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)


                                                       Fiscal Year      Fiscal Year       Fiscal Year
                                                          Ended             Ended            Ended
                                                       May 30, 1997     May 31, 1996     June 2, 1995
                                                       ------------     ------------     ------------
Operating revenues, net                                $    563,135     $    541,264     $    506,505
                                                       ------------     ------------     ------------
Operating expenses:
    Salaries, wages and benefits                            300,580          284,115          263,527
    Depreciation                                             34,253           33,972           28,071
    Rent                                                     28,140           26,515           26,099
    Provision for doubtful accounts                           4,697            3,908            3,612
    Other                                                   147,811          139,561          135,298
    Recapitalization expenses                                17,277               --               --
    Restructuring and other charges
      (income), net                                          10,275            1,484             (888)
                                                       ------------     ------------     ------------
            Total operating expenses                        543,033          489,555          455,719
                                                       ------------     ------------     ------------
Operating income                                             20,102           51,709           50,786
Investment income, net                                          232              250            2,635
Interest expense                                             22,394           16,727           17,318
                                                       ------------     ------------     ------------
Income (loss) before income taxes and
    extraordinary item                                       (2,060)          35,232           36,103

Income tax expense                                            3,375           13,549           14,037
                                                       ------------     ------------     ------------
Income (loss) before extraordinary item                      (5,435)          21,683           22,066
Extraordinary item - loss on early
    retirement of debt, net of
    income taxes of $4,815                                   (7,532)              --               --
                                                       ------------     ------------     ------------
            Net income (loss)                          $    (12,967)    $     21,683     $     22,066
                                                       ============     ============     ============

Primary income (loss) per common share:
    Income (loss) before extraordinary item            $      (0.33)    $       1.10     $       1.07
    Extraordinary item - loss on early
      retirement of debt, net of income taxes                 (0.46)              --               --
                                                       ------------     ------------     ------------
            Net income (loss)                          $      (0.79)    $       1.10     $       1.07
                                                       ============     ============     ============

    Weighted average common and common
       equivalent shares outstanding                     16,479,000       19,752,000       20,683,000
                                                       ============     ============     ============

Fully-diluted income per common share:
    Net income                                                          $      1.05
                                                                        ===========
    Weighted average common and common
       equivalent shares outstanding                                     20,683,000
                                                                        ===========

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  (Dollars in thousands, except share amounts)

                                     Common Stock              Additional                    Cumulative
                             ---------------------------          Paid-in       Retained    Translation     Treasury
                                   Shares         Amount          Capital       Earnings     Adjustment        Stock          Total
                             ------------   ------------   --------------   ------------   ------------   ----------   ------------
Balance  at June 3, 1994,
    as previously presented    20,009,517     $      200      $   188,655     $   18,050      $      --     $     --     $  206,905
  Prior period adjustment              --             --           (3,023)            --             --           --         (3,023)
                             ------------   ------------   --------------   ------------   ------------   ----------   ------------
Balance at June 3, 1994,
    as restated                20,009,517            200          185,632         18,050             --           --        203,882
  Net income                           --             --               --         22,066             --           --         22,066
  Tax benefits of the valuation
    allowance for deferred
    tax assets                         --             --           13,932             --             --           --         13,932
  Cumulative translation
    adjustment                         --             --               --             --             32           --             32
  Exercise of stock
    options and warrants          110,301              1            1,303             --             --           --          1,304
                             ------------   ------------   --------------   ------------   ------------   ----------   ------------
Balance at June 2, 1995        20,119,818            201          200,867         40,116             32           --        241,216
  Net income                           --             --               --         21,683             --           --         21,683
  Tax benefits of the
    valuation allowance
    for deferred tax assets            --             --            4,121             --             --           --          4,121
  Cumulative translation
      adjustment                       --             --               --             --            (52)          --            (52)
  Repurchase and retirement
     of stock and warrants       (969,883)           (10)         (13,477)            --             --         (523)       (14,010)
  Exercise of stock
     options and warrants         831,872              8            8,476             --             --           --          8,484
  Tax benefit of option
     exercises                         --             --              993             --             --           --            993
                             ------------   ------------   --------------   ------------   ------------   ----------   ------------
Balance at May 31, 1996        19,981,807            199          200,980         61,799            (20)        (523)       262,435
  Net loss                             --             --               --        (12,967)            --           --        (12,967)
  Cumulative translation
    adjustment                         --             --               --             --           (120)          --           (120)
  Issuance of common stock      7,986,842             80          151,670             --             --           --        151,750
  Purchase and retirement
    of common stock           (20,217,416)          (201)        (361,685)       (21,079)            --          523       (382,442)
  Purchase of outstanding              --             --          (11,143)            --             --           --        (11,143)
    warrants
  Exercise of stock
    options and warrants        1,617,188             16           19,735             --             --           --         19,751
  Tax benefit of
    option exercises                   --             --              443             --             --           --            443
                             ------------   ------------   --------------   ------------   ------------   ----------   ------------
Balance at May 30,  1997        9,368,421     $       94      $        --     $   27,753      $    (140)    $     --     $    27,707
                             ============   ============   ==============   ============   ============   ==========   ============


See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                        Fiscal Year      Fiscal Year      Fiscal Year
                                                          Ended             Ended             Ended
                                                       May 30, 1997     May 31, 1996      June 2, 1995
                                                     --------------   --------------   ---------------
Cash flows from operations:
  Net income (loss)                                      $  (12,967)       $  21,683         $  22,066
  Adjustments  to reconcile  net income (loss) to net
     cash provided by operating activities:
     Depreciation                                            34,253           33,972            28,071
     Write-down of property and equipment                     6,300            5,312                --
     Amortization of deferred financing costs and
       intangibles                                            1,822            1,533             1,681
     Gain on sales and disposals of property and
       equipment, net                                           (12)          (1,684)               --
     Deferred tax expense                                     1,982           12,285             9,862
     Extraordinary item - loss on early retirement of         7,532               --                --
       debt, net of income taxes
     Changes in operating assets and liabilities:
        Decrease (increase) in receivables                    1,616           (2,473)            4,440
        Decrease (increase) in prepaid expenses               3,002           (1,354)            2,900
          and supplies
        Decrease (increase) in other assets                   2,604              116              (978)
        Increase in accounts payable, accrued expenses
          and other liabilities                               4,418            7,735             7,813
        Other, net                                             (313)          (1,228)           (2,892)
                                                     --------------   --------------   ---------------
Net cash provided by operating activities                    50,237           75,897            72,963
                                                     --------------   --------------   ---------------

Cash flows from investing activities:
  Purchases of property and equipment                       (43,748)         (67,304)          (74,376)
  Proceeds from sales of property and equipment              12,438            3,883            12,454
  Proceeds from sales or redemption of
    investments                                                  --            3,396             2,211
  Proceeds from collection of notes receivable
    and other                                                   396            2,042                82
                                                     --------------   --------------   ---------------
Net cash used by investing activities                       (30,914)         (57,983)          (59,629)
                                                     --------------   --------------   ---------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                        350,000               --                --
  Deferred financing costs                                  (27,160)              --                --
  Proceeds from issuance of common stock                    151,750               --                --
  Exercise of stock options and warrants                     20,194            8,484             1,303
  Purchase and retirement of common stock                  (382,442)              --                --
  Payments on long-term borrowings                         (107,558)         (13,777)          (18,298)
  Purchases of treasury stock and warrants                  (11,143)         (14,010)               --
  Bank overdrafts                                            (4,411)           2,753             5,931
                                                     --------------   --------------   ---------------
Net cash used by financing activities                       (10,770)         (16,550)          (11,064)
                                                     --------------   --------------   ---------------

Increase in cash and cash equivalents                         8,553            1,364             2,270
Cash and cash equivalents at the beginning
  of the fiscal year                                         15,597           14,233            11,963
                                                     --------------   --------------   ---------------

Cash and cash equivalents at the end of the
  fiscal year                                            $   24,150        $  15,597         $  14,233
                                                     ==============   ==============   ===============
Supplemental cash flow information:
  Interest paid                                          $   14,325       $    8,944        $   14,850
  Income taxes paid, net of refunds received                  3,160            3,795             2,551


See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest provider of for-profit preschool educational and child care services in the United States. At the end of fiscal 1997, KinderCare operated 1,142 centers in 38 states in the United States and two centers are located in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corporation; KinderCare Real Estate; KinderCare Learning Centres, Limited and KinderCare Properties, Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The fiscal years ended May 30, 1997 ("fiscal 1997"), May 31, 1996 ("fiscal 1996") and June 2, 1995 ("fiscal 1995") were 52-week fiscal years.

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

Asset Impairments

     Effective June 3, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated all its assets based upon SFAS No. 121 and has recorded all material adjustments as required.

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities.

Pre-Opening Costs

     Pre-opening costs include training salaries, grand opening and promotion expenses and the initial purchase of forms and supplies needed to operate the center. During fiscal 1997, the Company changed its method of accounting for pre-opening costs to the direct write-off method, resulting in expense of approximately $0.7 million (see Note 3). Prior to fiscal 1997, pre-opening costs were deferred and amortized over one year.

Self-Insurance Programs

     The Company is self-insured for certain levels of general liability, workers' compensation, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims.

Income Taxes

     Income taxes are accounted for under the provisions of SFAS No. 109, Accounting for Income Taxes.

Stock-Based Compensation

     The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, effective June 1, 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will, if material, provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Net Income (Loss) Per Share

     Net income (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Outstanding options for common stock, if dilutive to earnings per share, have been included in the calculation of common and common equivalent shares outstanding using the treasury stock method.

Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which requires companies to present two new measures of earnings per share, basic and diluted. If SFAS No. 128 had been adopted for all periods presented, basic and diluted earnings per share would not have materially differed from reported earnings per share. The Company will adopt SFAS No. 128 in the third quarter of fiscal year 1998 and, at that time, will restate all prior periods presented.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The new standard becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

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

2.   Recapitalization

     On October 3, 1996, the Company and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"). Pursuant to the Merger Agreement, on February 13, 1997, KCLC was merged with and into the Company (the

"Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, affiliates of KKR owned 7,828,947 shares, or approximately 83.6% of the Company's common stock outstanding after the Merger. Subject to certain provisions of the Merger Agreement, each issued and outstanding share of common stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of common stock, subject to proration.

     In connection with the Merger, the Company repaid the outstanding $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million 9 1/2% senior subordinated notes, executed a revolving credit facility of $300.0 million, executed a term loan facility of $90.0 million, against which $50.0 million was immediately drawn, and issued 7,828,947 shares of common stock to KKR affiliates for $148.8 million.

     During fiscal 1997, non-recurring costs in connection with the Recapitalization of approximately $17.3 million were incurred and expensed. Additionally, financing costs of approximately $27.2 million have been deferred and classified as other assets and will be amortized over the lives of the new debt facilities (see Note 8).

3.   Restructuring and Other Charges (Income), Net

     During the fourth quarter of fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. In connection with the relocation, the Company recognized $3.4 million in restructuring costs, primarily severance related, and recorded a $5.0 million charge to write-down its Montgomery, Alabama headquarters facility to net realizable value. During fiscal 1997, $0.2 million was paid in relation to the relocation. The Company anticipates incurring an additional $5.8 million in restructuring charges related to the relocation in fiscal year 1998. Additionally, the Company recorded impairment losses of $1.9 million comprised of $1.3 million with respect to a certain long-lived assets and $0.6 million related to Kids Choice(TM) anticipated lease termination costs. The Company also recorded charges of approximately $1.5 million to write-off marketing materials and deferred pre-opening costs on new centers. Finally, in the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery, Alabama.

     During the first quarter of fiscal 1996, the Company received a cash distribution of $11.3 million from Enstar in connection with the Company's claim against Enstar referred to above, the Company limited the development of its Kid's Choice(TM) centers to contracts in process until the concept is more fully developed and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements (which were valued based on anticipated discounted cash flows), and $1.0 million for anticipated lease termination costs. Additionally, during fiscal 1996, the Company made substantial changes to its field operations and facilities management and to its support functions. As a result of these changes, the Company provided $6.5 million for restructuring costs, primarily to cover severance arrangements for the approximately 100 positions which were eliminated. Currently, the Company is in the process of evaluating these operational changes and certain other support functions and systems in an effort to improve the quality of services and future operating effectiveness and efficiency.

     In the third quarter of 1995, the Company received approximately $0.9 million in connection with litigation settlements with Enstar and KinderCare's former Chairman of the Board.

4.   Receivables

     Receivables consist of the following (dollars in thousands):

                                                     May 30, 1997      May 31, 1996
                                                ----------------- -----------------
         Tuition                                       $15,383         $16,450
         Allowance for doubtful accounts                (2,133)         (1,884)
                                                ----------------- -----------------
                                                        13,250          14,566
         Other                                             399             563
                                                ----------------- -----------------
                                                       $13,649         $15,129
                                                ================= =================

5.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consist of the following (dollars in thousands):

                                                     May 30, 1997      May 31, 1996
                                                ----------------- -----------------
         Prepaid rent                                  $  3,233        $    3,676
         Inventories                                      1,862             2,491
         Other                                            1,019             2,949
                                                ----------------- -----------------
                                                       $  6,114        $    9,116
                                                ================= =================

6.   Property and Equipment

     Property and equipment, at cost, consist of the following (dollars in thousands):

                                                     May 30, 1997      May 31, 1996
                                                ----------------- -----------------
         Land                                          $ 139,481        $ 142,856
         Buildings and leasehold improvements            337,010          305,292
         Equipment                                        91,354           82,594
         Construction in progress                          7,947           16,825
                                                ----------------- ----------------
                                                         575,792          547,567
         Accumulated depreciation and amortization      (104,234)         (79,042)
                                                ----------------- ----------------
                                                       $ 471,558        $ 468,525
                                                ================= ================

7.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following (dollars in thousands):

                                                       May 30, 1997    May 31, 1996
                                                     --------------  --------------
         Accrued compensation and related taxes           $  22,481       $  22,305
         Accrued interest                                     8,902           5,585
         Deferred revenue                                     8,704           6,451
         Accrued property taxes                               6,622           5,633
         Accrued restructuring and lease termination          7,320           3,091
         Self insurance                                       5,707           6,707
         Accrued income taxes                                 3,136           2,402
         Other                                                6,184           4,012
                                                     --------------  --------------
                                                          $  69,056       $  56,186
                                                     ==============   =============

8.   Long-Term Debt

     Long-term debt consists of the following (dollars in thousands):

                                                                                      May 30, 1997       May 31, 1996
                                                                                 -----------------  -----------------
     Secured:
         Borrowings under term loan facility, interest at adjusted LIBOR
            plus 3.00% (8.69% at May 30, 1997)                                       $      50,000      $          --
         Industrial refunding revenue bonds at variable rates of interest from 4.15% to 5.79% at May 30, 1997 and 3.85% to 5.57% at
            May 30, 1996; supported by letters of credit, maturing                          33,025             33,025
            1999 to 2009
         Real and personal property mortgages payable in monthly
            installments through 2004, interest rates of 8.75% to 12.25%                     6,161              7,854
         Industrial revenue bonds secured by real property with maturities
            to 2005 at interest rates of 4.20% to 12.75%                                     5,492              5,738
     Unsecured:
         Senior subordinated notes due 2009, interest at 9-1/2%,
            payable semi-annually                                                          300,000                 --
         Senior subordinated notes due 2001, interest at 10-3/8%,
            payable semi-annually                                                              211            100,000
                                                                                     -------------      -------------
                                                                                           394,889            146,617
     Less current portion of long-term debt                                                  1,760                853
                                                                                     -------------      -------------
                                                                                     $     393,129      $     145,764
                                                                                     =============      =============

Credit Facilities

     The Company has credit facilities which are provided by a syndicate of financial institutions and include a Term Loan Facility of up to $90.0 million and a Revolving Credit Facility of $300.0 million (the "Credit Facilities"). The Company must pay an annual commitment fee equal to 1/2 of 1% per annum of the undrawn portion of the commitments in respect of the Credit Facilities, subject to reduction under a performance-based pricing grid, and a letter of credit fee based on the aggregate face value of the outstanding letters of credit under the Revolving Credit Facility.

     The Term Loan Facility will mature on February 13, 2006 and provides for $0.5 million annual interim amortization. The initial interest rate, at the option of the Company, is adjusted LIBOR (as defined) plus 3.00% or ABR (as defined) plus 1.75%, subject to reduction under a performance-based pricing grid. The Company drew $50.0 million under the Term Loan Facility and the availability of the remaining $40.0 million expired on August 13, 1997. The Term Loan Facility is subject to mandatory prepayment from
(i) 100% of the net cash proceeds on the sale of certain non-ordinary-course assets, (ii) 100% of the net cash proceeds from certain sale/leaseback transactions, (iii) 50% of excess cash flow (as defined) and (iv) 100% of the net proceeds from the issuance of certain debt obligations.

     The Revolving Credit Facility commitment will mature February 13, 2004. The initial interest rate, at the option of the Company, is adjusted LIBOR plus 2.5% or ABR plus 1.25%, subject to reduction under a performance-based pricing grid. At May 30, 1997, of the $300.0 million available under the Revolving Credit Facility, the Company had approximately $42.2 million utilized by outstanding letters of credit.

     The Company's obligations under the Credit Facilities are secured by a perfected first priority pledge of and security interest in the common stock of each existing and subsequently acquired direct domestic subsidiary of the Company and 65% of the common stock of each existing and subsequently acquired direct foreign subsidiary and, in certain circumstances, non-cash consideration received for certain sales of assets.

     The Credit Facilities contain customary covenants and restrictions on the Company's ability to engage in certain activities and include customary events of default. In addition, the Credit Facilities provide that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at May 30, 1997.

Industrial Revenue Bonds

     Series A Through E Industrial Revenue Bonds - The Company is obligated to various issuers of industrial revenue bonds (the "Refunded IRBs") in an amount totaling approximately $33.0 million outstanding at May 30, 1997 and May 31, 1996. The Refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping certain facilities of the Company. The Refunded IRBs bear interest at variable rates from 4.15% to 5.79% and each is secured by a letter of credit under the Revolving Credit Facility.

     Other IRBs - The Company also is obligated to various issuers of other industrial revenue bonds (the "IRBs") in the aggregate principal amount of approximately $5.5 million and $5.7 million at May 30, 1997 and May 31, 1996, respectively. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping certain child care facilities and the IRBs are secured by these facilities. The IRBs bear interest at rates of 4.20% to 12.75%.

Senior Subordinated Notes

     In fiscal 1997, the Company issued $300.0 million in unsecured senior subordinated notes due February 15, 2009 (the "9-1/2% Senior Subordinated Notes") under an indenture (the "Indenture") between the Company and Marine Midland Bank, as trustee. The 9-1/2% Senior Subordinated Notes bear interest at the fixed rate of 9-1/2% per annum, payable semi-annually on February 15 and August 15 of each year, and are effectively subordinated to the secured indebtedness of the Company, including indebtedness under the Credit Facilities.

     The 9-1/2% Senior Subordinated Notes are callable by the Company at 104.750% of par from February 15, 2002 through February 15, 2003. The redemption price is reduced to 103.167% of par on February 15, 2003, to 101.583% of par on February 15, 2004 and on February 15, 2005, until maturity, the notes may be redeemed at par. Upon a change of control, as defined in the Indenture, each holder of the 9-1/2% Senior Subordinated Notes may require the Company to repurchase all or a portion of such holder's notes for a cash purchase price equal to 101% of par, together with accrued and unpaid interest to the date of repurchase.

     The 9-1/2% Senior Subordinated Notes contain a number of covenants similar to those of the Credit Facilities and include certain limitations with respect to payment of dividends, incurrence of additional indebtedness, creation of liens, asset or subsidiary sales, transactions with affiliates, investments and guarantees, all of which are described in the Indenture.

     In fiscal 1994, the Company issued $100.0 million in unsecured senior subordinated notes due June 1, 2001, which bear interest at a fixed rate of 10-3/8% per annum, payable semi-annually on December 1 and June 1 of each year ("the 10-3/8% Senior Subordinated Notes"). The 10-3/8% Senior Subordinated Notes were issued under an indenture between the Company and AmSouth Bank N.A. as trustee (the "AmSouth Indenture") and are effectively subordinated to the secured indebtedness of the Company, including indebtedness under the Credit Facilities.

     The 10-3/8% Senior Subordinated Notes are callable by the Company at 105.1875% of par from June 1, 1998 through June 1, 1999. On June 1, 1999, the redemption price is reduced to 102.5940% of par, and on June 1, 2000, until maturity, the notes may be redeemed at par. Upon a change of control, as defined in the AmSouth Indenture, each holder of the 10-3/8% Senior Subordinated Notes may require the Company to repurchase all or a portion of such holder's notes at a purchase price in cash equal to 101% of par, together with accrued and unpaid interest to the date of repurchase. In a series of transactions preceding and in contemplation of the Merger, the Company retired 99.7% of the 10-3/8% Senior Subordinated Notes.

     Principal Payments

     The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 30, 1997 are as follows (dollars in thousands):

                   Fiscal Year:
                   1998                             $  1,760
                   1999                                1,853
                   2000                               11,646
                   2001                               14,786
                   2002                                  822
                   Thereafter                        364,022
                                            ----------------
                        Total                       $394,889
                                            ================

9.   Income Taxes

     The provision (benefit) for income taxes attributable to income (loss) before income taxes and extraordinary items consists of the following (dollars in thousands):

                                                Fiscal Years Ended
                               -----------------------------------------------------
                                  May 30, 1997       May 31, 1996       June 2, 1995
                               ---------------   ----------------   ----------------
     Current:
       Federal                        $  3,980           $    832        $     2,909
       State                               815               (132)               662
       Foreign                             562                564                604
                               ---------------   ----------------   ----------------
                                         5,357              1,264              4,175
                               ---------------   ----------------   ----------------

     Deferred:
       Federal                          (1,390)            10,292              8,293
       State                              (530)             2,137              1,859
       Foreign                             (62)              (144)              (290)
                               ---------------   ----------------   ----------------
                                        (1,982)            12,285              9,862
                               ---------------   ----------------   ----------------
                                      $  3,375           $ 13,549        $    14,037
                               ===============   ================   ================

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income (loss) before income taxes and extraordinary items is as follows:

                                                                Fiscal Years Ended
                                               ---------------------------------------------------
                                                  May 30, 1997      May 31, 1996      June 2, 1995
                                               ---------------   ---------------   ---------------
     Expected tax provision (benefit) on income
        (loss) before income taxes and
        extraordinary item at federal rate - 35%       $  (721)          $12,334           $12,636
     State income taxes, net of federal tax               (235)           (1,303)            1,639
         benefit
     Non-deductible recapitalization                     4,594                --                --
        expenses
     Tax credits                                          (620)             (465)             (508)
     Other, net                                            357               377               270
                                               ---------------   ---------------   ---------------
                                                        $3,375           $13,549           $14,037
                                               ===============   ===============   ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 30, 1997 and May 31, 1996 are summarized as follows (dollars in thousands):

                                                                      May 30, 1997        May 31, 1996
                                                                 -----------------    ----------------
 Deferred tax assets:
     Self-insurance reserves                                         $     11,282          $    9,099
     Net operating loss carryforwards                                       4,760               7,895
     Capital loss carryforwards                                             4,818               4,818
     Tax credits                                                            6,547               3,172
     Property and equipment, basis differences                              1,355               2,458
     Other                                                                 13,058               8,098
                                                                 -----------------    ----------------
        Total gross deferred tax assets                                    41,820              35,540
            Less valuation allowance                                       (7,050)            (10,310)
                                                                 -----------------    ----------------
        Net deferred tax assets                                            34,770              25,230
                                                                 -----------------    ----------------
 Deferred tax liabilities:
     Property and equipment, basis differences of
       foreign subsidiary                                                  (8,944)             (9,088)
     Stock basis of foreign subsidiary                                     (3,622)             (3,622)
     Other                                                                 (2,056)             (1,434)
                                                                 -----------------    ----------------
        Total gross deferred tax liabilities                              (14,622)            (14,144)
                                                                 =================    ================
        Financial statement net deferred tax assets                  $     20,148          $   11,086
                                                                 =================    ================

     The valuation allowance decreased by $3.3 million during fiscal 1997. Deferred tax assets have been recognized to the extent of existing deferred tax liabilities and income taxes paid that are subject to recovery through carryback. Future recognized tax benefits relating to the valuation allowance of $7.1 million, which was created in fiscal year 1993, will be recorded as direct additions to additional paid-in capital.

     At May 30, 1997, the Company had $12.1 million of net operating losses available for carryforward which expire in 2008. Utilization of the net operating losses is subject to an annual limitation of $9.6 million. The Company also has capital losses of $8.7 million, which are available to offset future capital gains, and expire in varying amounts through 2000. Additionally, the Company has tax credits available for carryforward for federal income tax purposes of $6.5 million, which are available to offset future federal income taxes through 2010.

10.  Employee Benefit Plans

Stock Option Plans

     During 1993, the Company adopted the KinderCare Learning Centers, Inc. 1993 Stock Option and Incentive Plan (the "1993 Plan"). Prior to the Merger, this plan authorized a committee of the Board of Directors of the Company to grant or award to eligible employees of the Company and its subsidiaries and affiliates, stock options and restricted stock and related warrants of the Company beginning on March 31, 1993. In connection with the 1993 Plan, the Company reserved approximately 1.9 million shares of common stock for issuance to employees of the Company upon exercise of options available for grants made by the Board of Directors of the Company.

     At the effective time of the Merger, all stock options granted by the Company under the 1993 Plan were cancelled and each option was exchanged for a payment from the Company after the Merger (subject to any applicable withholding taxes) equal to the product of (i) the total number of shares of common stock previously subject to such stock option and (ii) the excess of $19.00 over the exercise price per share of the common stock previously subject to such stock option. The cancellation of the stock options resulted in payments of approximately $3.8 million. The 1993 Plan was terminated at the effective time of the Merger.

     During the fiscal year ended May 30, 1997, the Company adopted the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (the "1997 Plan"), subject to stockholder approval. The 1997 Plan authorizes grants of stock or stock options covering 2,500,000 shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan. During fiscal 1997, the Board of Directors granted 421,053 stock options under the 1997 Plan, all of which were nonqualified options. Each of such options had a weighted average fair value, calculated using the Black Scholes option pricing model, of approximately $8.35 on the date of grant. All of the stock options granted vest 20% per year over a five-year period. No other options were outstanding at May 30, 1997.

     Grants or awards under the 1997 Plan are made at prices determined by the Board of Directors. All options granted under the 1997 Plan during the fiscal year ended May 30, 1997 have an exercise price of $19.00 per share.

     A summary of options outstanding is as follows:

                                                                              Weighted
                                                        Number of             Average
                                                          Shares           Exercise Price
                                                      -------------       ----------------
        Outstanding June 3, 1994                          1,295,008        $     9.74

        Granted                                             196,500             12.66
        Exercised                                          (108,110)            10.02
        Canceled                                            (75,760)            10.57
                                                      --------------       ----------------
        Outstanding June 2, 1995                          1,307,638             10.11

        Granted                                             256,700             13.03
        Exercised                                          (746,560)             9.60
        Canceled                                            (73,640)            11.62
                                                      --------------       ----------------
        Outstanding May 31, 1996                            744,138
                                                                                11.48

        Granted                                             460,053             18.60
        Exercised                                          (596,058)            11.70
        Canceled                                           (187,080)            11.36
                                                      --------------       ----------------
        Outstanding May 30, 1997                            421,053          $  19.00
                                                      ==============       ================

     Options outstanding at May 30, 1997 have a remaining contractual life of
9.7 years. No options were exercisable at May 30, 1997.

     As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's net income (loss) and net income (loss) per share for the years ended May 30, 1997 and May 31, 1996 would not have materially differed from the amounts reported.

Savings and Investment Plan

     The Board of Directors of the Company adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan (the "Savings Plan") effective January 1, 1990. All full-time employees of the Company and its subsidiaries are eligible to participate in the Savings Plan upon completion of one year of service and the attainment of age 18. Participants may contribute, in increments of 1% up to 10% of their compensation to the Savings Plan. In accordance with the provisions of the Savings Plan, the Board of Directors has elected, since April 1, 1991, not to match employee contributions.

Nonqualified Deferred Compensation Plan

     The Board of Directors of the Company adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan (the "DC Plan") effective August 1, 1996. Under the DC Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation.

11.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at May 30, 1997 and May 31, 1996.

Cash and cash equivalents, receivables and current liabilities

     Fair value approximates cost as reflected in the consolidated balance sheets at May 30, 1997 and May 31, 1996 because of the short-term maturity of these instruments.

Long-term debt

     The carrying value for the Company's 9-1/2% Senior Subordinated Notes, at May 30, 1997, approximated fair value due to the recent Merger and refinancing. The carrying value of the 10-3/8% Senior Subordinated Notes, at May 30, 1997, approximated fair value based on current market activity, while the fair value, at May 31, 1996, approximated the carrying value based on market activity. The carrying values for the Company's remaining long-term debt of $94.7 million and $46.6 million at May 30, 1997, and May 31, 1996, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

12.  Commitments and Contingencies

     The Company conducts a portion of its operations from leased or subleased day care centers. Additionally, the Company leases its fleet of vehicles. Each vehicle in the Company's fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12 month lease period. Payments under the vehicle leases vary with the number of vehicles leased and changes in interest rates. The vehicle leases require that the Company guarantee specified residual values upon cancellation. In most cases, management expects that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases.

     Subsequent to January 1, 1993, the Company re-negotiated certain day care center leases to amend the terms to allow the Company the right to terminate the lease at any time with minimal notice. In connection with the termination option, the Company, in certain instances, prepaid up to 12 months rent. Such amounts, totaling approximately $3.2 million, will be amortized over the termination transition period or over the appropriate remaining months of the lease period. At May 30, 1997, the remaining unamortized balance of the prepaid amount was $2.3 million. In addition, several leases were re-negotiated to decrease the monthly fixed rental payments.

     At May 30, 1997, the Company had a Revolving Credit Facility of $300.0 million, of which $42.2 million was utilized by outstanding letters of credit.

     Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 30, 1997 (dollars in thousands):

                   Fiscal Year:
                   1998                               $     17,631
                   1999                                     17,227
                   2000                                     15,255
                   2001                                     13,029
                   2002                                     11,235
                   Subsequent years                         61,891

     Expenses incurred in connection with the fleet vehicle leases were $10.1 million, $10.3 million and $10.1 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

     The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of business, including suits alleging child abuse. In certain of such actions, plaintiffs request damages that are covered by insurance. The Company believes that none of the claims or suits of which it is aware will materially affect its financial position, operating results or cash flows, although absolute assurance cannot be given with respect to the ultimate outcome of any such actions.

13.  Stock Repurchase Programs

     On February 15, 1995 the Board of Directors of KinderCare authorized the repurchase of up to $10 million of the Company's common stock. This repurchase was completed and all shares retired during the second quarter of fiscal 1996. On May 2, 1996, the Board of Directors authorized an additional repurchase of $10 million and increased it to $23.0 million on June 3, 1996. At May 31, 1996, under the second stock buyback program, 259,000 shares and 120,000 warrants had been repurchased for $4.2 million. At July 27, 1996, under the second stock buyback program, 1,111,500 shares and 435,000 warrants had been repurchased for $18.3 million. All shares repurchased were retired. Other than in connection with the Merger, no additional shares or warrants were repurchased subsequent to July 27, 1996 and the stock buyback programs were terminated at the effective time of the Merger.

14.  Extraordinary Losses

     During the first and second quarters of fiscal 1997, the Company purchased 99.7% of its 10-3/8% Senior Subordinated Notes for an aggregate price of $108.3 million. This transaction included the write off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.4 million, net of income taxes.

     During the third quarter of fiscal 1997, in connection with the Merger and retirement of existing debt, an extraordinary loss of $1.1 million, net of income taxes, was recognized for the write-off of deferred financing costs relating to the Company's previous credit facility.

15.  Prior Period Adjustment

     At the Company's emergence from bankruptcy in 1993, the Company did not record a liability for accrued but untaken employee vacation. Accordingly, the accompanying financial statements for periods prior to June 1, 1996 have been restated. The net effect of the restatement on the accompanying financial statements was to decrease additional paid-in capital as of June 3, 1994 by $3.0 million reflecting the vacation accrual of $5.0 million net of the deferred tax effect of $2.0 million. The effect of the restatement is not material to the results of operations.

16.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 1997 and fiscal 1996 is as follows (dollars in thousands, except per share data):

                                                  First            Second             Third           Fourth
                                               Quarter (a)       Quarter (b)       Quarter (b)      Quarter(b)
                                              ---------------   --------------    --------------   --------------
  Fiscal year ended May 30, 1997:
    Operating revenues                          $    171,427     $    128,324       $   126,657      $   136,727
    Operating income (loss)                            9,751           14,366            (3,074)            (941)
    Income (loss) before extraordinary
         items                                         2,978            6,820           (10,455)          (4,778)
    Income (loss) before extraordinary
         items per share                                0.15             0.33             (0.61)           (0.51)
    Net income (loss)                                  1,749            1,569           (11,507)          (4,778)
    Net income (loss) per share                         0.09             0.08             (0.67)           (0.51)

  Fiscal year ended May 31, 1996:
    Operating revenues                         $     161,313    $     124,079     $     123,641      $   132,231
    Operating income                                  11,141           11,222            13,514           15,832
    Net income                                         3,565            4,551             5,868            7,699
    Net income per share (primary)                      0.17             0.23              0.30             0.39
    Net income per share (fully-diluted)                 N/A              N/A               N/A             0.37

         N/A - Not applicable
    (a)  Sixteen week quarter
    (b)  Twelve week quarters

     The computation of fully-diluted earnings per share is based on the higher of the average or year-end market price of the Company's common stock.

                          Independent Auditors' Report



The Board of Directors and Shareholders
KinderCare Learning Centers, Inc.:

We have audited the consolidated balance sheet of KinderCare Learning Centers, Inc. and subsidiaries as of May 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
August 15, 1997

                          Independent Auditors' Report



The Board of Directors and Shareholders
KinderCare Learning Centers, Inc.:

We have audited the accompanying consolidated balance sheet of KinderCare Learning Centers, Inc. and subsidiaries as of May 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended May 31, 1996 and June 2, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 31, 1996, and the results of their operations and their cash flows for the years ended May 31, 1996 and June 2, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
August 9, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 14, 1997, the Company engaged Deloitte & Touche LLP as independent accountants to audit the Company's financial statements for the fiscal year ending May 30, 1997 and elected not to renew the engagement of the Company's previous accountants, KPMG Peat Marwick LLP. The decision was approved by the Company's Board of Directors.

     In connection with the audits of the fiscal years ended May 31, 1996 and June 2, 1995, and for all subsequent periods through April 14, 1997, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. No adverse opinions or disclaimers of opinions were given by KPMG Peat Marwick LLP during the fiscal years ended May 31, 1996 and June 2, 1995, and for all subsequent periods through April 14, 1997, nor were any of their opinions qualified or modified as to uncertainty, audit scope, or accounting principle during the time KPMG Peat Marwick LLP was engaged.

     The Company requested that KPMG Peat Marwick LLP furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated April 17, 1997, was filed as Exhibit 16 to the above referenced filing on Form 8-K.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information contained under the headings "Certain Information Concerning Nominees and Directors," "Meetings of the Board of Directors and Committees" and "Beneficial Ownership Reporting--Section 16(a) Compliance" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1997 annual meeting of shareholders to be held on November 11, 1997.


                         ITEM 11. EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Executive Compensation" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1997 annual meeting of shareholders to be held on November 11, 1997. In no event shall the information contained in the proxy statement under the sections entitled "Shareholder Return Analysis" and "Compensation Committee's Report on Executive Compensation" be included in this reference.


            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company hereby incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1997 annual meeting of shareholders to be held on November 11, 1997.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the heading "Certain Transactions" from its definitive proxy statement to be delivered to the shareholders of the Company in connection with the 1997 annual meeting of shareholders to be held on November 11, 1997.

                                     PART IV

               ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference:

(a)(1)   Financial Statements.

                                                                            Page
                                                                            ----

             Consolidated Balance Sheets as of May 30, 1997 and
                 May 31, 1996.................................................36

             Consolidated Statements of Operations for the fiscal years ended May 30, 1997, May 31, 1996 and
                 June 2, 1995.................................................37

             Consolidated Statements of Shareholders' Equity
                 for the fiscal years ended May 30, 1997, May 31,
                 1996 and June 2, 1995........................................38

             Consolidated Statements of Cash Flows for the fiscal years ended May 30, 1997, May 31, 1996 and
                 June 2, 1995.................................................39

             Notes to Consolidated Financial Statements....................40-54

             Independent Auditors' Reports.................................55-56

(a)(2)   Schedules to Financial Statements.

         None.

(a)(3)   Exhibits.

         The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit
Number        Description of Exhibits
------        -----------------------

 2(a) Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centers, Inc. ("KinderCare") and KCLC Acquisition Corp. ("KCLC Acquisition") (incorporated by reference to Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(b) Merger Agreement Amendment dated as of December 27, 1996 between KinderCare and KCLC Acquisition (incorporated by reference to Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(c) Voting Agreement, dated as of October 3, 1996, among KCLC Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(d) Voting Agreement Amendment dated as of December 27, 1996 among KCLC Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(e) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 3(a) Certificate of Merger of KCLC Acquisition into KinderCare (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 3(b) By-Laws of KinderCare (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, file no. 333-23127).

 4(a) Indenture dated as of February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from
              Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 4(b) Form of 9 1/2 % Senior Subordinated Note due 2009. (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 4(c) Form of 9 1/2% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(a) Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(b) Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associated L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(c) Registration Rights Agreement dated February 13, 1997 among KinderCare, Chase Securities, Inc., BT Securities Corporation, Salomon Brothers Inc and Smith Barney Inc. (incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(d) Employment Agreement of Philip L. Maslowe dated May 8, 1995 (incorporated by reference from Exhibit 10(w) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2,
              1995).

 10(e) Letter Agreement relating to termination of employment of Sandra Scarr dated January 8, 1997.

 10(f) Lease between 600 Holladay Limited Partnership and KinderCare Learning Centers, Inc. dated June 2, 1997.

 16 Letter from KPMG Peat Marwick LLP re Change in Certifying Accountant, hereby incorporated by reference from Exhibit 16 of the Registrant's Current Report on Form 8-K dated April 17, 1997.

 21           Subsidiaries of KinderCare.

 27           Financial Data Schedule.

(b)      Reports on Form 8-K.

         The registrant filed the no reports on Form 8-K during the fourth quarter of fiscal 1997.

 (c)     Exhibits Required by Item 601 of Regulation S-K.

         The Exhibits to this Report are listed under item 14(a)(3) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1997.


                                       KINDERCARE LEARNING CENTERS, INC.


                                       By:  /s/ DAVID J. JOHNSON
                                            ------------------------------------
                                            David J. Johnson
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed on the 28th day of August, 1997 by the following persons in the capacities indicated:

                Signature                                            Title

       /s/ DAVID J. JOHNSON             Chief Executive Officer, and Chairman
-----------------------------------     of the Board of Directors (Principal
           David J. Johnson             Executive Officer)

       /s/ DAN JACKSON                  Vice President, Financial Control and
-----------------------------------     Planning (Principal Financial Accounting
                                        Officer)

       /s/ HENRY R. KRAVIS              Director
-----------------------------------
           Henry R. Kravis

       /s/ GEORGE R. ROBERTS            Director
-----------------------------------
           George R. Roberts

       /s/ CLIFTON S. ROBBINS           Director
-----------------------------------
           Clifton S. Robbins

       /s/ NILS P. BROUS                Director
-----------------------------------
           Nils P. Brous

       /s/ SANDRA W. SCARR, Ph.D.       Director
-----------------------------------
           Sandra W. Scarr

       /s/ STEPHEN KAPLAN               Director
-----------------------------------
           Stephen Kaplan

                        KinderCare Learning Centers, Inc.
                           Annual Report on Form 10-K
                         Fiscal Year Ended May 30, 1997

                                  Exhibit Index

Exhibit
Number        Description of Exhibits
------        -----------------------

 2(a) Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centers, Inc. ("KinderCare") and KCLC Acquisition Corp. ("KCLC Acquisition") (incorporated by reference to Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(b) Merger Agreement Amendment dated as of December 27, 1996 between KinderCare and KCLC Acquisition (incorporated by reference to Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(c) Voting Agreement, dated as of October 3, 1996, among KCLC Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(d) Voting Agreement Amendment dated as of December 27, 1996 among KCLC Acquisition and the stockholders parties thereto (incorporated by reference to Exhibit 2.2(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

 2(e) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 3(a) Certificate of Merger of KCLC Acquisition into KinderCare (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 3(b) By-Laws of KinderCare (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, file no. 333-23127).

 4(a) Indenture dated as of February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from
              Exhibit 4.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 4(b) Form of 9 1/2 % Senior Subordinated Note due 2009. (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 4(c) Form of 9 1/2% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(a) Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(b) Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associated L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(c) Registration Rights Agreement dated February 13, 1997 among KinderCare, Chase Securities, Inc., BT Securities Corporation, Salomon Brothers Inc and Smith Barney Inc. (incorporated by reference from Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

 10(d) Employment Agreement of Philip L. Maslowe dated May 8, 1995 (incorporated by reference from Exhibit 10(w) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2,
              1995).

 10(e) Letter Agreement relating to termination of employment of Sandra Scarr dated January 8, 1997.

 10(f) Lease between 600 Holladay Limited Partnership and KinderCare Learning Centers, Inc. dated June 2, 1997.

 16 Letter from KPMG Peat Marwick LLP re Change in Certifying Accountant, hereby incorporated by reference from Exhibit 16 of the Registrant's Current Report on Form 8-K dated April 17, 1997.

 21           Subsidiaries of KinderCare.

 27           Financial Data Schedule.