Form 10-Q
period 1997-09-19
KINDERCARE LEARNING CENTERS INC /DE
filed 1997-10-31
CIK 832812

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 19, 1997
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________


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

                          650 NE Holladay, Suite 1400
                             Portland, Oregon 97232
                    (Address of principal executive offices)

                                 (503) 872-1300
              (Registrant's telephone number, including area code)

                   (Former name, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court. Yes [X] No [ ]

     The number of shares of registrant's common stock, $.01 par value per share, outstanding at October 17, 1997 was 9,368,421.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries
                                      Index


                                                                            Page

Part 1.   Financial Information

          Item 1.  Consolidated financial statements (unaudited):

                   Consolidated balance sheets at September 19, 1997 and
                     May 30, 1997 (unaudited)..................................1

                   Consolidated statements of operations for the sixteen
                     weeks ended September 19, 1997 and September 20,
                     1996 (unaudited)..........................................2

                   Consolidated statements of shareholders' equity
                     for the sixteen weeks ended September 19, 1997
                     and for the fiscal year ended May 30, 1997 (unaudited)....3

                   Consolidated statements of cash flows for the sixteen
                     weeks ended September 19, 1997 and
                     September 20, 1996 (unaudited)............................4

                   Notes to unaudited consolidated financial statements........5

          Item 2.  Management's discussion and analysis of
                     financial condition and results of operations.............7

Part II.  Other Information

          Item 1.  Legal proceedings..........................................14

          Item 6.  Exhibits and reports on Form 8-K...........................14

Signatures....................................................................15

                                     PART I

Item 1.     Consolidated Financial Statements (unaudited)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                     September 19, 1997           May 30, 1997
                                                                     ------------------           ------------
Assets:
Current assets:
    Cash and cash equivalents                                               $    13,390            $    24,150
    Receivables                                                                  15,242                 13,649
    Deferred income taxes                                                        14,127                 14,127
    Prepaid expenses and supplies                                                 7,899                  6,114
                                                                            -----------            -----------
       Total current assets                                                      50,658                 58,040

Property and equipment, net                                                     474,226                471,558
Deferred income taxes                                                            14,660                 11,621
Deferred financing costs and other assets                                        27,142                 28,659
                                                                            -----------            -----------
                                                                            $   566,686            $   569,878
                                                                            ===========            ===========

Liabilities and Shareholders' Equity:
Current liabilities:
     Bank overdrafts                                                        $     7,829            $     5,357
     Accounts payable                                                             7,691                 10,746
     Accrued expenses and other liabilities                                      63,001                 69,056
     Current portion of long-term debt                                            1,719                  1,760
                                                                            -----------            -----------
       Total current liabilities                                                 80,240                 86,919

Long-term debt                                                                  392,753                393,129
Self insurance liabilities                                                       21,343                 21,880
Other noncurrent liabilities                                                     44,543                 40,243
                                                                            -----------            -----------
       Total liabilities                                                        538,879                542,171
                                                                            -----------            -----------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                                           --                     --
     Common stock, $.01 par value; authorized
        40,000,000 shares; issued and outstanding
        9,368,421 shares                                                             94                     94
     Retained earnings                                                           27,781                 27,753
     Cumulative translation adjustment                                              (68)                  (140)
                                                                            -----------            -----------
       Total shareholders' equity                                                27,807                 27,707
                                                                            -----------            -----------
                                                                            $   566,686            $   569,878
                                                                            ===========            ===========


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                              Sixteen Weeks Ended
                                                    -----------------------------------------
                                                    September 19, 1997     September 20, 1996
                                                    ------------------     ------------------
Operating revenues, net                                 $      180,562         $      171,427
                                                        --------------         --------------
Operating expenses:
    Salaries, wages and benefits                                99,529                 93,340
    Depreciation                                                11,280                 11,857
    Rent                                                         8,251                  8,650
    Provision for doubtful accounts                              1,151                  1,040
    Other                                                       46,139                 46,789
    Restructuring charges                                        1,563                     --
                                                        --------------         --------------
           Total operating expenses                            167,913                161,676
                                                        --------------         --------------
Operating income                                                12,649                  9,751
Investment income, net                                             348                     71
Interest expense                                               (12,954)                (4,940)
                                                        --------------         --------------
                                                                    43                  4,882
Income before income taxes and
    extraordinary item

Income tax expense                                                  15                  1,904
                                                        --------------         --------------
Income before extraordinary items                                   28                  2,978
Extraordinary item - loss on early retirement of
    debt, net of income taxes of $786                               --                  1,229
                                                        --------------         --------------
            Net income                                  $           28         $        1,749
                                                        ==============         ==============

Primary earnings per common share:
    Income before extraordinary item                    $        0.003         $        0.148
    Extraordinary item - loss on  early
       retirement of debt, net of income taxes                      --                  0.061
                                                        --------------         --------------
            Net income                                  $        0.003         $        0.087
                                                        ==============         ==============

    Weighted average common and common
       equivalent shares outstanding                         9,368,000             20,039,000
                                                        ==============         ==============


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                    Common Stock            Additional                     Cumulative
                             --------------------------        Paid-in        Retained    Translation       Treasury
                                  Shares         Amount        Capital        Earnings     Adjustment          Stock          Total
                             -----------     ----------     ----------     -----------     ----------     ----------     ----------
Balance at May 31, 1996       19,981,807     $      199     $  200,980     $    61,799     $      (20)    $     (523)    $  262,435
   Net loss                           --             --             --         (12,967)            --             --        (12,967)
   Cumulative translation
     adjustment                       --             --             --              --           (120)            --           (120)
   Issuance of common stock    7,986,842             80        151,670              --             --             --        151,750
   Purchase and retirement
     of common stock         (20,217,416)          (201)      (361,685)        (21,079)            --            523       (382,442)
   Purchase of outstanding
     warrants                         --             --        (11,143)             --             --             --        (11,143)
   Exercise of stock
     options and warrants      1,617,188             16         19,735              --             --             --         19,751
   Tax benefit of
     option exercises                 --             --            443              --             --             --            443
                             -----------     ----------     ----------     -----------     ----------     ----------     ----------
Balance at May 30, 1997        9,368,421             94             --          27,753           (140)            --         27,707
   Net income                         --             --             --              28             --             --             28
   Cumulative translation
     adjustment                       --             --             --              --             72             --             72
                             -----------     ----------     ----------     -----------     ----------     ----------     ----------
Balance at
  September 19, 1997           9,368,421     $       94     $       --     $    27,781     $      (68)    $       --     $   27,807
                             ===========     ==========     ==========     ===========     ==========     ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Sixteen Weeks Ended
                                                         -------------------------------------------
                                                         September 19, 1997       September 20, 1996
                                                         ------------------       ------------------
Cash flows from operations:
    Net income                                                $          28             $      1,749
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                  11,280                   11,857
       Amortization of deferred financing costs and                     981                       --
         intangibles
       Gain on sales and disposals of property and
         equipment, net                                                (124)                     (42)
       Extraordinary item - loss on early retirement
         of debt, net of income taxes                                    --                    1,229
       Changes in operating assets and liabilities:
            Decrease (increase) in receivables                       (1,539)                     158
            Increase in prepaid expenses and supplies                (1,785)                  (2,121)
            Decrease (increase) in other assets                        (248)                     285
            Decrease in accounts payable, accrued
              expenses and other liabilities                         (8,222)                  (6,290)
            Other, net                                                  184                     (301)
                                                              -------------             ------------
Net cash provided by operating activities                               555                    6,524
                                                              -------------             ------------

Cash flows from investing activities:
    Purchases of property and equipment                             (14,696)                 (16,059)
    Proceeds from sales of property and equipment                       816                      704
    Proceeds from collection of notes receivable and other              785                       10

                                                              -------------             ------------
Net cash used by investing activities                               (13,095)                 (15,345)
                                                              -------------             ------------

Cash flows from financing activities:
    Bank overdrafts                                                   2,472                      866
    Revolving credit facility borrowings                                 --                   48,000
    Exercise of stock options and warrants                               --                      508
    Payments on long-term borrowings                                   (419)                 (30,342)
    Payments on capital leases                                         (273)                      --
    Purchases of treasury stock and warrants                             --                  (14,251)
                                                              -------------             ------------
Net cash provided by financing activities                             1,780                    4,781
                                                              -------------             ------------

Decrease in cash and cash equivalents                               (10,760)                  (4,040)
Cash and cash equivalents at the beginning of the period             24,150                   15,597
                                                              -------------             ------------
Cash and cash equivalents at the end of the period            $      13,390             $     11,557
                                                              =============             ============
Supplemental cash flow information:
    Interest paid                                             $      16,633             $      7,106
    Income taxes paid (refunded), net                                   (23)                     743


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest provider of for-profit preschool educational and child care services in the United States. At September 19, 1997, KinderCare operated 1,146 centers in 38 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corporation; KinderCare Real Estate; KinderCare Learning Centres, Limited and KinderCare Properties, Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at September 19, 1997 and the results of operations and cash flows for each of the sixteen weeks ended September 19, 1997 and September 20, 1996. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The 1998 and 1997 fiscal years are each 52 weeks long.

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

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.   Recapitalization

     On October 3, 1996, the Company and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). KCLC was a wholly owned subsidiary of KLC Associates, L.P., a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"). Pursuant to the Merger Agreement, on February 13, 1997, KCLC was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, affiliates of KKR owned 7,828,947 shares, or approximately 83.6% of the Company's common stock outstanding after the Merger. Subject to certain provisions of the Merger Agreement, each issued and outstanding share of common stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of common stock, subject to proration.

     In connection with the Merger, the Company repaid the outstanding $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million 9-1/2% senior subordinated notes, executed a revolving credit facility of $300.0 million, executed a term loan facility of $90.0 million, against which $50.0 million was immediately drawn, and issued 7,828,947 shares of common stock to KKR affiliates for $148.8 million.

3.   Restructuring Charges

     During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. During the first quarter of fiscal year 1998, the Company recognized $1.6 million in restructuring charges. The charges are primarily comprised of costs incurred in the recruitment and relocation of employees and travel, computer and architecture costs related to the office relocation. The Company anticipates incurring an additional $4.2 million in restructuring charges related to the relocation during the second and third quarters of fiscal year 1998.

4.   Extraordinary Loss

     During the first quarter of fiscal year 1997, the Company purchased $30.0 million aggregate principal amount of its 10-3/8% senior subordinated notes for an aggregate price of $31.5 million. This transaction included the write-off of deferred financing costs of $0.5 million and resulted in an extraordinary loss of $1.2 million, net of income taxes of $0.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the quarters ended September 19, 1997 ("first quarter of fiscal 1998") and September 20, 1996 ("first quarter of fiscal 1997"), each of which was sixteen weeks long.

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

     Average tuition rate is defined by the Company as actual net operating revenues, exclusive of fees (primarily reservation and registration) and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

Results of Operations

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                    Sixteen Weeks                  Sixteen Weeks                       Change
                                            Ended        Percent           Ended       Percent         Amount
                                     September 19,            of    September 20,           of       Increase/
                                             1997       Revenues            1996      Revenues      (Decrease)
                                       ----------     ----------      ----------    ----------      ---------
Operating revenues, net                $  180,562         100.0%      $  171,427        100.0%      $   9,135
                                       ----------     ----------      ----------    ----------      ---------
Operating expenses:
   Salaries, wages and benefits            99,529          55.1%          93,340         54.5%          6,189
   Depreciation                            11,280           6.2%          11,857          6.9%           (577)
   Rent                                     8,251           4.6%           8,650          5.0%           (399)
   Other                                   47,290          26.2%          47,829         27.9%           (539)
   Restructuring charges                    1,563           0.9%              --            --          1,563
                                       ----------     ----------      ----------    ----------      ---------
     Total operating expenses             167,913          93.0%         161,676         94.3%          6,237
                                       ----------     ----------      ----------    ----------      ---------
Operating income                       $   12,649           7.0%      $    9,751          5.7%      $   2,898
                                       ==========     ==========      ==========    ==========      =========

     Operating revenues, net - Net operating revenues increased $9.1 million, or 5.3%, to $180.6 million in the first quarter of fiscal 1998 from the comparable quarter last year. The increase in net operating revenues is primarily attributable to a 4.7% weighted average tuition increase implemented in the fall of 1996 and to new center openings and acquisitions. The average tuition rate increased to $105.10 in the first quarter of fiscal 1998 from $101.58 in the first quarter of fiscal 1997. The positive effect of those factors on net operating revenues was offset in part by a slight decline in occupancy and center closings.

     Total Company occupancy decreased slightly to 67.7% in the first quarter of 1998 from 68.3% in the comparable quarter last year. The Company believes the decline in occupancy was caused by a variety of factors including, in particular, the following initiatives implemented in fiscal 1997: (a) a reduced, lower cost marketing program, (b) changes in field operations management which provided less direct center supervision and (c) an expanded employee child care discount program that may have precluded the enrollment of tuition paying children. The Company is continuing to evaluate such initiatives and has made certain revisions during the first quarter of fiscal 1998, including funding a targeted marketing program, adding certain area manager positions and additional regional field support to increase center supervision and, effective July 1997, limiting the employee child care discount. Occupancy is typically lower during the summer months and increases in September in conjunction with the annual back-to-school drive.

     During the first quarter of fiscal 1998, the Company opened seven new community centers and closed or sold three centers. During the first quarter of fiscal 1997, the Company opened nine new centers: eight community centers and one KinderCare At Work(R) center; and closed or sold six centers. Total licensed capacity increased to 143,000 at the end of the first quarter fiscal 1998 from 141,000 at the end of the first quarter of fiscal 1997. At September 19, 1997, the Company operated 1,148 centers.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $6.2 million, or 6.6%, to $99.5 million in the first quarter of fiscal 1998 from the comparable quarter last year. The expense directly associated with the centers was $93.4 million in the first quarter of fiscal 1998, an increase of $4.3 million from the first quarter of fiscal 1997. Approximately $3.0 million of the increase is attributable to increased center staff wage rates. Average hourly center staff wages increased approximately 3.9% for the first quarter of fiscal 1998 versus the first quarter of fiscal 1997. At the center level, salaries, wages and benefits expense, as a percentage of net operating revenues, decreased slightly to 51.7% in the first quarter of fiscal 1998 from 52.0% in the first quarter of fiscal 1997 due to the control of labor hours by field management. Management bonus expense, at the center level, increased approximately $1.0 million as a result of the Company's improved operating performance.

     The remaining increase, for the total Company, is principally due to additional management bonus expense for the field management and corporate administrative staff of $0.8 million and higher salaries as a result of the relocation of the corporate office to Portland, Oregon and the addition of certain field management positions. Payroll taxes have increased commensurate with the increase in salary and wage expense. As a percentage of net operating revenues, total salaries, wages and benefits expense increased only slightly to 55.1% in the first quarter of fiscal 1998 from 54.5% in the first quarter of fiscal 1997.

     Depreciation - Depreciation expense decreased to $11.3 million in the first quarter of fiscal 1998 from $11.9 million in the comparable quarter of last year due to the impact of certain assets reaching the end of their estimated depreciable lives, offset slightly by the additional depreciation expense related to new centers. The Company has opened 15 new centers and closed 17 older centers since the end of the first quarter of fiscal 1997.

     Rent - Rent expense decreased to $8.3 million in the first quarter of fiscal 1998 from $8.7 million in the comparable quarter of last year. The decrease is primarily a result of the closure of 17 leased centers, offset slightly by the opening of one leased center, since the end of the first quarter of fiscal 1997. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods. The Company anticipates higher rent expense associated with the Company's new headquarters in Portland, Oregon beginning in the second quarter of fiscal 1998.

     Other operating expenses - Other operating expenses decreased to $47.3 million in the first quarter of fiscal 1998 from $47.8 million in the comparable quarter of last year. As a percentage of net operating revenues, other operating expenses decreased to 26.2% in the first quarter of fiscal 1998 from 27.9% in the first quarter of fiscal 1997. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and insurance, and expenses related to field management and corporate administration. Center direct and corporate expenses have declined for the most part due to effective cost control by management. These declines are partially offset by an increase of $1.1 million in marketing expenses in order to fund a targeted marketing program during the first quarter of fiscal 1998.

     Restructuring charges - During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. During the first quarter of fiscal year 1998, the Company recognized $1.6 million in restructuring charges. The charges are primarily comprised of costs incurred in the recruitment and relocation of employees and travel, computer and architecture costs related to the office relocation. The Company anticipates incurring an additional $4.2 million in restructuring charges related to the relocation during the second and third quarters of fiscal year 1998.

     Operating income - Operating income increased $2.9 million, or 29.7%, to $12.6 million for the first quarter of fiscal 1998 as compared to the comparable quarter last year. Operating income before restructuring charges increased $4.5 million, or 45.7%, to $14.2 million in the first quarter of fiscal 1998 as compared to the comparable quarter last year due to the weighted average tuition rate increase, the effective management of center labor hours and the control of costs directly associated with the centers and corporate administration expenses, as discussed above.

     First quarter of fiscal 1998 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, of $24.3 million was $3.8 million above the comparable quarter last year. As a percentage of net operating revenues, EBITDA for the first quarter of fiscal 1998 was 13.4% compared to 11.9% for the first quarter of fiscal 1997. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges, investment income and extraordinary items was $25.5 million in the first quarter of fiscal 1998, an increase of $3.9 million from the comparable quarter last year. As a percentage of net operating revenues, Adjusted EBITDA improved to 14.1% in the first quarter of fiscal 1998 from 12.6% in the first quarter of fiscal 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Net investment income - Net investment income increased to $0.3 million in the first quarter of fiscal 1998 from $0.1 million in the comparable quarter last year due to higher average cash balances outstanding during the period.

     Interest expense - Interest expense increased to $13.0 million in the first quarter of fiscal 1998 from $4.9 million in the comparable quarter last year. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.4% for the first quarter of fiscal 1998 versus 9.3% for the first quarter of fiscal 1997. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for the first quarter of fiscal 1998 of $15,000 was computed by applying statutory federal income tax rates to income before income taxes. Income tax expense varies from the statutory federal rate due primarily to state income taxes and tax credits.

     Extraordinary item - During the first quarter of fiscal 1997, the Company purchased $30.0 million aggregate principal of its 10-3/8% senior subordinated notes for an aggregate price of $31.5 million. This transaction included the write-off of deferred financing costs of $0.5 million and resulted in an extraordinary loss of $1.2 million, net of income taxes of $0.8 million.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     The Company's consolidated net cash flow from operations for the first quarter of fiscal 1998 was $0.6 million, compared to $6.5 million for the comparable quarter last year. The decrease in net cash flow from operations is primarily a result of the payment of $16.6 million of interest expense in the first quarter of fiscal 1997 as compared to $7.1 million in the first quarter of fiscal 1996. Cash and cash equivalents totaled $13.4 million at September 19, 1997 compared to $24.2 million at May 30, 1997.

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday period. The decreased attendance in the summer months and during the year-end holiday period may result in decreased liquidity during these periods.

     Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1998, the Company anticipates opening 20 to 25 new centers. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate (excluding center closings), which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as underperforming. The length of time from site selection to the opening of a center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.5 million to $1.8 million depending on the size and location of the center; however, the actual costs of a particular center may vary from such range. New centers are based upon detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

     The Company also plans to make significant capital expenditures in connection with the renovation of its existing facilities. The Company expects to make these improvements over the next three to four years. During the second quarter of fiscal 1998, the Company anticipates spending approximately $15.0 million for educational toys and equipment in order to upgrade the quantity and quality of such items in each center.

     During the first quarter of fiscal 1998, the Company opened seven community centers. There are no planned additions to the Company's Kids' Choice(TM) format as management does not believe that the concept is meeting its full potential and needs further refinement. The Company currently anticipates that any Kid's Choice(TM) center that is underperforming when its lease expires will be closed at that time. During the first quarter of fiscal 1997, new center openings totaled nine centers; consisting of eight community centers and one KinderCare At Work(R) center.

     Capital expenditures during the first quarter of fiscal 1998 amounted to approximately $14.7 million. Approximately $8.4 million was spent on new center development, $3.2 million was spent on equipment purchases, $2.5 million was spent in renovations and improvements to existing facilities and the remaining $0.6 million was spent on corporate information systems. Capital expenditures during the first quarter of fiscal 1997 amounted to approximately $16.1 million. Approximately $9.3 million was spent on new center development, $4.0 million was spent on equipment purchases and the remaining $2.8 million was spent in renovations and improvements to existing facilities.

         Capital expenditure limits under the credit facilities for fiscal 1998 are $100.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to certain exceptions. Also, the Company is permitted a degree of flexibility under the provisions of the indenture under which the senior subordinated notes were issued and the credit facilities with respect to the incurrence of additional indebtedness, including through certain mortgages or sale-leaseback transactions.

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

     Approximately 55.1% of operating expenses during the first quarter of fiscal 1998 consisted of salary, wages and benefits. At September 19, 1997, the Company's average wage rate for hourly employees was $6.57 per hour, compared to the current federal minimum wage rate of $5.15 per hour. During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 effective September 1, 1997. The effect of the federal minimum wage increase is not material to the results of operations.

     The Company believes that, through increases in its tuition rates, it can recover any increase in expenses caused by the minimum wage rate. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement further changes in addition to those discussed above.

Forward Looking Statements

     When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning the Company's operations, economic performance and financial condition, including, in particular the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the effects of economic conditions; federal and state legislation regarding welfare reform and minimum wage increases, competitive conditions in the child care and early education industries; availability of a qualified labor pool and the impact of government regulations; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; and other risk factors that are discussed in this report and, from time to time, in the Securities and Exchange Commission reports and other filings which would cause actual results to differ materially from those expressed in or implied by the statements herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                     PART II
                                Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits

               10(a) Restated KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan Effective August 1, 1996

               10(b)   Form of Letter Regarding 1998 Management Bonus Plan

               10(c) 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries

               10(d)   Form of Management Stockholder's Agreement

               10(e)   Form of Non-Qualified Stock Option Agreement

               10(f)   Form of Sale Participation Agreement

               10(g)   Form of Term Note

               10(h)   Form of Pledge Agreement

               10(i) Stockholders' Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson

               10(j) Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson

               10(k) Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson

               27      Financial Data Schedule

         (b)   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       KINDERCARE LEARNING CENTERS, INC.
                                       (Registrant)



Date:  October 30, 1997                /s/ DAVID J. JOHNSON
                                       -----------------------------------------
                                       David J. Johnson
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer


Date:  October 30, 1997                /s/ DAN R. JACKSON
                                       -----------------------------------------
                                       Dan Jackson
                                       Vice President, Financial Control and
                                       Planning (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
   No.      Description
-------     -----------

  10(a) Restated KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan Effective August 1, 1996

  10(b)     Form of Letter Regarding 1998 Management Bonus Plan

  10(c) 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries

  10(d)     Form of Management Stockholder's Agreement

  10(e)     Form of Non-Qualified Stock Option Agreement

  10(f)     Form of Sale Participation Agreement

  10(g)     Form of Term Note

  10(h)     Form of Pledge Agreement

  10(i) Stockholders' Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson

  10(j) Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson

  10(k) Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson

  27        Financial Data Schedule