Form 10-Q
period 1997-12-12
KINDERCARE LEARNING CENTERS INC /DE
filed 1998-01-23
CIK 832812

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

                For the quarterly period ended December 12, 1997

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
         (State or other                                   (I.R.S. Employer
 jurisdiction of incorporation)                         Identification Number)

                          650 N.E. Holladay, Suite 1400
                             Portland, Oregon 97232
                    (Address of principal executive offices)

                                 (503) 872-1300
              (Registrant's telephone number, including area code)

                   (Former name, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value per share, outstanding at January 9, 1998 was 9,368,421.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


                                                                            Page

Part 1.   Financial Information

          Item 1.    Consolidated financial statements (unaudited):

                     Consolidated balance sheets at December 12, 1997 and
                         May 30, 1997 (unaudited)..............................2

                     Consolidated statements of operations for the twelve and
                        twenty-eight weeks ended December 12, 1997 and
                        December 13, 1996 (unaudited)..........................3

                     Consolidated statements of shareholders' equity
                        for the twenty-eight weeks ended December 12, 1997
                        and the fiscal year ended May 30, 1997 (unaudited).....4

                     Consolidated statements of cash flows for the twenty-
                        eight weeks ended December 12, 1997 and
                        December 13, 1996 (unaudited)..........................5

                     Notes to unaudited consolidated financial statements......6

          Item 2.    Management's discussion and analysis of
                     financial condition and results of operations.............8

Part II.  Other Information

          Item 6.    Exhibit and reports on Form 8-K..........................18

Signatures....................................................................19

                                     PART I

Item 1.     Consolidated Financial Statements (unaudited)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                     December 12, 1997           May 30, 1997
                                                                     -----------------        ---------------
Assets:
Current assets:
    Cash and cash equivalents                                             $      8,621           $     24,150
    Receivables                                                                 17,006                 13,649
    Deferred income taxes                                                       14,127                 14,127
    Prepaid expenses and supplies                                                7,068                  6,114
                                                                          ------------           ------------
       Total current assets                                                     46,822                 58,040

Property and equipment, net                                                    485,987                471,558
Deferred income taxes                                                           15,567                 11,621
Deferred financing costs and other assets                                       26,144                 28,659
                                                                          ------------           ------------
                                                                          $    574,520           $    569,878
                                                                          ============           ============

Liabilities and Shareholders' Equity:
Current liabilities:
     Bank overdrafts                                                      $      4,772           $      5,357
     Accounts payable                                                            9,294                 10,746
     Accrued expenses and other liabilities                                     66,369                 69,056
     Current portion of long-term debt                                           1,732                  1,760
                                                                          ------------           ------------
       Total current liabilities                                                82,167                 86,919

Long-term debt                                                                 392,345                393,129
Self insurance liabilities                                                      26,338                 21,880
Other noncurrent liabilities                                                    45,366                 40,243
                                                                          ------------           ------------
       Total liabilities                                                       546,216                542,171
                                                                          ------------           ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                                          --                     --
     Common stock, $.01 par value; authorized
        40,000,000 shares; issued and outstanding
        9,368,421 shares                                                            94                     94
     Retained earnings                                                          28,100                 27,753
     Cumulative translation adjustment                                             110                   (140)
                                                                          ------------           ------------
       Total shareholders' equity                                               28,304                 27,707
                                                                          ------------           ------------
                                                                          $    574,520           $    569,878
                                                                          ============           ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                   Twelve Weeks Ended                    Twenty-Eight Weeks Ended
                                        --------------------------------------    --------------------------------------
                                        December 12, 1997    December 13, 1996    December 12, 1997    December 13, 1996
                                        -----------------    -----------------    -----------------    -----------------
Operating revenues, net                      $    135,587         $    128,324         $    316,149         $    299,751
                                             ------------         ------------         ------------         ------------
Operating expenses:
    Salaries, wages and benefits                   74,237               68,875              173,766              162,215
    Depreciation                                    7,888                7,351               19,168               19,208
    Rent                                            5,788                5,857               14,039               14,507
    Provision for doubtful accounts                   814                  811                1,965                1,851
    Other                                          33,761               32,591               79,900               79,380
    Restructuring charges and other
      (income), net                                 3,292               (1,527)               4,855               (1,527)
                                             ------------         ------------         ------------         ------------
           Total operating expenses               125,780              113,958              293,693              275,634
                                             ------------         ------------         ------------         ------------
Operating income                                    9,807               14,366               22,456               24,117
Investment income, net                                 94                   15                  442                   86
Interest expense                                   (9,418)              (3,201)             (22,372)              (8,141)
                                             ------------         ------------         ------------         ------------
Income before income taxes and
    extraordinary items                               483               11,180                  526               16,062

Income tax expense                                    164                4,360                  179                6,264
                                             ------------         ------------         ------------         ------------
Income before extraordinary items                     319                6,820                  347                9,798
Extraordinary items - loss on early
  retirement of debt, net of income taxes              --                5,251                   --                6,480
                                             ------------         ------------         ------------         ------------
            Net income                       $        319         $      1,569         $        347         $      3,318
                                             ============         ============         ============         ============

Primary earnings per common share:
    Income before extraordinary items        $       0.03         $       0.33         $       0.04         $       0.48

    Extraordinary items - loss on
       early retirement of debt,
       net of income taxes                             --                 0.25                   --                 0.32
                                             ------------         ------------         ------------         ------------
            Net income                       $       0.03         $       0.08         $       0.04         $       0.16
                                             ============         ============         ============         ============
Weighted average common and common
    equivalent shares outstanding               9,368,000           20,599,000            9,368,000           20,334,000
                                             ============         ============         ============         ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                    Common Stock           Additional                       Cumulative
                              --------------------------      Paid-in         Retained     Translation     Treasury
                                    Shares        Amount      Capital         Earnings      Adjustment        Stock         Total
                              ------------    ----------   ----------    -------------    ------------    ---------    ----------
Balance at May 31, 1996         19,981,807    $      199   $  200,980       $   61,799         $   (20)   $    (523)   $  262,435
    Net loss                            --            --           --          (12,967)             --           --       (12,967)
    Cumulative translation
       adjustment                       --            --           --               --            (120)          --          (120)
    Issuance of common stock     7,986,842            80      151,670               --              --           --       151,750
    Purchase and retirement
       of common stock         (20,217,416)         (201)    (361,685)         (21,079)             --          523      (382,442)
    Purchase of outstanding
       warrants                         --            --      (11,143)              --              --           --       (11,143)
    Exercise of stock options
       and warrants              1,617,188            16       19,735               --              --           --        19,751
    Tax benefit of option
       exercises                        --            --          443               --              --           --           443
                               -----------    ----------   ----------       ----------         -------    ---------    ----------
Balance at May 30, 1997          9,368,421            94           --           27,753            (140)          --        27,707
    Net income                          --            --           --              347              --           --           347
    Cumulative translation
       adjustment                       --            --           --               --             250           --           250
                               -----------    ----------   ----------       ----------         -------    ---------    ----------
Balance at December 12, 1997     9,368,421    $       94   $       --       $   28,100         $   110    $      --    $   28,304
                               ===========    ==========   ==========       ==========         =======    =========    ==========


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 Twenty-eight Weeks Ended
                                                          ------------------------------------------
                                                          December 12, 1997        December 13, 1996
                                                          -----------------        -----------------
Cash flows from operations:
    Net income                                                   $      347              $     3,318
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                  19,168                   19,208
       Amortization of deferred financing costs and
         intangibles                                                  1,517                      783
       Gain on sales and disposals of property and
         equipment, net                                                (124)                     (34)
       Extraordinary items-loss on early
         retirement of debt, net of income taxes                         --                    6,480
       Changes in operating assets and liabilities:
              Decrease (increase) in receivables                     (3,303)                      97
              Increase in prepaid expenses and supplies                (953)                  (1,124)
              Decrease (increase) in other assets                       207                   (2,393)
              Increase (decrease)in accounts payable,
                accrued expenses and other liabilities                1,256                   (9,676)
              Other, net                                                250                      (48)
                                                                 ----------               ----------
Net cash provided by operating activities                            18,365                   16,611
                                                                 ----------               ----------

Cash flows from investing activities:
    Purchases of property and equipment                             (32,841)                 (27,849)
    Proceeds from sales of property and equipment                       118                      496
    Proceeds from collection of notes receivable and other              585                       12
                                                                 ----------               ----------
Net cash used by investing activities                               (32,138)                 (27,341)
                                                                 ----------               ----------

Cash flows from financing activities:
    Bank overdrafts                                                    (585)                   1,560
    Revolving credit facility borrowings                                 --                  122,500
    Exercise of stock options and warrants                               --                      883
    Payments on long-term borrowings                                   (813)                (105,133)
    Payments on capital leases                                         (358)                      --
    Purchases of treasury stock and warrants                             --                  (14,251)
                                                                 ----------               ----------
Net cash provided (used) by financing activities                     (1,756)                   5,559
                                                                 ----------               ----------

Decrease in cash and cash equivalents                               (15,529)                  (5,171)
Cash and cash equivalents at the beginning of the period             24,150                   15,597
                                                                 ==========               ==========

Cash and cash equivalents at the end of the period               $    8,621               $   10,426
                                                                 ==========               ==========
Supplemental cash flow information:
    Interest paid                                                $   17,576               $   11,774
    Income taxes paid                                                   747                      920


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest provider of for-profit preschool educational and child care services in the United States. At December 12, 1997, KinderCare operated 1,146 centers in 38 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corporation; KinderCare Real Estate; KinderCare Learning Centres, Limited and KinderCare Properties, Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at December 12, 1997 and the results of operations and cash flows for each of the twelve and twenty-eight week periods ended December 12, 1997 and December 13, 1996. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The 1998 and 1997 fiscal years are each 52 weeks long. References to fiscal 1998 and fiscal 1997 are to the fiscal years ended May 29, 1998 and May 30, 1997, respectively.

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

3.   Restructuring Charges and Other Income, net

     During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. The Company recognized $3.3 million and $4.9 million in restructuring charges during the twelve and twenty-eight weeks ended December 12, 1997, respectively. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     During the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.


4.   Extraordinary Losses

     During the first quarter of fiscal 1997, the Company purchased $30.0 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $31.5 million. This transaction included the write-off of deferred financing costs of $0.5 million and resulted in an extraordinary loss of $1.2 million, net of income taxes of $0.8 million.

     During the second quarter of fiscal 1997, the Company purchased $69.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $76.8 million. This transaction included the write-off of deferred financing costs of $1.2 million and resulted in an extraordinary loss of $5.3, net of income taxes of $3.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the quarters ended December 12, 1997 ("second quarter of fiscal 1998") and December 13, 1996 ("second quarter of fiscal 1997"), each of which was twelve weeks long, and the twenty-eight weeks ended December 12, 1997 and December 13, 1996.

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

Results of Operations

Second Quarter of Fiscal 1998 compared to Second Quarter of Fiscal 1997

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                   Twelve Weeks                    Twelve Weeks                          Change
                                          Ended         Percent           Ended         Percent          Amount
                                    December 12,             of     December 13,             of        Increase/
                                           1997        Revenues            1996        Revenues       (Decrease)
                                   ------------    ------------    ------------    ------------    ------------
Operating revenues, net              $  135,587           100.0%     $  128,324           100.0%     $    7,263
                                     ----------      ----------      ----------      ----------      ----------
Operating expenses:
   Salaries, wages and benefits          74,237            54.8          68,875            53.7           5,362
   Depreciation                           7,888             5.8           7,351             5.7             537
   Rent                                   5,788             4.3           5,857             4.6             (69)
   Other                                 34,575            25.5          33,402            26.0           1,173
   Restructuring charges and other
      (income), net                       3,292             2.4          (1,527)           (1.2)          4,819
                                     ----------      ----------      ----------      ----------      ----------
     Total operating expenses           125,780            92.8         113,958          88.8            11,822
                                     ----------      ----------      ----------      ----------      ----------
Operating income                     $    9,807             7.2%     $   14,366            11.2%     $   (4,559)
                                     ==========      ==========      ==========      ==========      ==========

     Operating revenues, net - Net operating revenues increased $7.3 million, or 5.7%, to $135.6 million for the second quarter of fiscal 1998 from the comparable quarter last year. The increase in net operating revenues is primarily attributable to an approximate 4.4% weighted average tuition increase implemented in the second quarter of fiscal 1998 and new center openings and acquisitions. An approximate weighted average tuition increase of 4.7% was implemented in the second quarter of fiscal 1997. The average tuition rate and occupancy, respectively, increased to $105.83 and 71.8% for the second quarter of fiscal 1998 from $101.19 and 71.3% for the second quarter of fiscal 1997. The positive effect of these factors on net operating revenues was offset in part by center closings.

     During the second quarter of fiscal 1998, the Company opened one community center and closed one center. During the second quarter of fiscal 1997, the Company opened two community centers and closed or sold five centers. Total licensed capacity increased to 143,000 at the end of the second quarter of fiscal 1998 from 142,000 at the end of the second quarter of fiscal 1997. At December 12, 1997, the Company operated 1,148 centers.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $5.4 million, or 7.8%, to $74.2 million for the second quarter of fiscal 1998 from the comparable quarter last year. The expense directly associated with the centers was $69.0 million for the second quarter of fiscal 1998, an increase of $3.9 million from the second quarter of fiscal 1997. Approximately $3.1 million of the center level increase is attributable to increased staff wage rates and bonus expense. The expense related to field management and corporate administration increased $1.5 million from the second quarter of fiscal 1997. The increase is attributable to the addition of certain field management positions and higher salaries as a result of the relocation of the corporate office to Portland, Oregon. At the center level, salaries, wages and benefits expense, as a percentage of net operating revenues, increased only slightly to 50.9% for the second quarter of fiscal 1998 from 50.7% for the comparable quarter last year. Total salaries, wages and benefits expense, as a percentage of net operating revenues, increased to 54.8% for the second quarter of fiscal 1998 from 53.7% for the comparable quarter last year.

     Depreciation - Depreciation expense increased to $7.9 million for the second quarter of fiscal 1998 from $7.4 million for the comparable quarter last year due to additional depreciation expense related to new centers. The Company opened 14 new centers and closed or sold 13 older centers since the end of the second quarter of fiscal 1997.

     Rent - Rent expense decreased to $5.8 million for the second quarter of fiscal 1998 from $5.9 million for the comparable quarter last year. The decrease is primarily a result of the closure of 13 leased centers, offset slightly by the opening of one leased center, since the end of the second quarter of fiscal 1997. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods. The Company anticipates higher administrative rent expense associated with the Company's new headquarters in Portland, Oregon during fiscal 1998.

     Other operating expenses - Other operating expenses increased to $34.6 million for the second quarter of fiscal 1998 from $33.4 million for the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and insurance, and expenses related to field management and corporate administration. The increase is primarily due to an additional $1.0 million of marketing expenses which funded a targeted marketing program during the fall of fiscal 1998. Costs directly associated with the centers increased commensurate with the additional FTE attendance experienced during the second quarter of fiscal 1998, while corporate administration expenses have, for the most part, declined. As a percentage of net operating revenues, other operating expenses decreased to 25.5% for the second quarter of fiscal 1998 from 26.0% for the second quarter of fiscal 1997. The improvement in other operating expenses, as a percentage of net operating revenues, is due to effective cost control by management.

     Restructuring charges and other income, net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. During the second quarter of fiscal 1998, the Company recognized $3.3 million in restructuring charges. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation. The Company anticipates incurring additional restructuring charges related to the relocation during the remainder of fiscal 1998.

     During the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.

     Operating income - Operating income decreased $4.6 million, or 31.7%, to $9.8 million for the second quarter of fiscal 1998 from the comparable quarter last year. Operating income before restructuring charges and other income, net, increased $0.3 million, or 2.0%, to $13.1 million for the second quarter of fiscal 1998 from the comparable quarter last year. The increase is primarily due to the weighted average tuition rate increase and the effective management of labor hours, costs directly associated with the centers and corporate administration expenses, as discussed above.

     Second quarter of fiscal 1998 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, of $17.8 million was $1.3 million above the comparable quarter last year. As a percentage of net operating revenues, EBITDA for the second quarter of fiscal 1998 was 13.1% compared to 12.8% for the second quarter of fiscal 1997. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and other income, net, investment income and extraordinary items was $21.0 million for the second quarter of fiscal 1998, an increase of $0.8 million from the comparable quarter last year. As a percentage of net operating revenues, Adjusted EBITDA was 15.5% for the second quarter of fiscal 1998 and 15.7% for the second quarter of fiscal 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense - Interest expense increased to $9.4 million for the second quarter of fiscal 1998 from $3.2 million for the comparable quarter last year. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.6% for the second quarter of fiscal 1998 versus 8.9% for the second quarter of fiscal 1997. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for the second quarter of fiscal 1998 of $0.2 million was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal rate due primarily to state income taxes and tax credits.

     Extraordinary item - During the second quarter of fiscal 1997, the Company purchased $69.4 million aggregate principal of its 10 3/8% senior subordinated notes for an aggregate price of $76.8 million. This transaction included the write-off of deferred financing costs of $1.2 million and resulted in an extraordinary loss of $5.3 million, net of income taxes of $3.3 million.

Twenty-eight Weeks Ended December 12, 1997 compared to Twenty-eight Weeks Ended December 13, 1996

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                   Twenty-Eight                    Twenty-Eight                          Change
                                    Weeks Ended         Percent     Weeks Ended         Percent          Amount
                                    December 12,             of     December 13,             of        Increase/
                                           1997        Revenues            1996        Revenues       (Decrease)
                                   ------------    ------------    ------------    ------------    ------------
Operating revenues, net              $  316,149           100.0%     $  299,751           100.0%     $   16,398
                                     ----------      ----------      ----------      ----------      ----------
Operating expenses:
   Salaries, wages and benefits         173,766            55.0         162,215            54.1          11,551
   Depreciation                          19,168             6.1          19,208             6.4             (40)
   Rent                                  14,039             4.4          14,507             4.9            (468)
   Other                                 81,865            25.9          81,231            27.1             634
   Restructuring charges and other
      (income), net                       4,855             1.5          (1,527)           (0.5)          6,382
                                     ----------      ----------      ----------      ----------      ----------
     Total operating expenses           293,693            92.9         275,634            92.0          18,059
                                     ----------      ----------      ----------      ----------      ----------
Operating income                     $   22,456             7.1%     $   24,117             8.0%      $  (1,661)
                                     ==========      ==========      ==========      ==========      ==========

     Operating revenues, net - Net operating revenues increased $16.4 million, or 5.5%, to $316.1 million for the twenty-eight weeks ended December 12, 1997 from the comparable period last year. The increase in net operating revenues is primarily attributable to higher average tuition rates and new center openings and acquisitions. The average tuition rate and occupancy, respectively, increased to $105.42 and 69.8% for the twenty-eight weeks ended December 12, 1997 from $101.41 and 69.3% for the twenty-eight weeks ended December 13, 1996. The positive effect of these factors on net operating revenues was offset in part by center closings.

     During the twenty-eight weeks ended December 12, 1997, the Company opened eight community centers and closed or sold four centers. During the twenty-eight weeks ended December 13, 1996, the Company opened 11 centers: 10 community centers and one KinderCare at Work(R) center and closed or sold 11 centers.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $11.6 million, or 7.1%, to $173.8 million for the twenty-eight weeks ended December 12, 1997 from the comparable period last year. The expense directly associated with the centers was $162.1 million for the twenty-eight weeks ended December 12, 1997, an increase of $8.3 million from the twenty-eight weeks ended December 13, 1996. Approximately $6.6 million of the center level increase is attributable to increased staff wage rates and bonus expense. The expense related to field management and corporate administration increased $3.3 million from the twenty-eight weeks ended December 13, 1996. The increase is attributable to the addition of certain field management positions and higher salaries as a result of the relocation of the corporate office to Portland, Oregon At the center level, salaries, wages and benefits expense, as a percentage of net operating revenues, remained flat at 51.3% for the twenty-eight weeks ended December 12, 1997 and December 13, 1996 due to the control of labor hours by field management. Total salaries, wages and benefits expense, as a percentage of net operating revenues, increased to 55.0% for the twenty-eight weeks ended December 12, 1997 from 54.1% for the comparable period last year.

     Depreciation - Depreciation expense decreased slightly to $19.2 million for the twenty-eight weeks ended December 12, 1997. The Company incurred additional depreciation expense related to new centers, which was offset by the impact of certain assets reaching the end of their estimated depreciable lives since the end of the second quarter of fiscal 1997.

     Rent - Rent expense decreased to $14.0 million for the twenty-eight weeks ended December 12, 1997 from $14.5 million for the comparable period last year. The decrease is primarily a result of the closure of 13 leased centers, offset slightly by the opening of one leased center, since the end of the second quarter of fiscal 1997. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased to $81.9 million for the twenty-eight weeks ended December 12, 1997 from $81.2 million for the comparable period last year. The increase is primarily due to an additional $2.1 million of marketing expenses which funded a targeted marketing program during the fall of fiscal 1998. Costs directly associated with the centers increased commensurate with the additional FTE attendance experienced during the twenty-eight weeks ended December 12, 1997, while corporate administration expenses have, for the most part, declined. As a percentage of net operating revenues, other operating expenses decreased to 25.9% for the twenty-eight weeks ended December 12, 1997 from 27.1% for the twenty-eight weeks ended December 13, 1996. The improvement in other operating expenses, as a percentage of net operating revenues, is due to effective cost control by management.

     Restructuring charges and other income, net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. During the twenty-eight weeks ended December 12, 1997, the Company recognized $4.9 million in restructuring charges. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     During the second quarter of year 1997, the Company received a $1.5 million interest payment from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.

     Operating income - Operating income decreased $1.7 million, or 6.9%, to $22.5 million for the twenty-eight weeks ended December 12, 1997 from the comparable period last year. Operating income before restructuring charges and other income, net, increased $4.7 million, or 20.9%, to $27.3 million for the twenty-eight weeks ended December 12, 1997 from the comparable period last year. The increase is primarily due to the weighted average tuition rate increase and the effective management of labor hours, costs directly associated with the centers and corporate administration expenses, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the twenty-eight weeks ended December 12, 1997 of $42.1 million was $5.1 million above the comparable period last year. As a percentage of net operating revenues,

EBITDA for the twenty-eight weeks ended December 12, 1997 was 13.3% compared to 12.3% for the twenty-eight weeks ended December 13, 1996. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and other income, net, investment income and extraordinary items was $46.5 million for the twenty-eight weeks ended December 12, 1997, an increase of $4.7 million from the comparable period last year. As a percentage of net operating revenues, Adjusted EBITDA was 14.7% for the twenty-eight weeks ended December 12, 1997 and 13.9% for the twenty-eight weeks ended December 13, 1996. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense - Interest expense increased to $22.4 million for the twenty-eight weeks ended December 12, 1997 from $8.1 million for the comparable period last year. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.5% for the twenty-eight weeks ended December 12, 1997 versus 9.5% for the twenty-eight weeks ended December 13, 1996. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for the twenty-eight weeks ended December 12, 1997 of $0.2 million was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal rate due primarily to state income taxes and tax credits.

     Extraordinary item - During the twenty-eight weeks ended December 13, 1996, the Company purchased $99.4 million aggregate principal of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. This transaction included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million.


Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     The Company's consolidated net cash flow from operations for the twenty-eight weeks ended December 12, 1997 was $18.4 million, compared to $16.6 million for the comparable period last year. The increase in net cash flow from operations is primarily a result of higher net operating revenues and effective cost controls of other operating expenses. Cash and cash equivalents totaled $8.6 million at December 12, 1997 compared to $24.2 million at May 30, 1997.

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday period. The decreased attendance in the summer months and during the year-end holiday period may result in decreased liquidity during these periods.

     Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1998, the Company anticipates opening approximately 20 new centers. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate (excluding center closings), which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as underperforming. The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.5 million to $1.8 million depending on the size and location of the center; however, the actual costs of a particular center may vary from such range. New centers are based upon detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

     The Company also plans to make significant capital expenditures in connection with the renovation of its existing facilities. The Company expects to make these improvements over the next three to four years.

     During the twenty-eight weeks ended December 12, 1997, the Company opened eight community centers. There are no planned additions to the Company's Kids' Choice(TM) format as management does not believe that the concept is meeting its full potential and needs further refinement. The Company currently anticipates that any Kid's Choice(TM) center that is underperforming when its lease expires will be closed at that time. During the twenty-eight weeks ended December 13, 1996, center openings totaled 11 centers; consisting of 10 KinderCare community centers and one KinderCare At Work(R) center.

     Capital expenditures, during the twenty-eight weeks ended December 12, 1997, amounted to approximately $32.8 million. Approximately $16.4 million was spent on new center development, $4.5 million on equipment purchases, $10.1 million on renovations and improvements to existing facilities and the remaining $1.8 million on corporate information systems. Capital expenditures, during the twenty-eight weeks ended December 13, 1996, amounted to approximately $27.8 million. Approximately $14.0 million was spent on new center development, $4.1 million on equipment purchases, $7.6 million on renovations and improvements to existing facilities and the remaining $2.1 million on corporate information systems.

     Many of the Company's computer systems will require modification or replacement over the next two years in order to render these systems compliant with the "Year 2000." The Company has conducted a review of its computer systems to identify those areas which may be affected by the Year 2000 issue and is developing an implementation plan to provide resolution. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 will not pose significant operational problems. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Costs associated with Year 2000 compliance, which will be expensed as incurred, are not anticipated to be material to the Company's financial position or results of operations in any given year.

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

     Salaries, wages and benefits represented approximately 55.0% of net operating revenues for the twenty-eight weeks ended December 12, 1997. During the twenty-eight weeks ended December 12, 1997, the Company's average wage rate for hourly employees was $6.67 per hour, compared to the current federal minimum wage rate of $5.15 per hour. During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 effective on September 1, 1997. The effect of the federal minimum wage increase is not material to the results of operations.

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

Forward Looking Statements

     When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning the Company's operations, economic performance and financial condition, including, in particular, the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the effects of economic conditions; federal and state legislation regarding welfare reform and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool and the impact of government regulations; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the impact of Year 2000 compliance by the Company or those entities with which the Company does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                     PART II
                                Other Information


Item 6.    Exhibit and reports on Form 8-K

           (a)   Exhibit:

                 27    Financial Data Schedule

           (b)   Reports on Form 8-K--None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       KINDERCARE LEARNING CENTERS, INC.
                                       (Registrant)


Date:  January 23, 1998                /s/ DAVID J. JOHNSON
                                       -----------------------------------------
                                       David J. Johnson
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer




Date:  January 23, 1998                /s/ DAN R. JACKSON
                                       -----------------------------------------
                                       Dan Jackson
                                       Vice President, Financial Control and
                                       Planning
                                       (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX


Exhibit      Description
-------      -----------

  27         Financial Data Schedule