Form 10-Q
period 1998-03-06
KINDERCARE LEARNING CENTERS INC /DE
filed 1998-04-15
CIK 832812

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

                  For the quarterly period ended March 6, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value per share, outstanding at April 3, 1998 was 9,474,197.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index



                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated financial statements (unaudited):

                  Consolidated balance sheets at March 6, 1998 and
                    May 30, 1997 (unaudited).................................. 2

                  Consolidated statements of operations for the twelve and
                    forty weeks ended March 6, 1998 and
                    March 7, 1997 (unaudited)................................. 3

                  Consolidated statements of shareholders' equity
                    for the forty weeks ended March 6, 1998
                    and the fiscal year ended May 30, 1997 (unaudited)........ 4

                  Consolidated statements of cash flows for the forty
                    weeks ended March 6, 1998 and
                    March 7, 1997 (unaudited)................................. 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations............. 9

Part II. Other Information

         Item 6.  Exhibits and reports on Form 8-K............................20

Signatures....................................................................21

                                     PART I

Item 1. Consolidated Financial Statements (unaudited)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                       March 6, 1998     May 30, 1997
                                                                       -------------     ------------
Assets:
Current assets:
    Cash and cash equivalents                                          $       9,361     $     24,150
    Receivables                                                               17,588           13,649
    Deferred income taxes                                                     14,127           14,127
    Prepaid expenses and supplies                                              6,123            6,114
                                                                       -------------      -----------
      Total current assets                                                    47,199           58,040

Property and equipment, net                                                  504,026          471,558
Deferred income taxes                                                         15,551           11,621
Deferred financing costs and other assets                                     26,877           28,659
                                                                       -------------     ------------
                                                                       $     593,653     $    569,878
                                                                       =============     ============

Liabilities and Shareholders' Equity:
Current liabilities:
     Bank overdrafts                                                   $       8,432     $      5,357
     Accounts payable                                                          7,913           10,746
     Accrued expenses and other liabilities                                   61,345           69,056
     Current portion of long-term debt                                         1,746            1,760
                                                                       -------------     ------------
       Total current liabilities                                              79,436           86,919

Long-term debt                                                               411,554          393,129
Self insurance liabilities                                                    25,074           21,880
Other noncurrent liabilities                                                  46,902           40,243
                                                                       -------------     ------------
       Total liabilities                                                     562,966          542,171
                                                                       -------------     ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding                                        ---              ---
     Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,474,197 and 9,368,421 shares, respectively                                95               94
     Additional paid-in capital                                                2,009              ---
     Notes receivable from shareholders                                       (1,490)             ---
     Retained earnings                                                        30,160           27,753
     Cumulative translation adjustment                                           (87)            (140)
                                                                       -------------     ------------
       Total shareholders' equity                                             30,687           27,707
                                                                       -------------     ------------
                                                                       $     593,653     $    569,878
                                                                       =============     ============


See accompanying notes to unaudited consolidated financial statements.


               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                            Twelve Weeks Ended                        Forty Weeks Ended
                                                    ----------------------------------        -----------------------------------
                                                    March 6, 1998        March 7, 1997        March 6, 1998        March 7, 1997
                                                    -------------        -------------        -------------        --------------
Operating revenues, net                             $     134,823        $     126,657        $     450,972        $     426,408
Operating expenses:                                 -----------------------------------------------------------------------------
    Salaries, wages and benefits                           73,872               67,960              247,638              230,175
    Depreciation                                            7,730                7,182               26,898               26,390
    Rent                                                    7,060                6,968               21,099               21,475
    Provision for doubtful accounts                           967                  898                2,932                2,749
    Other                                                  32,469               31,858              112,369              111,238
    Recapitalization expenses                                 ---               14,865                  ---               14,880
    Restructuring charges and other (income), net              92                  ---                4,947               (1,543)
                                                    -----------------------------------------------------------------------------
           Total operating expenses                       122,190              129,731              415,883              405,364
                                                    -----------------------------------------------------------------------------
    Operating income (loss)                                12,633               (3,074)              35,089               21,044
Investment income, net                                         76                   36                  518                  122
Interest expense                                           (9,588)              (4,587)             (31,960)             (12,728)
                                                    -----------------------------------------------------------------------------
    Income (loss) before income taxes and
       extraordinary items                                  3,121               (7,625)               3,647                8,438
Income tax expense                                          1,061                2,830                1,240                9,094
                                                    -----------------------------------------------------------------------------
    Income (loss) before extraordinary items                2,060              (10,455)               2,407                 (656)
Extraordinary items - loss on early retirement of
    debt, net of income taxes                                 ---               (1,052)                 ---               (7,532)
                                                    -----------------------------------------------------------------------------
            Net income (loss)                       $       2,060        $     (11,507)       $       2,407        $      (8,188)
                                                    =============================================================================
Income (loss) per common share - basic and
    assuming dilution:
    Income (loss) before extraordinary items        $        0.22        $       (0.61)       $        0.26        $       (0.04)
    Extraordinary items, net of income taxes                  ---                (0.06)                 ---                (0.40)
                                                    -----------------------------------------------------------------------------
            Net income (loss)                       $        0.22        $       (0.67)       $        0.26        $       (0.44)
                                                    -----------------------------------------------------------------------------
Weighted average common shares outstanding              9,386,000           17,084,000            9,374,000           18,612,000
                                                    -----------------------------------------------------------------------------
Weighted average common shares outstanding and
    potential common shares                             9,413,000           17,084,000            9,382,000           18,612,000
                                                    -----------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                    Common Stock          Additional                            Cumulative
                               ------------------------    Paid-in      Notes      Retained     Translation   Treasury
                                 Shares       Amount       Capital    Receivable   Earnings     Adjustment      Stock     Total
                               -----------------------------------------------------------------------------------------------------

Balance at May 31, 1996         19,981,807    $  199      $ 200,980   $       --   $ 61,799     $      (20)   $  (523)    $ 262,435
    Net loss                            --        --             --           --    (12,967)            --         --       (12,967)
    Cumulative translation
       adjustment                       --        --             --           --         --           (120)        --          (120)
    Issuance of common stock     7,986,842        80        151,670           --         --             --         --       151,750
    Purchase and retirement
       of common stock         (20,217,416)     (201)      (361,685)          --    (21,079)            --        523      (382,442)
    Purchase of outstanding
       warrants                         --        --        (11,143)          --         --             --         --       (11,143)
    Exercise of stock options
       and warrants              1,617,188        16         19,735           --         --             --         --        19,751
    Tax benefit of option
       exercises                        --        --            443           --         --             --         --           443
                               -----------------------------------------------------------------------------------------------------
Balance at May 30,  1997         9,368,421        94             --           --     27,753           (140)        --        27,707
    Net income                          --        --             --           --      2,407             --         --         2,407
    Issuance of common stock       105,776         1          2,009       (1,490)        --             --         --           520
    Cumulative translation
       adjustment                       --        --             --           --         --             53         --            53
                               -----------------------------------------------------------------------------------------------------
Balance at March 6, 1998         9,474,197    $   95       $  2,009   $   (1,490)  $ 30,160     $      (87)   $    --     $  30,687
                               =====================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      Forty Weeks Ended
                                                                       -------------------------------------------------
                                                                            March 6, 1998            March 7, 1997
                                                                       -------------------------------------------------
Cash flows from operations:
    Net income                                                               $      2,407            $      (8,188)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                             26,898                   26,390
          Amortization of deferred financing costs and intangibles                  2,377                    1,026
          Loss on sales and disposals of property and
            equipment, net                                                              7                       --
          Cumulative translation adjustment                                            53                     (105)
          Extraordinary  items - loss on  early  retirement  of debt,
            net of income tax                                                          --                    7,532
          Changes in operating assets and liabilities:
              Increase in receivables                                              (3,885)                    (397)
              Decrease (increase) in prepaid expenses and supplies                     (9)                     945
              Decrease (increase) in other assets                                  (1,398)                   1,843
              Increase (decrease) in accounts payable, accrued
                expenses and other liabilities                                     (4,749)                   5,567
              Other, net                                                               --                     (130)
                                                                       -------------------------------------------------
Net cash provided by operating activities                                          21,701                   34,483
                                                                       -------------------------------------------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (59,461)                 (34,453)
    Proceeds from sales of property and equipment                                     840                   12,722
    Proceeds from collection of notes receivable and other                            597                       69
                                                                       -------------------------------------------------
Net cash used by investing activities                                             (58,024)                 (21,662)
                                                                       -------------------------------------------------
Cash flows from financing activities:
    Proceeds from long-term borrowings                                             20,000                  350,000
    Deferred financing costs                                                           --                  (30,613)
    Proceeds from issuance of common stock                                            520                  151,750
    Exercise of stock options and warrants                                             --                   19,751
    Payments on long-term borrowings                                               (1,589)                (107,282)
    Payments on capital leases                                                       (472)                      --
    Purchase and retirement of common stock                                            --                 (381,542)
    Purchases of treasury stock and warrants                                           --                  (12,043)
    Bank overdrafts                                                                 3,075                     (949)
                                                                       -------------------------------------------------
Net cash provided (used) by financing activities                                   21,534                  (10,928)
                                                                       -------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  (14,789)                   1,893
Cash and cash equivalents at the beginning of the period                           24,150                   13,597
                                                                       -------------------------------------------------
Cash and cash equivalents at the end of the period                           $      9,361            $      15,490
                                                                       =================================================
Supplemental cash flow information:
    Interest paid                                                            $     34,628            $      14,637
    Income taxes paid (refunded), net                                                 (45)                   1,014

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest provider of for-profit preschool educational and childcare services in the United States. At March 6, 1998, KinderCare operated a total of 1,145 centers, with 1,143 centers in 38 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corporation; KinderCare Real Estate; KinderCare Learning Centres, Limited and KinderCare Properties, Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at March 6, 1998 and the results of operations and cash flows for each of the twelve and forty week periods ended March 6, 1998 and March 7, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K.

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

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The new standard becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement superceded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

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

     During the third quarter of fiscal 1997, non-recurring costs in connection with the Recapitalization of approximately $14.9 million were incurred and expensed. Additionally, financing costs of $30.0 million have been deferred, classified as other assets and will be amortized over the lives of the new debt facilities.

3.   Restructuring Charges and Other Income, net

     During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal year 1998. The Company recognized $0.6 million and $5.4 million in restructuring charges during the twelve and forty weeks ended March 6, 1998, respectively. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     During the third quarter of fiscal 1998, the Company, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of the Company's claim in the United States District Court in New York against Michael R. Milken, et al.

     During the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.

4.   Income Taxes

     For the twelve and forty weeks ended March 6, 1998 and March 7, 1997, income tax expense was in excess of amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes due primarily to state income taxes and, during the third quarter of fiscal 1997, non-deductible recapitalization expenses, offset by tax credits.

5.   Extraordinary Losses

     During the first and second quarters of fiscal 1997, the Company purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. This transaction included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million.

     During the third quarter of fiscal 1997, in connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

6.   Income (Loss) Per Share

     In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where necessary restated, to conform to the requirements of SFAS No. 128.

     Income (loss) before extraordinary items (numerator) was the same in the calculation of basic and diluted income (loss) per share for the twelve and forty weeks ended March 6, 1998 and March 7, 1997. The following table shows the reconciliation of the weighted average common shares (shares in thousands):


                                                 Twelve Weeks Ended                     Forty Weeks Ended
                                        ----------------------------------------------------------------------------
                                         March 6, 1998      March 7, 1997       March 6, 1998       March 7, 1997
                                        ----------------------------------------------------------------------------

Weighted average common shares
    outstanding                                9,386             17,084               9,374              18,612

Dilutive effect of options                        27                 --                   8                  --
                                        ----------------------------------------------------------------------------
Weighted average common shares
    outstanding and potential
    common shares                              9,413             17,084               9,382              18,612
                                        ============================================================================

     In accordance with SFAS No. 128, the potential common shares for the twelve and forty weeks ended March 7, 1997 were not included in the calculation of diluted income (loss) per share due to their anti-dilutive effect when a loss before extraordinary items exists.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the quarters ended March 6, 1998 ("third quarter of fiscal 1998") and March 7, 1997 ("third quarter of fiscal 1997"), each of which was twelve weeks long, and the forty weeks ended March 6, 1998 and March 7, 1997.

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

Results of Operations

Third Quarter of Fiscal 1998 compared to Third Quarter of Fiscal 1997

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                      Twelve Weeks                     Twelve Weeks                          Change
                                          Ended          Percent           Ended           Percent           Amount
                                        March 6,           of            March 7,            of             Increase/
                                          1998           Revenues            1997          Revenues         (Decrease)
                                      ------------      ----------     ------------       ----------       ------------

Operating revenues, net               $   134,823          100.0%      $   126,657           100.0%         $   8,166
                                      ------------      ----------     ------------       ----------       ------------
Operating expenses:
   Salaries, wages and benefits            73,872          54.8             67,960            53.6              5,912
   Depreciation                             7,730           5.7              7,182             5.7                548
   Rent                                     7,060           5.2              6,968             5.5                 92
   Other                                   33,436          24.8             32,756            25.9                680
   Recapitalization expenses                  ---           ---             14,865            11.7            (14,865)
   Restructuring charges and other
      (income), net                            92           0.1                ---             ---                 92
                                      ------------      ----------     ------------       ----------       ------------
     Total operating expenses             122,190          90.6            129,731           102.4             (7,541)
                                      ------------      ----------     ------------       ----------       ------------
Operating income (loss)               $    12,633           9.4%       $    (3,074)           (2.4%)        $  15,707
                                      ============      ==========     ============       ==========       ============

     Operating revenues, net - Net operating revenues increased $8.2 million, or 6.4%, to $134.8 million for the third quarter of fiscal 1998 from the comparable quarter last year. The increase in net operating revenues is primarily attributable to an approximate 4.4% weighted average tuition increase implemented in the second quarter of fiscal 1998 and new center openings and acquisitions. The average tuition rate and occupancy, respectively, increased to $108.06 and 68.2% for the third quarter of fiscal 1998 from $102.18 and 67.8% for the third quarter of fiscal 1997. The positive effect of these factors on net operating revenues was offset in part by center closings.

     During the third quarter of fiscal 1998, the Company opened three community centers and closed six centers. During the third quarter of fiscal 1997, the Company opened five community centers and closed or sold two centers. Total licensed capacity at the end of the third quarter for both fiscal 1998 and fiscal 1997 was 142,000. At March 6, 1998, the Company operated 1,145 centers.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $5.9 million, or 8.7%, to $73.9 million for the third quarter of fiscal 1998 from the comparable quarter last year. The expense directly associated with the centers was $68.3 million for the third quarter of fiscal 1998, an increase of $4.2 million from the third quarter of fiscal 1997. The center level increase is attributable to increased staff wage rates and bonus expense, offset by a decline in total hours. The expense related to field management and corporate administration increased $1.7 million from the third quarter of fiscal 1997. The increase is attributable to the addition of certain field management positions, higher salaries as a result of the relocation of the corporate office to Portland, Oregon and increased bonus expense.

     At the center level, salaries, wages and benefits expense, as a percentage of net operating revenues, remained flat at 50.7% for the third quarter of fiscal 1998 and fiscal 1997. Total salaries, wages and benefits expense, as a percentage of net operating revenues, increased to 54.8% for the third quarter of fiscal 1998 from 53.7% for the comparable quarter last year.

     Depreciation - Depreciation expense increased to $7.7 million for the third quarter of fiscal 1998 from $7.2 million for the comparable quarter last year due to additional depreciation expense related to new centers. The Company opened 11 new centers and closed or sold 17 older centers since the end of the third quarter of fiscal 1997.

     Rent - Rent expense increased slightly to $7.1 million for the third quarter of fiscal 1998 from $7.0 million for the comparable quarter last year. The increase is primarily a result of administrative rent expense associated with the Company's new headquarters in Portland, Oregon. The expense directly associated with the centers decreased due to the closure of 17 leased centers, offset slightly by the opening of one leased center, since the end of the third quarter of fiscal 1997. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased to $33.4 million for the third quarter of fiscal 1998 from $32.8 million for the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities, transportation and insurance, and expenses related to field management and corporate administration. Costs directly associated with the centers increased slightly due to additional FTE attendance experienced during the third quarter of fiscal 1998. As a percentage of net operating revenues, other operating expenses decreased to 24.8% for the third quarter of fiscal 1998 from 25.9% for the third quarter of fiscal 1997. The improvement in other operating expenses, as a percentage of net operating revenues, is due to effective cost control by management.

     Recapitalization expenses - During fiscal 1997 and in connection with the merger (the "Merger") of the Company and KCLC Acquisition Corp. ("KCLC"), a wholly owned subsidiary of a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"), the Company repaid the $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million principal amount 9 1/2 % senior subordinated notes, entered into a $300.0 million revolving credit facility, executed a term loan facility of $90.0 million, against which $50.0 million was immediately drawn, and issued 7,828,947 shares of common stock to KKR affiliates. During the third quarter of fiscal 1997, non-recurring recapitalization costs of approximately $14.9 million were incurred and expensed, and financing costs of approximately $30.0 million were deferred and will be amortized over the lives of the new debt facilities.

     Restructuring charges and other income, net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. During the third quarter of fiscal 1998, the Company recognized $0.6 million in restructuring charges. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     During the third quarter of fiscal 1998, the Company, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of the Company's claim in the United States District Court in New York against Michael R. Milken, et. al.

     Operating income (loss) - Operating income increased $15.7 million to $12.6 million for the third quarter of fiscal 1998 from the comparable quarter last year. Operating income before recapitalization expenses, restructuring charges and other income, net, increased $0.9 million, or 7.9%, to $12.7 million for the third quarter of fiscal 1998 from the comparable quarter last year. The increase is primarily due to the higher average tuition rate and the effective management of labor hours and costs directly associated with the centers, as discussed above.

     Third quarter of fiscal 1998 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, of $20.4 million was $17.3 million above the comparable quarter last year. As a percentage of net operating revenues, EBITDA for the third quarter of fiscal 1998 was 15.1% compared to 2.4% for the third quarter of fiscal 1997. Adjusted EBITDA, defined as EBITDA exclusive of recapitalization expenses, restructuring charges and other income, net, investment income and extraordinary items was $20.5 million for the third quarter of fiscal 1998, an increase of $1.5 million from the comparable quarter last year. As a percentage of net operating revenues, Adjusted EBITDA was 15.2% for the third quarter of fiscal 1998 and 15.0% for the third quarter of fiscal 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense - Interest expense increased to $9.6 million for the third quarter of fiscal 1998 from $4.6 million for the comparable quarter last year. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.1% for the third quarter of fiscal 1998 versus 8.9% for the third quarter of fiscal 1997. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for the third quarter of fiscal 1998 and 1997 of $1.1 and $2.8 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes and, during the third quarter of fiscal 1997, non-deductible recapitalization expenses, offset by tax credits.

     Extraordinary items - During the third quarter of fiscal 1997, in connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

Forty Weeks Ended March 6, 1998 compared to Forty Weeks Ended March 7, 1997

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                       Forty Weeks                      Forty Weeks                          Change
                                          Ended          Percent           Ended          Percent            Amount
                                        March 6,           of            March 7,            of            Increase/
                                          1998          Revenues            1997          Revenues         (Decrease)
                                     --------------    ----------      -------------     ----------       ------------

Operating revenues, net                $  450,972        100.0%          $  426,408         100.0%          $  24,564
                                     --------------    ----------      -------------     ----------       ------------
Operating expenses:
   Salaries, wages and benefits           247,638         54.9              230,175             54.0            17,463
   Depreciation                            26,898          5.9               26,390              6.2               508
   Rent                                    21,099          4.7               21,475              5.0              (376)
   Other                                  115,301         25.6              113,987             26.7             1,314
   Recapitalization expenses                  ---          ---               14,880              3.5           (14,880)
   Restructuring charges and other
      (income), net                         4,947          1.1               (1,543)            (0.3)            6,490
                                     -------------     ----------      -------------     ------------     -------------
     Total operating expenses             415,883         92.2              405,364             95.1            10,519
                                     -------------     ----------      -------------     ------------     -------------
Operating income                       $   35,089          7.8%          $   21,044              4.9%       $   14,045
                                     =============     ==========      =============     ============     =============

     Operating revenues, net - Net operating revenues increased $24.6 million, or 5.8%, to $451.0 million for the forty weeks ended March 6, 1998 from the comparable period last year. The increase in net operating revenues is primarily attributable to higher average tuition rates and new center openings and acquisitions. The average tuition rate and occupancy, respectively, increased to $106.20 and 69.3% for the forty weeks ended March 6, 1998 from $101.64 and 68.8% for the forty weeks ended March 7, 1997. The positive effect of these factors on net operating revenues was offset in part by center closings.

     During the forty weeks ended March 6, 1998, the Company opened 11 community centers and closed or sold 10 centers. During the forty weeks ended March 7, 1997, the Company opened 16 centers: 15 community centers and one KinderCare at Work(R) center, and closed or sold 13 centers.

     Salaries, wages and benefits - Salaries, wages and benefits expense increased $17.5 million, or 7.6%, to $247.6 million for the forty weeks ended March 6, 1998 from the comparable period last year. The expense directly associated with the centers was $230.4 million for the forty weeks ended March 6, 1998, an increase of $12.5 million from the forty weeks ended March 7, 1997. The center level increase is attributable to increased staff wage rates and bonus expense. The expense related to field management and corporate administration increased $5.0 million from the forty weeks ended March 7, 1997. The increase is attributable to the addition of certain field management positions, higher salaries as a result of the relocation of the corporate office to Portland, Oregon and increased bonus expense.

     At the center level, salaries, wages and benefits expense, as a percentage of net operating revenues, remained flat at 51.1% for the forty weeks ended March 6, 1998 and March 7, 1997. Total salaries, wages and benefits expense, as a percentage of net operating revenues, increased to 54.9% for the forty weeks ended March 6, 1998 from 54.0% for the comparable period last year.

     Depreciation - Depreciation expense increased slightly to $26.9 million for the forty weeks ended March 6, 1998 from $26.4 million for the comparable period last year due to additional depreciation expense related to new centers.

     Rent - Rent expense decreased slightly to $21.1 million for the forty weeks ended March 6, 1998 from $21.5 million for the comparable period last year. The decrease is primarily a result of the closure of 17 leased centers, offset slightly by the opening of one leased center, since the end of the third quarter of fiscal 1997. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods. During the second quarter of fiscal 1998 administrative rent expense increased as a result of the Company's occupancy of its new headquarters in Portland, Oregon.

     Other operating expenses - Other operating expenses increased to $115.3 million for the forty weeks ended March 6, 1998 from $114.0 million for the comparable period last year. The increase is primarily due to an additional $2.0 million of marketing expenses which funded a targeted marketing program during the fall of fiscal 1998. Costs directly associated with the centers increased due to the additional FTE attendance experienced during the forty weeks ended March 6, 1998, while corporate administration expenses, for the most part, declined. As a percentage of net operating revenues, other operating expenses decreased to 25.6% for the forty weeks ended March 6, 1998 from 26.7% for the forty weeks ended March 7, 1997. The improvement in other operating expenses, as a percentage of net operating revenues, is due to effective cost control by management.

     Recapitalization expenses - During fiscal 1997 and in connection with the merger (the "Merger") of the Company and KCLC Acquisition Corp. ("KCLC"), a wholly owned subsidiary of a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm("KKR"), the Company repaid the $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million principal amount 9 1/2 % senior subordinated notes, entered into a $300.0 million revolving credit facility, executed a term loan facility of $90.0 million, against which $50.0 million was immediately drawn, and issued 7,828,947 shares of common stock to KKR affiliates. During the forty weeks ended March 7, 1997, non-recurring recapitalization costs of approximately $14.9 million were incurred and expensed and financing costs of approximately $30.0 million were deferred and will be amortized over the lives of the new debt facilities.

     Restructuring charges and other income, net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. During the forty weeks ended March 6, 1998, the Company recognized $5.4 million in restructuring charges. The charges are primarily comprised of costs incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     During the third quarter of fiscal 1998, the Company, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of the Company's claim in the United States District Court in New York against Michael R. Milken, et al.

     During the second quarter of fiscal 1997, the Company received a $1.5 million interest payment from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.

     Operating income - Operating income increased $14.0 million, or 66.7%, to $35.1 million for the forty weeks ended March 6, 1998 from the comparable period last year. Operating income before recapitalization expenses, restructuring charges and other income, net, increased $5.7 million, or 16.4%, to $40.0 million for the forty weeks ended March 6, 1998 from the comparable period last year. The increase is primarily due to the higher average tuition rate and the effective management of labor hours, costs directly associated with the centers and corporate administration expenses, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the forty weeks ended March 6, 1998 of $62.5 million was $22.5 million above the comparable period last year. As a percentage of net operating revenues, EBITDA for the forty weeks ended March 6, 1998 was 13.9% compared to 9.4% for the forty weeks ended March 7, 1997. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and other income, net, investment income and extraordinary items was $66.9 million for the forty weeks ended March 6, 1998, an increase of $6.2 million from the comparable period last year. As a percentage of net operating revenues, Adjusted EBITDA was 14.8% for the forty weeks ended March 6, 1998 and 14.3% for the forty weeks ended March 7, 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense - Interest expense increased to $32.0 million for the forty weeks ended March 6, 1998 from $12.7 million for the comparable period last year. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.3% for the forty weeks ended March 6, 1998 versus 9.5% for the forty weeks ended March 7, 1997. As a result of the Recapitalization, the Company expects to incur higher interest expense in fiscal 1998 than in prior fiscal years.

     Income tax expense - Income tax expense for the forty weeks ended March 6, 1998 and March 7, 1997 of $1.2 and $9.1 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes and, during the forty weeks ended March 7, 1997, non-deductible recapitalization expenses, offset by tax credits.

     Extraordinary items - During the forty weeks ended March 7, 1997, the Company purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. The transactions included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     Proceeds of $20.0 million, drawn during the third quarter of fiscal 1998 from the revolving credit facility, were used to finance capital expenditures and a semi-annual interest payment due on the 9 1/2% senior subordinated notes. Subsequent to March 6, 1998, $5.0 million was repaid on the revolving credit facility from cash flow generated from operations. At April 3, 1998, of the $300.0 million available under the revolving credit facility, the Company had approximately $41.9 utilized by outstanding letters of credit and $15.0 million drawn.

     The Company's consolidated net cash flow from operations for the forty weeks ended March 6, 1998 was $21.7 million, compared to $34.5 million for the comparable period last year. The decrease in net cash flow from operations is primarily a result of increased interest expense, offset by higher operating income. Cash and cash equivalents totaled $9.4 million at March 6, 1998 compared to $24.2 million at May 30, 1997.

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

     During the forty weeks ended March 6, 1998, the Company opened 11 community centers. There are no planned additions to the Company's Kid's Choice(TM) format as management does not believe that the concept is meeting its full potential and needs further refinement. The Company currently anticipates that any Kid's Choice(TM) center that is underperforming when its lease expires will be closed at that time. During the forty weeks ended March 7, 1997, center openings totaled 16 centers; consisting of 15 KinderCare community centers and one KinderCare At Work(R) center.

     Capital expenditures, during the forty weeks ended March 6, 1998, totaled approximately $59.5 million compared to $34.5 million for the forty weeks ended March 7, 1997. During the forty weeks ended March 6, 1998 and March 7, 1997, expenditures for new center development were $23.8 and $16.9 million and renovations on existing facilities were $17.3 and $9.4 million, respectively. Purchases of equipment and corporate information systems were $16.3 and $2.1 million, respectively, during the forty weeks ended March 6, 1998 and $5.4 and $2.8 million, respectively, during the forty weeks ended March 7, 1997.

     Many of the Company's computer systems will require modification or replacement over the next two years in order to render these systems compliant with the "Year 2000." The Company has conducted a review of its computer systems to identify those areas which may be affected by the Year 2000 issue and is developing an implementation plan to provide resolution. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 will not pose significant operational problems. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. Costs associated with Year 2000 compliance, which will be expensed as incurred, are not anticipated to be material to the Company's financial position or results of operations in any given year.

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

     Salaries, wages and benefits represented approximately 54.9% of net operating revenues for the forty weeks ended March 6, 1998. During the forty weeks ended March 6, 1998, the Company's average wage rate for hourly employees was $6.70 per hour, compared to the current federal minimum wage rate of $5.15 per hour. During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 effective on September 1, 1997. The effect of the federal minimum wage increase is not material to the results of operations.

     The Company believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by the minimum wage rate. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement further changes in addition to those discussed above.

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

     (b)  Reports on Form 8-K--None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       KINDERCARE LEARNING CENTERS, INC.
                                                  (Registrant)


Date:  April 15, 1998                  /s/ DAVID J. JOHNSON
                                       -----------------------------------------
                                       David J. Johnson
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer


Date:  April 15, 1998                  /s/ DAN R. JACKSON
                                       -----------------------------------------
                                       Dan Jackson
                                       Vice President, Financial Control and
                                          Planning
                                       (Principal Financial and Accounting
                                          Officer)