Form 10-K405
period 1998-05-29
KINDERCARE LEARNING CENTERS INC /DE
filed 1998-08-21
CIK 832812

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

                     For the fiscal year ended May 29, 1998
                                       OR

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

                           650 NE Holladay, Suite 1400
                               Portland, OR 97232
                    (Address of principal executive offices)

                                 (503) 872-1300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's known information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") at July 20, 1998 was $9,944,000.

     The number of shares of Registrant's common stock, $.01 par value per share, outstanding at July 20, 1998 was 9,474,197.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmation by the court. Yes [X] No [ ]


================================================================================

                                     PART 1

                                ITEM 1. BUSINESS

General

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company"), founded in 1969, is the largest for-profit provider of preschool educational and child care services in the United States based upon number of centers operated, children served and net revenues. The Company provides center-based preschool educational and child care services five days a week throughout the year to children between the ages of six weeks and twelve years. At July 24, 1998, the Company operated a total of 1,144 child care centers, of which 726 were owned, 415 were leased and three were operated under management contracts. The centers are located in 38 states in the United States and two centers are located in the United Kingdom. For the twelve months ended July 24, 1998, average enrollment in all centers was approximately 122,000 full-time and part-time children. The Company's total center licensed capacity, at July 24, 1998, was approximately 142,000 full-time children.

     KinderCare seeks to differentiate its educational and other child care services through its emphasis on the importance of quality care and education during a child's earliest years. KinderCare focuses on Whole Child Development with professionally planned, developmentally appropriate educational programs provided in a caring, nurturing and safe environment which focus on physical, intellectual, emotional and social development. New programs are developed and existing programs are frequently enhanced by the Company's education department, under the leadership of a professional with a Ph.D. in early childhood education.

     The Company operates three types of child care and early education centers:
KinderCare community centers, KinderCare At Work(R) centers and Kid's Choice(TM) centers. KinderCare community centers, which comprise approximately 94% of the Company's centers, and KinderCare At Work(R) centers typically provide educational and child care services to children between the ages of six weeks and 12 years. Kid's Choice(TM) centers are for school age children and are provided in separate facilities designed specifically for this age group. The Company has limited the future development of its Kids Choice(TM) centers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m., although hours vary by location. Children are usually enrolled on a weekly basis for either full-day or half-day sessions and are accepted, where capacity permits, on an hourly basis. The Company's tuition rates vary for children of different ages and by location.

     On October 3, 1996, the Company and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"). Pursuant to the Merger Agreement, on February 13, 1997, KCLC was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, the Partnership owned 7,828,947 shares, or 83.6%, of the 9,368,421 shares of common stock outstanding after the Merger. At July 24, 1998, the Partnership owned 82.6% of the outstanding common stock of the Company.

     The principal executive offices of the Company are located at 650 N.E. Holladay, Suite 1400, Portland, Oregon 97232 and its telephone number is (503) 872-1300.

Forward Looking Statements

     When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning the Company's operations, economic performance and financial condition, including, in particular, the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts.

     The forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the impact of Year 2000 compliance by the Company or those entities with which the Company does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

     Accelerate New Center Additions. The Company plans to expand by further accelerating the development of new child care centers in attractive markets and selectively acquiring child care businesses. The Company seeks to identify attractive sites for its centers in large metropolitan and smaller, growth markets that meet the Company's operating and financial goals and where the Company believes the market for child care services will support higher tuition rates than the Company's existing rates. The Company added 20 new community centers during fiscal year 1998 and anticipates the addition of approximately 40 more centers during fiscal year 1999.

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

     The Company also plans to accelerate growth in employer-sponsored child care services through its KinderCare At Work(R) department. Employer-sponsored care includes on-site/near-site child care for large to medium-sized employers and other arrangements with employers to provide convenient, high quality child care for their employees. The Company has appointed a new Senior Director for KinderCare At Work(R) to better focus the Company's effort on this important segment.

     Pursue Selective Strategic Relationships or Acquisitions. The Company plans to investigate and pursue selective strategic investments in, joint ventures with or acquisitions of companies in the educational content or related fields. KinderCare believes that there are numerous ventures related to the education industry with innovative products and services that could enhance the services currently provided by the Company. The Company plans to look at opportunities to invest in or partner with businesses and to take advantage of these innovations to better serve its customers.

     Increase Occupancy. The Company plans to increase center occupancy by: (i) enhancing marketing programs targeted to local markets prior to major enrollment periods, (ii) enhancing recruiting, retention and training of staff, and (iii) improving customer retention and loyalty. The Company's marketing activities are currently designed to increase new enrollments primarily through local marketing efforts, including direct mail solicitation, telephone directory yellow pages and customer referrals. See "Marketing, Advertising and Promotions." These methods communicate to parents the Company's commitment to quality preschool education and child care by emphasizing KinderCare's nurturing environment, educational programs, quality staff and excellent facilities and equipment.

     Because a high quality teaching and administrative staff is a key factor in maintaining and increasing center occupancy, the Company emphasizes recruiting and retaining qualified center personnel. KinderCare's recruiting process seeks to identify high quality candidates for its teaching, center director and area manager positions. Additionally, the Company rewards center directors and area managers through a bonus program which is primarily based on center operating profit performance.

     The Company also strives to increase occupancy by improving customer retention and loyalty by strengthening its current parents' emotional commitment to KinderCare. The Company initiates parent orientation meetings at centers during the fall enrollment season, organizes parent involvement programs and parent advisory forums and conducts ongoing market research on customer satisfaction. The Company believes that retention and loyalty will be enhanced by its renewed focus on quality and consistency in its centers.

     Enhance Educational Programs and Quality of Services. The Company continually evaluates and strives to improve the quality of its preschool educational and child care services. KinderCare has invested significant resources in formulating and updating proprietary educational programs, maintaining safe and up-to-date facilities and hiring, training and retaining high quality employees. The Company plans to continue to test and implement innovative services and offerings, such as its award-winning, brain compatible, continuous curriculum for infants and toddlers called Welcome To Learning(R); its project-approach program for school-aged children called KC Imagination Highway(R); and its newly introduced, Kindergarten at KinderCare: Journey to Discovery curriculum which is also based on brain compatible learning and learning by doing.

     Increase Number of Accredited Centers. The Company is actively promoting accreditation of its centers by the National Association for the Education of Young Children, a national organization that has established comprehensive criteria for providing quality early education and care and has implemented a formal, though voluntary, child care center accreditation process. The Company may also consider accreditation of centers by other appropriate accrediting organizations. The Company believes that the accreditation process strengthens its centers by enhancing the understanding by center staff of appropriate early childhood practices. Program accreditation complements the quality improvement focus already in place at the Company's centers.

     At July 24, 1998, the Company had 68 accredited centers and an additional 400 centers had the materials required to complete the accreditation process. It typically takes from eight months to three years for a center to become accredited. To accelerate the accreditation of centers in fiscal year 1999, the Company is hiring four regional accreditation coordinators to assist centers in completing the necessary self-study, self-improvement and program description components of the accreditation process. Through its focus on accreditation, the Company expects to significantly increase its number of accredited centers.

     Improve Operational Effectiveness. During fiscal year 1998, the Company added 22 area managers in order to reduce the span of control of field management and, thereby, provide more support and supervision to centers. The Company also created regional human resource manager and controller positions to provide more effective support for field operations. The Company plans to add five more area managers during fiscal year 1999.

     The Company plans to continue to improve its operating performance primarily by increasing tuition rates and occupancy, while continuing to focus on operating efficiencies. The Company also plans to continue to leverage its economies of scale and purchasing power and to put in place purchasing programs designed to reduce administrative costs.

     Investment in Facilities. The Company plans to continue its investment in a renovation program designed to bring all centers to a standard for physical plant and equipment over the next four to five years. The Company is developing a new interior design prototype that will enhance brand identity while improving the efficiency of center renovations. During fiscal year 1998, the Company invested in improving the delivery of required maintenance services to its centers. In fiscal year 1999, eleven maintenance technicians will be added and a computerized maintenance information system will be implemented to further improve service.

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

Educational Programs

     The Company's educational programs are routinely revised in an effort to reflect the latest research on child growth and development. KinderCare's educational programs recognize the recent emphasis by experts on brain growth during the first years of a child's life, brain compatible learning and the importance of adult-child interactions and environmental stimulation. With this recognition, KinderCare has positioned itself as "Your Child's First Classroom"(TM).

     The Company's educational programs are also designed to provide opportunities for the development of the whole child, as embraced in the Company's slogan, "The Whole Child Is The Whole Idea"(R). The child-centered environment consists of classrooms that have been designed, furnished and equipped to meet the creative and developmental needs of young children. Classrooms encourage children to explore and learn at their own pace. The schedule of activities provides for quiet, active, group and individual participation with opportunities for outdoor play and learning on specially designed Playscapes. The Company's age-specific programs offer a wide variety of curriculum activities based upon monthly topics and weekly themes such as transportation, seasons, colors, numbers, pets, safety, shapes and sizes.

     Each KinderCare center is designed to provide the center director with the necessary autonomy to enhance the programs based on the resources and needs of the local community. The Company emphasizes selection of staff who are responsive to children and each teacher is given the opportunity, training and resources to plan active and creative programs. Opportunity for professional growth is available through company-wide training programs, the Certification of Excellence Program (a professional development program established by the Company) and tuition reimbursement for employment-related college course work or course work in connection with obtaining a Child Development Associate credential. The Company also maintains an education and training department in its corporate headquarters. This department is led by a professional with a Ph.D. in early childhood education and is staffed by curriculum specialists.

     KinderCare's program for infants and toddlers, Welcome To Learning(R), is an award winning, brain compatible, continuous curriculum designed for children six weeks to 36 months. The curriculum encourages children to learn with age and stage appropriate learning environments and activities. The Company has two preschool programs suitable for multi-age groups (ages three to five years). My Window On The World(R) is designed to encourage inquisitive children to discover questions and formulate answers using the world of nature. KinderCare utilizes Your Big Backyard, the National Wildlife Federation's magazine for preschoolers, as a resource for this program. The Company's Once Upon A Time...Preschool Program based on children's literature, both classic and modern, is the second preschool program.

     For five year olds, the Company's centers deliver the Kindergarten at
KinderCare: Journey to Discovery(R) program. In this thematic program, which incorporates resources developed by the nationally recognized company, Development Learning Materials, a division of Science Research Associates, Inc., children learn through play, hands-on exploration and activities and experiences that are real-world and sensory in nature. The Company offers a kindergarten program in approximately two-thirds of its centers using a program that meets state requirements for instructional curriculum prior to first grade. The Company's KC Imagination Highway(R) program is a project approach-based curriculum, designed to meet the needs of school-aged children. The program includes a number of stimulating and challenging activities and projects, ranging from loud and active to quiet, thoughtful and social, and culminates with an event or finale for parents.

Employer-Sponsored Child Care Services

     KinderCare At Work(R) is the department which seeks to develop relationships with other businesses and organizations to provide on-site/near-site child care for employees. The Company believes that by providing on-site/near-site facilities, employers can create a valuable recruitment and retention tool, reduce absenteeism and tardiness and generate greater loyalty among their workforce.

     The Company believes that KinderCare At Work(R) can be a particularly effective provider of employer-sponsored child care based on the quality of the Company's curriculum and the strength of its brand identity. The Company intends to aggressively pursue new relationships with major corporations. Each opportunity will be individually evaluated to find the appropriate structure and program to fit the unique needs of each employer. KinderCare At Work(R) can assist organizations to develop needs assessments, financial analyses and architectural design and development plans. Relationships with employers will include management contracts, as well as owned or leased centers.

     At July 24, 1998, the Company operated 38 on-site/near-site employer-sponsored child centers for corporations such as Delco Electronics Corp., Fred Meyer, Inc., Lego Systems, Inc., The Walt Disney Company, Inc. and several other businesses, universities and hospitals. Of the 38 on-site/near-site centers, 35 were Company owned or leased and three were operated by the Company under management fee contracts. The management contracts for KinderCare At Work(R) centers generally provide for a three-to-five-year initial period with renewal options ranging from two to five years. The Company's compensation under such agreements is generally based on a fixed fee with annual escalation.

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

     The Company intends to continue its marketing efforts through various promotional activities and customer retention and customer referral programs. During fiscal year 1998, the Company awarded $10,000 college scholarships to 25 children in a promotional campaign designed to enhance winter enrollment. The fall enrollment period in fiscal year 1999 will be supported by a direct mail, radio and national magazine campaign, as well as local point of sale materials. Currently, potential customers can call toll free or access the Company's internet website (http://www.kindercare.com) to locate their nearest KinderCare or obtain information.

     When new centers are opened, they receive the benefit of pre-opening direct mail and newspaper support, as well as local public relations support. Every new center hosts an open house and provides for center tours where parents have opportunities to talk with staff, visit classrooms and play with educational toys and computers.

     Other aspects of the marketing programs offered by each KinderCare center include periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. Moreover, the Company sponsors a referral program under which parents receive tuition credits for every new customer referral that leads to a new enrollment.

     Center directors and staff also are trained to market to parents via telephone, local speaking engagements and interaction with local regulatory agencies that may then refer potential customers to the Company. A telephone tour inquiry tracking system is employed and center tours and "meet the teachers" events are held periodically. New parent orientation meetings are held in the fall at which center directors and staff explain educational and development programs as well as policies and procedures. In addition, the Company has established parent programs in centers to involve parents in center activities and events. At these events, the Company is able to build a high awareness of the center in the local community. In addition, each center has a five to seven member parent forum which functions as a sounding board for new ideas.

Tuition

     The Company determines tuition charges based upon a number of factors including age of child, full or part-time attendance, location and competition. Tuition is generally collected on a weekly basis in advance and tuition rates are generally adjusted company-wide each year in the fall. However, each center may adjust rates at any time based on competitive position, occupancy levels and consumer demand. For the fiscal years ended May 29, 1998 and May 30, 1997, the Company's weighted average tuition rate on a weekly basis was $106.81 and $101.93 respectively.

Human Resources

     At July 24, 1998, the Company's center operations were organized into four regions and 72 areas reporting to a Vice President of Operations. During fiscal year 1998, the Company added 22 area manager positions and eight additional regional support personnel to support field management's focus on quality. The Company will continue to expand field management by adding five area managers and four accreditation coordinators in fiscal year 1999.

     Individual centers are managed by a director and an assistant director. All center directors participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations. All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Additionally, the Company has developed and implemented extensive training programs to certify personnel as teachers of various age groups in accordance with the Company's internal standards and in connection with its age-specific educational programs.

     Due to high employee turnover rates in the child care industry in general, the Company focuses on and emphasizes recruiting and retaining qualified personnel. The turnover of personnel experienced by the Company results in part from the fact that a significant portion of the Company's employees earn entry-level wages and are part-time employees. Management believes, however, that the turnover of the Company's employees is in line with other companies in the industry. For fiscal year 1999, the Company has enhanced the employee benefits program to help attract and retain employees. Corporate human resources monitors salaries and benefits for competitiveness. The Company plans to develop an assessment program which will aid in identification of high quality area manager and center director candidates.

     The Company strives to ensure the care and safety of the children enrolled in its centers. Extensive precautions are taken to ensure the safety and well-being of all children; however, a small number of incidents of alleged child abuse have been reported. It is the Company's policy to report any allegation of abuse to the appropriate authorities, to investigate all allegations of abuse, and, if appropriate, to suspend any accused employee involved in the alleged incident pending the outcome of the investigation. Although no assurances can be made that allegations of abuse will not occur in the future, the Company's procedures are designed to prevent child abuse and the Company has not historically experienced a material adverse impact from allegations of child abuse.

Site Selection

     The Company seeks to identify attractive new sites for its centers in large, metropolitan markets and smaller, growth markets that meet the Company's operating and financial goals and where the Company believes the market for child care services will support higher tuition rates than the Company's existing rates. The Company's real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development. These studies include analyses of existing center areas, competitors, tuition pricing and demographic and marketplace data. Population, age, household income, employment levels, growth, land prices and development costs are all considered, as well as long-term growth opportunities for that market. In addition, the Company reviews state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing and probability of receiving the necessary approvals to construct and operate a new child care center. The Company may identify several new target areas from each broader geographical market study.

     KinderCare makes specific site location decisions for new centers based upon a detailed site analysis that includes the feasibility and demographic studies referenced above, as well as comprehensive financial modeling. Within a prospective specific area, the Company often analyzes several alternative sites. Each potential site is evaluated against the Company's standards for location, convenience, visibility, traffic patterns, size, layout, affordability and functionality, as well as potential competition. The real estate and development staff, working closely with operations, marketing and financial personnel, aim to open new centers with the highest achievable occupancy and profitability levels.

Real Estate Asset Management

     The Company routinely analyzes the profitability of existing centers through a detailed evaluation that includes leased versus owned status, lease options, operating history, premise expense, capital requirements, trade area demographics, competitive analysis and site assessment. Through the center evaluation process, the asset management staff formulates a plan for the property reflecting the Company's strategic direction and marketing objectives. In growth markets, the Company attempts to renegotiate long-term fixed-rate leases for leased centers which will avoid rental increases tied to market value or consumer indices. If a center is under performing or not attaining its investment objectives, the Company seeks to develop alternative exit strategies in order to minimize its financial liability. The Company makes an effort to time center closures to lessen the negative impact on affected families. During fiscal year 1998, the Company closed 17 leased centers.

     The Company's asset management department also manages the disposition of all surplus real estate owned or leased by the Company. These assets include undeveloped sites, unoccupied buildings and closed centers. The Company disposed of 12 surplus properties in fiscal year 1998 and is in the process of marketing an additional 20 surplus properties.

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

     KinderCare has also expanded its nationwide network to include the Internet and company-wide Intranet applications. Through the use of Netscape Navigator(R) software, the Company's intranet allows center directors to have immediate access to corporate information and provides center directors with the ability to distribute reports and questionnaires, update databases and revise center listings on a daily basis. The Company believes that the sophistication and scope of its communications network and information system makes its system one of the more advanced in the child care industry and enables it to improve further the efficiency and quality of child care and enhance the educational experience of KinderCare students.

     Many of the Company's computer systems will be upgraded, modified or replaced over the next year and a half in order to render these systems compliant with the "Year 2000." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     At July 24, 1998, the Company employed approximately 22,800 persons, of whom approximately 300 were employed at corporate headquarters, 200 were regional or area managers and support personnel and the remainder were employed at the centers. Center employees include center directors; assistant directors; regular full-time and part-time teachers; temporary and substitute teachers; teachers' aides and non-teaching staff, including cooks and van drivers. Approximately 8% of the 22,800 employees, including all management and supervisory personnel are salaried, all other employees are paid on an hourly basis. The Company does not have an agreement with any labor union and believes that its relations with its employees are good.

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

     The Company's competition also consists of other large, national, for-profit child care companies that may have more aggressive tuition discounting and other pricing policies than the Company. The Company competes by offering professionally planned educational and recreational programs; contemporary, well-equipped facilities; trained teachers and supervisory personnel and a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in the Company's before and after-school program between the Company's child care centers and schools.

Seasonality

     New enrollments are generally highest in September and January. Enrollment generally decreases 5% to 10% during holiday periods and summer months. Average enrollment of full-time and part-time children in all centers for the most recent twelve months ended July 24, 1998 was 122,000.

Insurance

     The Company's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability and directors' and officers' liability. The policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retention. Special insurance is sometimes obtained with respect to specific hazards, when and if deemed appropriate and available at reasonable cost. At July 24, 1998, the Company had approximately $5.8 million of letters of credit available to secure its obligations under retrospective and self-insurance programs. There is no assurance that claims in excess of, or not included within, the Company's coverage will not be asserted, the effect of which could have an adverse effect on the Company.

Governmental Laws and Regulation

     Child care centers are subject to numerous state and local regulations and licensing requirements and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate. The Company believes that its operations are in substantial compliance with all material regulations applicable to its business. However, there can be no assurance that a licensing authority will not determine a particular center to be in violation of applicable regulations and take action against that center.

     There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code of 1986, as amended (the "Code"), provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The credit is limited to $2,400 for taxpayers with one child, or $4,800 for taxpayers with two or more children. The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code.

     During fiscal year 1998, approximately 14% of the Company's net operating revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform, no assurance can be given that the Company will benefit from any such additional funding.

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

Trademarks

     The Company has various registered and unregistered trademarks covering the name KinderCare, its schoolhouse logo, and a number of other names, slogans and designs, including, but not limited to: Helping America's Busiest Families(R), KC Imagination Highway(R), Kid's Choice(TM), KinderCare At Work(R), Let Me Do It(R), Let's Move, Let's Play(R), Look At Me(R), My Window On The World(R), Playscapes At KinderCare(R), Small Talk(R), The Whole Child Is The Whole Idea(R), Welcome To Learning(R) and Your Child's First Classroom(TM). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. In addition, the Company has registered various trademarks in certain other countries, including Canada, Germany, Japan, the Peoples Republic of China and the United Kingdom. The Company believes that its name and logo are important to its operations and intends to continue to renew the trademark registrations thereof.

                               ITEM 2. PROPERTIES

     The Company's corporate office is located in Portland, Oregon. The Company has entered into a 10-year lease of approximately 73,000 square feet of office space. The lease term commenced on the date of occupancy of November 17, 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent.

     At July 24, 1998, the Company owned 726 of its operating child care centers, leased or subleased 415 operating child care centers and operated three child care centers under management contracts. The Company owns or leases certain other child care centers which have not yet been opened or which are being held for disposition. In addition, the Company owns certain real property held for future development of centers.

     A typical KinderCare community center is a one-story, air-conditioned building located on approximately one acre of land (larger capacity centers are situated on parcels ranging from one to four acres of land) constructed in accordance with model designs generally developed by the Company. The community centers contain open classroom and play areas and complete kitchen and bathroom facilities and can accommodate from 50 to 280 children, with most centers able to accommodate 90 to 135 children. Over the past few years, the Company has opened community centers that are larger in size with a capacity ranging from 165 to 280 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also have vehicles used for field trips and transporting children enrolled in the Company's after-school program. All KinderCare community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides child care programs individualized for each corporate sponsor. Facilities are on or near the corporate sponsor's site and range in capacity from 80 to 220 children. Kid's Choice(TM) centers, which provide before and after school care for school-age children, contain homework, computer and game rooms and are able to accommodate from 75 to 180 children. Each provides school-age children with areas to perform activities of interest to them.

     The KinderCare community, KinderCare At Work(R) and Kid's Choice(TM) centers operated by the Company at July 24, 1998 were located as follows:

                                                                 Kids
                          Community       KinderCare At    Choice(TM)
 Location                   Centers     Work(R) Centers       Centers       Total
 ---------------------    ---------     ---------------    ----------    --------
 Alabama                         11               --              --           11
 Arizona                         16                2              --           18
 Arkansas                         3               --              --            3
 California                      94               --               2           96
 Colorado                        25               --               1           26
 Connecticut                     11                2              --           13
 Delaware                         5               --              --            5
 Florida                         67                6               2           75
 Georgia                         37               --               2           39
 Illinois                        75                2               8           85
 Indiana                         26                1               1           28
 Iowa                             7                2               1           10
 Kansas                          18               --              --           18
 Kentucky                        13                1              --           14
 Louisiana                       13                2              --           15
 Maryland                        23               --               1           24
 Massachusetts                   17               --              --           17
 Michigan                        32                2               1           35
 Minnesota                       35               --               1           36
 Mississippi                      4               --              --            4
 Missouri                        49               --              --           49
 Nebraska                        10                1              --           11
 Nevada                          10               --              --           10
 New Jersey                      33                4              --           37
 New Mexico                       7               --              --            7
 New York                         2                1              --            3
 North Carolina                  33               --               2           35
 Ohio                            58                3               6           67
 Oklahoma                        10               --              --           10
 Oregon                          13                3              --           16
 Pennsylvania                    40               --              --           40
 Rhode Island                    --                1              --            1
 Tennessee                       27                1              --           28
 Texas                          118                1               4          123
 Utah                             6                1              --            7
 Virginia                        50               --               2           52
 Washington                      47                1               2           50
 Wisconsin                       23                1              --           24

 United Kingdom                   2               --              --            2
                           --------         --------        --------     --------
  Total                       1,070               38              36        1,144
                           ========         ========        ========     ========

     The Company utilizes a centralized maintenance program to ensure consistent high-quality maintenance of its facilities located across the country. The facilities department's maintenance technicians, each with a van stocked with spare parts, handle routine and preventative maintenance functions through a central telephone dispatch and systematic checklist system. During fiscal year 1999, a computerized maintenance system will be implemented which connects all centers, maintenance technicians and central dispatch. Each technician is responsible for the support of approximately 17 centers. During fiscal year 1999, the Company plans to hire eleven additional maintenance technicians, thereby reducing the number of centers per technician to approximately 15. Specific geographic areas are supervised by two regional directors and twelve facility managers, each of whom manages between four and seven technicians.

     The Company has undertaken a renovation program to ensure that all of its centers meet specified standards to be established by the Company. The Company anticipates that it will take four to five years to complete this renovation. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated future needs.

                            ITEM 3. LEGAL PROCEEDINGS

     The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of business, including suits alleging child abuse. In certain of such actions, plaintiffs request damages that are not covered by insurance. The Company believes that none of the claims or suits of which it is aware will materially affect its financial position, operating results or cash flows, although absolute assurance cannot be given with respect to the ultimate outcome of any such actions.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCK HOLDER MATTERS

Price Range of Common Stock

     Since February 13, 1997, the date of the Merger, the Company's common stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol KDCR. The market for the Company's common stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the common stock as reported by a market maker for the Company's common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Company's common stock will be maintained at their present levels.

                                                                    Common Stock
                                                                ---------------------
                                                                High Bid      Low Bid
                                                                --------     --------
Fiscal year ended May 29, 1998
   First quarter                                                $ 19 3/8     $ 18
   Second quarter                                                 19 1/2       18
   Third quarter                                                  19 5/8       18 1/8
   Fourth quarter                                                 22           18 3/4

Fiscal year ended May 30, 1997
   Third quarter (February 13, 1997 to March 7, 1997)           $ 19         $ 19
   Fourth quarter                                                 N/A*         N/A*

  * The Company was unable to identify any trades in the common stock in the over-the counter market during this period.

     Until February 13, 1997, the common stock traded on the NASDAQ National Market System under the symbol KCLC. Following the Merger, the common stock was delisted from the NASDAQ National Market System. The following table sets forth, for the fiscal periods indicated, the high and low sales prices, rounded to the nearest eighth, reported by the NASDAQ National Market System with respect to sales of the common stock prior to February 13, 1997:

                                                             Common Stock
                                                      --------------------------
                                                          High            Low
                                                      -----------     ----------
Fiscal year ended May 30, 1997
   First quarter                                       $ 15 11/16      $  13 7/8
   Second quarter                                        20               15 1/4
   Third quarter (through February 13, 1997)             20               18 1/8

Approximate Number of Security Holders

     At July 24, 1998, there were 89 holders of record of the Company's common stock.

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

                                                                      Fiscal Year Ended (a)
                                        -----------------------------------------------------------------------------
                                                                                                         June 3, 1994
                                        May 29, 1998    May 30, 1997    May 31, 1996    June 2, 1995        (53 weeks)
                                        -----------------------------------------------------------------------------
Statement of Operations Data:
Revenues, net                             $  597,070      $  563,135      $  541,264      $  506,505       $  488,726
Operating expenses, exclusive of
   recapitalization  expenses,
   restructuring and other charges
   (income), net                             546,376         515,481         488,071         456,607          441,560
Recapitalization expenses (b)                     --          17,277              --              --               --
Restructuring and other charges
   (income), net (c)                           5,201          10,275           1,484            (888)              --
                                        -----------------------------------------------------------------------------
     Total operating expenses                551,577         543,033         489,555         455,719          441,560
                                        -----------------------------------------------------------------------------
         Operating income                     45,493          20,102          51,709          50,786           47,166
Investment income, net                           612             232             250           2,635            3,176
Interest expense                            (40,677)         (22,394)        (16,727)        (17,318)         (17,675)
                                        -----------------------------------------------------------------------------
     Income (loss) before income taxes
       and extraordinary items                 5,428          (2,060)         35,232          36,103           32,667
Income tax expense                             2,002           3,375          13,549          14,037           12,837
                                        -----------------------------------------------------------------------------
     Income (loss) before
       extraordinary items                     3,426          (5,435)         21,683          22,066           19,830
Extraordinary items, net of income
   taxes (d)                                      --          (7,532)             --              --           (2,397)
                                        -----------------------------------------------------------------------------
         Net income (loss)                $    3,426      $  (12,967)     $   21,683      $   22,066       $   17,433
                                        =============================================================================

Earnings (loss) per share:
Basic - Income (loss) before
   extraordinary items                    $     0.36      $    (0.33)     $     1.10      $     1.10       $     0.99
     Extraordinary items, net                     --           (0.46)             --              --            (0.12)
                                        -----------------------------------------------------------------------------
         Net income (loss)                $     0.36      $    (0.79)     $     1.10      $     1.10       $     0.87
                                        =============================================================================

Assuming Dilution - Income (loss)
   before extraordinary items             $     0.36      $    (0.33)     $     1.07      $     1.07       $     0.97
     Extraordinary items, net                    --            (0.46)             --              --            (0.12)
                                        -----------------------------------------------------------------------------
         Net income (loss)                $     0.36      $    (0.79)     $     1.07      $     1.07       $     0.85
                                        =============================================================================

Other Financial Data :
EBITDA (e)                                $   88,658      $   47,055      $   85,931      $   81,492       $   73,093
Adjusted EBITDA (e)                           93,247          81,907 (f)      87,165 (f)      77,969           72,314
Adjusted EBITDA margin                          15.6%           14.5%           16.1%           15.4%            14.8%
Cash flow provided by operations          $   57,005      $   50,237      $   75,897      $   72,963       $   74,351
Capital expenditures                          86,187          43,748          67,304          74,376           35,710

Child Care Center Data :
Number of centers at end of period             1,147           1,144           1,148           1,137            1,132
Center licensed capacity at end of
  period                                     143,000         143,000         141,000             N/C (g)          N/C (g)
Occupancy (h)                                   70.6%           70.0%           70.3%            N/C (g)          N/C (g)
Average tuition rate (i)                  $   106.81      $   101.93      $    99.24             N/C (g)          N/C (g)

Balance Sheet Data (at end of period):
Total assets                              $  591,539      $  569,878      $  527,476      $  503,274       $  458,920
Total debt                                   403,097         394,889         146,617         160,394          178,692
Stockholders' equity                          31,900          27,707 (j)     262,435         241,216          203,882


See accompanying notes to selected historical consolidated financial and other data.

                    Notes to Selected Historical Consolidated
                            Financial and Other Data


(a)  The Company's fiscal year ends on the Friday closest to May 31.

(b) In fiscal year 1997, the Company incurred non-recurring recapitalization costs in order to fund the transactions contemplated by the Merger.

(c) Restructuring and other charges (income), net, include (i) restructuring charges of $5.7 million, $3.4 million and $6.5 million in fiscal years 1998, 1997 and 1996, respectively, (ii) losses on asset impairments of $6.9 million and $6.3 million in fiscal years 1997 and 1996, respectively, (iii) gains on litigation settlements of $(0.5) million, $(1.5) million, $(11.3) million and $(0.9) million in fiscal years 1998, 1997, 1996 and 1995, respectively, and (iv) charges of $1.5 million to write-off certain assets in fiscal year 1997.

(d) In fiscal years 1994 and 1997, the Company retired debt prior to maturity, the losses on which were recorded as extraordinary items.

(e) "EBITDA" represents earnings before interest expense, income taxes, depreciation and amortization. "Adjusted EBITDA" represents EBITDA exclusive of recapitalization expenses, restructuring and other charges (income), investment income and extraordinary items. A reconciliation from EBITDA to Adjusted EBITDA follows (dollars in thousands):

                                                                            Fiscal Year Ended
                                             --------------------------------------------------------------------------------
                                                                                                                 June 3, 1994
                                             May 29, 1998    May 30, 1997      May 31, 1996      June 2, 1995     (53 weeks)
                                             ------------    ------------      ------------      ------------    ------------
     EBITDA                                  $     88,658    $     47,055      $     85,931      $     81,492    $     73,093
     Adjustments:
        Recapitalization expenses                      --          17,277                --                --              --
        Restructuring and other
            (income), net                           5,201          10,275             1,484              (888)             --
        Investment income, net                       (612)           (232)             (250)           (2,635)         (3,176)
        Extraordinary items, net                       --           7,532                --                --           2,397
                                             ------------    ------------      ------------      ------------    ------------
                                             $     93,247    $     81,907 (f)  $     87,165 (f)  $     77,969    $     72,314
                                             ============    ============      ============      ============    ============

     Neither EBITDA nor Adjusted EBITDA is intended to represent a measure of cash flow or operating results in accordance with generally accepted accounting principles. Rather, certain investors and creditors may find EBITDA and, more specifically, Adjusted EBITDA a useful tool for measuring the Company's ability to service its debt. However, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computations may not be similar for all companies.

(f) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(g) Prior to June 3, 1995, the Company used average occupancy and the three year old tuition rate to measure performance. Average occupancy was defined as actual operating revenues for the respective period divided by the building capacity of each of the Company's centers multiplied by such center's basic tuition rate for full-time, three-year-old students for the respective period. The three-year-old tuition rate represents the weekly tuition rate paid by a parent for a three-year-old child to attend a KinderCare center five full days during one week. The three-year-old tuition rate represented an approximate average of all tuition rates at each center. The child care center data utilized in prior fiscal years to measure performance is as follows:

                                                       Fiscal Year Ended
                                           ------------------------------------------
                                                                         June 3, 1994
                                           May 31, 1996   June 2, 1995     (53 weeks)
                                           ------------   ------------   ------------
             Center building capacity           141,000        137,000        136,000
                at end of period
             Average occupancy                       76%            76%            77%
             Average three-year-old          $      100     $       96     $       90
                tuition rate

     At June 3, 1995, the Company changed its method of measuring performance to the utilization of occupancy and average tuition rate (see notes (h) and (i) below). Prior to fiscal 1996, the company did not track licensed capacity or full-time equivalent attendance. Therefore, occupancy and average tuition rate can not be calculated ("n/c") for fiscal 1995 and 1994.

(h) Occupancy, a measure of the utilization of center capacity, is defined by the Company as the full-time equivalent ("FTE") attendance at all of the Company's centers divided by the sum of the licensed capacity of all of the Company's centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day would equate to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(i) Average tuition rate is defined by the Company as actual net revenues, exclusive of fees (primarily reservation and registration) and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

(j) In connection with the Merger and related transactions, the Company paid $382.4 million to redeem common stock, warrants and options. KKR, through KCLC, contributed $148.8 million in common equity for approximately 83.6% of the 9,368,421 shares outstanding immediately after the Merger and existing stockholders retained approximately 16.4% of the shares outstanding immediately after the Merger.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the years ended May 29, 1998 ("fiscal 1998"), May 30, 1997 ("fiscal 1997") and May 31, 1996 ("fiscal 1996"), each of which was a 52-week fiscal year.

     Occupancy, a measure of the utilization of center capacity, is defined by the Company as the full-time equivalent ("FTE") attendance at all of the Company's centers divided by the sum of the licensed capacity of all of the Company's centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day would equate to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

     Average tuition rate is defined by the Company as actual net revenues, exclusive of fees (primarily reservation and registration) and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

Fiscal 1998 compared to Fiscal 1997

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                 Fiscal Year                 Fiscal Year                      Change
                                       Ended      Percent          Ended      Percent         Amount
                                      May 29,          of         May 30,          of       Increase/
                                        1998     Revenues           1997     Revenues      (Decrease)
                                 -----------     --------    -----------     --------    -----------
Revenues, net                     $  597,070       100.0%     $  563,135       100.0%      $  33,935
                                  ----------     -------      ----------       -----       ---------
Expenses:
   Salaries, wages and benefits      327,161        54.8         300,580        53.4          26,581
   Depreciation                       42,553         7.1          34,253         6.1           8,300
   Rent                               27,985         4.7          28,140         4.9            (155)
   Other                             148,677        24.9         152,508        27.1          (3,831)
   Recapitalization expenses             ---         ---          17,277         3.1         (17,277)
  Restructuring and other
    charges (income), net              5,201         0.9          10,275         1.8          (5,074)
                                  ----------     -------      ----------       -----       ---------
     Total operating expenses        551,577        92.4         543,033        96.4           8,544
                                  ----------     -------      ----------       -----       ---------
Operating income                  $   45,493         7.6%     $   20,102        3.6%       $  25,391
                                  ==========     =======      ==========       =====       =========

     Revenues, net - Net revenues increased $33.9 million, or 6.0%, to $597.1 million in fiscal 1998 from fiscal 1997. The increase in net revenues is primarily attributable to an approximate 4.4% weighted average tuition increase implemented in the second quarter of fiscal 1998. The average tuition rate and occupancy, respectively, increased to $106.81 and 70.6% for fiscal 1998 from $101.93 and 70.0% for fiscal 1997. Centers opened during fiscal 1998 and 1997 contributed incremental net revenues of $12.6 million in fiscal 1998. The positive effect of those factors on net revenues was offset in part by center closings.

     During fiscal 1998, the Company opened 20 community centers and closed 17 centers. During fiscal 1997, the Company opened 16 centers: 15 community centers and one KinderCare at Work(R) center, and closed or sold 20 centers. Total licensed capacity was approximately 143,000 at the end of both fiscal 1998 and 1997.

     Salaries, wages and benefits - Salaries, wages and benefits (which include incentives) expense increased $26.6 million, or 8.8%, to $327.2 million in fiscal 1998 from fiscal 1997. The expense directly associated with the centers was $304.5 million in fiscal 1998, an increase of $19.4 million from fiscal 1997. The center level increase is attributable to increased staff wage rates, employee health costs and bonus expense. The expense related to field management and corporate administration was $22.7 million in fiscal 1998, an increase of $7.2 million from fiscal 1997. The increase is attributable to the addition of certain field management positions, higher salaries as a result of the relocation of the corporate office to Portland, Oregon and increased bonus expense.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased only slightly to 51.0% for fiscal 1998 from 50.6% for fiscal 1997 despite increased wage rates and bonus expense due to the control of labor hours by field management. See "Inflation and Wage Increases." Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 54.8% for fiscal 1998 from 53.4% for fiscal 1997.

     Depreciation - Depreciation expense increased $8.3 million to $42.6 million in fiscal 1998 from fiscal 1997 due primarily to additional depreciation expense of $9.4 million related to a change in the estimated useful life of center auxiliary equipment. Auxiliary equipment is comprised of educational supplies, such as toys, books, video games and playground equipment, furniture, cots and kitchen and other equipment used in the operation of a center. (See Note 1 to the Company's Consolidated Financial Statements). Exclusive of the impact from the change in estimate, depreciation expense decreased slightly due to the effect of certain assets reaching the end of their estimated depreciable lives.

     Rent - Rent expense remained relatively flat at $28.0 million for fiscal 1998 and $28.1 million for fiscal 1997. During fiscal 1998, 17 leased centers were closed, while three leased centers were opened. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods. Administrative rent expense increased primarily as a result of the Company's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. See "Item 2. Properties."

     Other operating expenses - Other operating expenses decreased $3.8 million, or 2.5%, to $148.7 million in fiscal 1998 from fiscal 1997. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and transportation, and expenses related to field management and corporate administration. The decrease is primarily due to a reduction in expenses related to self-insurance, which was offset by additional marketing expense to fund a targeted marketing program during the fall of fiscal 1998 and increased bad debt expense. As a percentage of net revenues, other operating expenses decreased to 24.9% for fiscal 1998 from 27.1% for fiscal 1997. The improvement in other operating expenses, as a percentage of net revenues, is due to effective cost control by management.

     Recapitalization expenses - During fiscal 1997 and in connection with the merger (the "Merger") of the Company and KCLC Acquisition Corp. ("KCLC"), a wholly owned subsidiary of a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm

("KKR"), the Company repaid the then outstanding $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million principal amount 9 1/2 % senior subordinated notes ("9 1/2% Senior Subordinated Notes"), entered into a $300.0 million revolving credit facility ("Revolving Credit Facility"), borrowed $50.0 million against a term loan facility and issued 7,828,947 shares of common stock to KKR affiliates. During fiscal 1997, non-recurring recapitalization costs of approximately $17.3 million were incurred and expensed and financing costs of approximately $27.2 million were deferred and are being amortized over the lives of the new debt facilities (see Notes 2 and 8 to the Company's Consolidated Financial Statements).

     Restructuring and other charges (income), net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $5.7 million in restructuring costs, primarily expenses incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation, in fiscal 1998. During fiscal 1997, restructuring costs, primarily severance related, of $3.4 million and a $5.0 million charge to write down the Company's then headquarters facility in Montgomery, Alabama to net realizable value were recognized.

     During fiscal 1997, the Company recorded impairment losses of $1.9 million, comprised of $1.3 million with respect to certain long-lived assets and $0.6 million related to Kids Choice(TM) anticipated lease termination costs. Additionally, charges of approximately $1.5 million were incurred to write-off certain marketing materials and deferred pre-opening costs on new centers.

     During fiscal 1998, the Company, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of the Company's claim in the United States District Court in New York against Michael R. Milken, et al. During fiscal 1997, a $1.5 million interest payment was received from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama.

     Operating income - Operating income increased $25.4 million to $45.5 million in fiscal 1998 from fiscal 1997. Operating income before recapitalization expenses, restructuring and other charges (income), net, increased $3.0 million to $50.7 million in fiscal 1998 from fiscal 1997. The increase is primarily due to the higher average tuition rate and occupancy growth combined with strong cost controls, which was offset partially by additional depreciation expense of $9.4 million due to a change in estimate, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for fiscal 1998 of $88.7 million was $41.6 million above fiscal 1997. As a percentage of net revenues, EBITDA for fiscal 1998 was 14.8% compared to 8.4% for fiscal 1997. Adjusted EBITDA, defined as EBITDA exclusive of recapitalization expenses, restructuring and other charges (income), investment income and extraordinary items was $93.2 million in fiscal 1998, an increase of $11.3 million from fiscal 1997. As a percentage of net revenues, Adjusted EBITDA was 15.6% for fiscal 1998 and 14.5% for fiscal 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense - Interest expense increased to $40.7 million in fiscal 1998 from $22.4 million in fiscal 1997. This increase is substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the Merger and repay $91.6 million on the Company's then existing line of credit. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.1% for fiscal 1998 versus 8.5% for fiscal 1997.

     Income tax expense - Income tax expense during fiscal 1998 and 1997 of $2.0 and $3.4 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes and, during fiscal 1997, non-deductible recapitalization expenses, offset by tax credits.

     Extraordinary items - During fiscal 1997, the Company purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. The transactions included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

Fiscal 1997 compared to Fiscal 1996

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                          Fiscal                     Fiscal                         Change
                                      Year Ended      Percent    Year Ended         Percent         Amount
                                          May 30,          of        May 31,             of       Increase/
                                            1997     Revenues          1996        Revenues      (Decrease)
                                      ----------    ---------    ----------      ----------    -----------
Revenues, net                         $  563,135       100.0%    $  541,264          100.0%    $    21,871
                                      ----------    ---------    ----------      ----------    -----------
Operating expenses:
   Salaries, wages and benefits          300,580        53.4        284,115           52.5          16,465
   Depreciation                           34,253         6.1         33,972            6.3             281
   Rent                                   28,140         4.9         26,515            4.9           1,625
   Other                                 152,508        27.1        143,469           26.5           9,039
   Recapitalization expenses              17,277         3.1             --             --          17,277
   Restructuring and other charges
      (income), net                       10,275         1.8          1,484            0.2           8,791
                                      ----------    ---------    ----------      ----------    -----------
     Total operating expenses            543,033        96.4        489,555           90.4          53,478
                                      ----------    ---------    ----------      ----------    -----------
Operating income                      $   20,102         3.6%    $   51,709            9.6%    $   (31,607)
                                      ==========    =========    ==========      ==========    ===========

     Revenues, net - Net revenues increased $21.9 million, or 4.0%, to $563.1 million in fiscal 1997 from fiscal 1996. The increase in net operating revenues is primarily attributable to an approximate 4.7% weighted average tuition increase implemented in the fall of 1996 and to new center openings and acquisitions. The average tuition rate increased to $101.93 in fiscal 1997 from $99.24 in fiscal 1996. The positive effect of those factors on net revenues was offset in part by a decline in total occupancy and center closings.

     Total occupancy decreased slightly to 70.0% in fiscal 1997 from 70.3% in fiscal 1996. The Company believes the decline in occupancy was caused by a variety of factors including, in particular, the following recently implemented initiatives: (a) a reduced, lower cost marketing program, (b) an expanded employee child care discount program that may have precluded the enrollment of tuition paying children and (c) changes in field management which provided less direct center supervision. The Company evaluated such initiatives and made certain revisions including funding a targeted marketing program for early fiscal 1998, limiting the employee child care discount effective July 1997 and adding certain area manager positions and additional regional field support to increase center supervision.

     During fiscal 1997, the Company opened 16 new centers: 15 KinderCare community centers and one KinderCare At Work(R) center; and closed or sold 20 centers. During fiscal 1996, the Company opened 37 new centers: 22 KinderCare community centers, six KinderCare At Work(R) centers and nine Kid's Choice(TM) centers (including the conversion of one community center to a Kid's Choice(TM) center); and closed or sold 26 centers. Total licensed capacity increased to approximately 143,000 at the end of fiscal 1997 from approximately 141,000 at the end of fiscal 1996.

     Salaries, wages and benefits - Salaries, wages and benefits (which include incentives) expense increased $16.5 million, or 5.8%, to $300.6 million in fiscal 1997 from fiscal 1996. The expense directly associated with the centers was $285.1 million in fiscal 1997, an increase of $19.7 million from fiscal 1996. The center level increase is attributable to increased staff wage rates and hours and employee health insurance costs, offset in part by reduced bonus expense. The expense related to field management and corporate administration decreased $3.2 million from fiscal 1996. The decrease is attributable to the reduction of field management staff and reduced bonus expense.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 50.6% for fiscal 1997 from 49.0% for fiscal 1996 due to higher labor hours. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 53.4% for fiscal 1997 from 52.5% for fiscal 1996.

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

     Rent - Rent expense increased $1.6 million to $28.1 million in fiscal 1997 from fiscal 1996. The increase is primarily a result of lease renewals at current market rates. During fiscal 1997, five leased centers were opened and 17 leased centers were closed. The rental rates experienced on leases entered into in fiscal 1997 were higher than those experienced in previous years. See "Item
2. Properties."

     Other operating expenses - Other operating expenses increased $9.0 million, or 6.3%, to $152.5 million in fiscal 1997 from fiscal 1996. As a percentage of net revenues, other operating expenses increased to 27.1% for fiscal 1997 from 26.5% for fiscal 1996. This increase is principally due to increased center level operating and insurance costs and a provision for lease termination costs, offset partially by a reduced, lower cost marketing program and improved administrative and field management efficiencies from re-engineering efforts initiated during fiscal 1996.

     Recapitalization expenses - During fiscal 1997 and in connection with the Merger, the Company repaid the $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the Recapitalization, the Company issued $300.0 million principal amount 9-1/2% Senior Subordinated Notes, entered into a $300.0 million Revolving Credit Facility, borrowed $50.0 million against a term loan facility and issued 7,828,947 shares of common stock to KKR affiliates. During fiscal 1997, non-recurring recapitalization costs of approximately $17.3 million were incurred and expensed and financing costs of approximately $27.2 million were deferred and are being amortized over the lives of the new debt facilities (see Notes 2 and 8 to the Company's Consolidated Financial Statements).

     Restructuring and other charges (income), net - During fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $3.4 million in restructuring costs, primarily severance related, and recorded a $5.0 million charge to write-down its Montgomery, Alabama headquarters facility to net realizable value. Additionally, impairment losses of $1.9 million, comprised of $1.3 million with respect to certain long-lived assets and $0.6 million related to Kids Choice(TM) anticipated lease termination costs, were recorded. The Company also recorded charges of approximately $1.5 million to write-off marketing materials and deferred pre-opening costs on new centers. Finally, a $1.5 million interest payment was received from Enstar Group, Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy Court in Montgomery, Alabama.

     During fiscal 1996, substantial changes were made to the field operations, facilities management and support functions. As a result of these changes, the Company provided $6.5 million for restructuring costs, primarily to cover severance arrangements for the approximately 100 positions which were eliminated. Additionally, the Company limited the development of its Kid's Choice(TM) centers to contracts in process and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements (which were valued based on anticipated discounted cash flows), and $1.0 million for anticipated lease termination costs. Finally, a cash distribution of $11.3 million was received from Enstar in connection with the Company's claim against Enstar referred to above.

     Operating income - Operating income decreased $31.6 million, or 61.1%, to $20.1 million in fiscal 1997 from fiscal 1996. Operating income before recapitalization expenses, restructuring and other charges (income), net, decreased $5.5 million to $47.7 million in fiscal 1997 from fiscal 1996. The decrease is due to lower occupancy, increases in employee child care discounts and increased labor expenses, as discussed above. The Company took certain steps to address these issues including funding a targeted marketing program for early fiscal 1998, limiting the employee child care discount effective July 1997 and adding certain area manager positions and additional regional field support to increase center supervision.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for fiscal 1997 of $47.1 million was $38.9 million below fiscal 1996. As a percentage of net revenues, EBITDA for fiscal 1997 was 8.4% compared to 15.9% for fiscal 1996. Adjusted EBITDA, defined as EBITDA exclusive of recapitalization expenses, restructuring and other charges (income), investment income and extraordinary items was $81.9 million in fiscal 1997, a decrease of $5.3 million from fiscal 1996. As a percentage of net revenues, Adjusted EBITDA was 14.5% for fiscal 1997 and 16.1% for fiscal 1996. In addition to the factors discussed above, as part of the Company's normal review of the adequacy of reserves, during fiscal 1996, self insurance reserves were reduced by $2.0 million, the impact of which was to increase EBITDA and Adjusted EBITDA by a like amount. In fiscal 1997, as part of the normal review of the adequacy of reserves, the Company increased self insurance reserves, which reduced EBITDA and Adjusted EBITDA by $2.0 million. In addition, during fiscal 1997, the Company recorded provisions of $1.2 million for anticipated lease termination costs which are included in other operating expenses. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

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

     Income tax expense - Income tax expense during fiscal 1997 and 1996 of $3.4 and $13.5 million, respectively, was computed by applying estimated effective tax rates to income before taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes and, during fiscal 1997, non-deductible recapitalization expenses, offset by tax credits.

     Extraordinary items - During fiscal 1997, the Company purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. The transactions included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     In connection with the Merger, the Company entered into credit facilities totaling $390.0 million, comprised of (i) a $90.0 million term loan facility (the "Term Loan Facility"), of which $50.0 million was drawn at the time of the Merger and $40.0 million has since expired, and (ii) a $300.0 million Revolving Credit Facility (together with the Term Loan Facility, the "Credit Facilities"). In addition, the Company issued $300.0 million of 9-1/2% Senior Subordinated Notes. At May 29, 1998, the Company was committed on outstanding letters of credit totaling $42.2 million and had drawn $10.0 million, which was repaid from cash flow generated from operations subsequent to the fiscal year end, under the Revolving Credit Facility.

     The Term Loan Facility is subject to mandatory repayment with the proceeds of certain asset sales and certain debt offerings and a portion of excess cash flow (as defined in the Credit Facilities). The Term Loan Facility will mature on February 13, 2006 and provides for nominal annual amortization. The Revolving Credit Facility will terminate on February 13, 2004.

     The Company utilized approximately $40.2 million of net operating loss carryforwards to offset taxable income in its 1995 through 1998 fiscal years. Approximately $18.4 million of net operating loss carryforwards are available to be utilized in fiscal 1999 and future fiscal years. If such net operating loss carryforwards were reduced, the Company would be required to pay additional taxes and interest, thereby reducing available cash.

     The Company's net cash provided by operating activities for fiscal 1998 was $57.0 million compared to $50.2 million for fiscal 1997. The increase in net cash flow from operations is primarily a result of net income before extraordinary items, of $3.4 million in fiscal 1998 as compared to the $5.4 million net loss before extraordinary items, in fiscal 1997, the components of which are discussed above. Cash and cash equivalents totaled $11.8 million at May 29, 1998 compared to $24.2 million at May 30, 1997 and the ratio of current assets to current liabilities was .46 to one at May 29, 1998, versus .67 to one at May 30, 1997.

     During the first quarter of fiscal 1997, the Company repurchased $30.0 million aggregate principal amount of its 10-3/8% senior subordinated notes ("10-3/8% Senior Subordinated Notes") at an aggregate price of $31.5 million which resulted in an extraordinary loss of $1.2 million, net of income taxes. During the second quarter of fiscal 1997 and in connection with the Merger, the Company announced and completed a tender offer and consent solicitation for the remainder of its outstanding 10-3/8% Senior Subordinated Notes seeking the elimination of substantially all of the restrictive covenants, and 99.7% of the notes were purchased at an aggregate price of $76.8 million. This second transaction resulted in an extraordinary loss of $5.3 million, net of income taxes.

     On June 3, 1996, the Board of Directors authorized the repurchase of $23.0 million of the Company's common stock. During fiscal 1997, 852,500 shares and 315,000 warrants were repurchased for $14.1 million. All shares that were repurchased have been retired. Other than in connection with the Merger, no shares of common stock or warrants have been purchased by the Company since July 22, 1996 and the stock buyback programs were terminated at the effective time of the Merger.

Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1999, the Company anticipates opening approximately 40 new centers. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate, which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as under performing. The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.5 million to $1.8 million depending on the size and location of the center; however, the actual costs of a particular center may vary from such range. New centers are based upon detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given by the Company that it will be able to successfully negotiate and acquire properties, meet its targets for new center additions or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction delayed for a variety of reasons, many outside the control of the Company.

     The Company also plans to make significant capital expenditures in connection with the renovation of its existing facilities. The Company expects to make these improvements over the next four to five years.

     During fiscal 1998, the Company opened 20 community centers. In fiscal 1997, 16 centers were opened: 15 community centers and one KinderCare At Work(R) center. There are no planned additions to the Company's Kids' Choice(TM) format as management does not believe that the concept is meeting its full potential. The Company currently anticipates that any Kid's Choice(TM) center that is under performing when its lease expires will be closed at that time. Fiscal 1996 center openings totaled 37 centers; consisting of 22 community centers, six KinderCare At Work(R) centers and nine Kid's Choice(TM) centers (including the conversion of one community center to a Kid's Choice(TM) center).

     Capital expenditures during fiscal 1998 amounted to approximately $85.0 million. Approximately $36.5 million was spent on new center development and renovations on existing facilities was $23.7 million. Purchases of equipment and corporate information systems were $22.3 and $2.5 million, respectively.

     Capital expenditures, during fiscal 1997 totaled approximately $43.7 million compared to $67.3 million in fiscal 1996. Expenditures for new center development were $21.3 and $40.0 million, and renovations on existing facilities were $12.2 and $15.6 million during fiscal 1997 and 1996, respectively. Purchases of equipment and corporate information systems were $7.2 and $3.0 million, respectively, during fiscal 1997 and $9.8 and $1.9 million, respectively, during fiscal 1996.

     Capital expenditure limits under the Credit Facilities for fiscal 1998 were $100.0 million and are $155.0 million for fiscal year 1999. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to certain exceptions. Also, the Company is permitted a degree of flexibility under the provisions of the indenture under which the senior subordinated notes were issued and the credit facilities with respect to the incurrence of additional indebtedness, including through certain mortgages or sale-leaseback transactions.

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

Year 2000

     Many of the Company's computer systems will be upgraded, modified or replaced over the next year and a half in order to render these systems compliant with the "Year 2000." A review of the Company's computer systems has been conducted to identify those areas which may be affected by the Year 2000 issue. The Company has successfully tested certain operational software. An implementation plan to provide resolution for other software, which has not yet been tested or is known to be non-compliant, is being developed. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 will not pose significant operational problems. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. Costs associated with Year 2000 compliance, which will be expensed as incurred, are not anticipated to be material to the Company's financial position or results of operations in any given year.

Recently Issued Accounting Standards

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for the Company's fiscal year 2001. The Company has not yet fully evaluated the impact of this statement.

Seasonality

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the year-end holiday period. The decreased attendance in the summer months and during the year-end holiday period may result in decreased liquidity during these periods.

Governmental Law & Regulations

     There are certain tax incentives for child care programs. Section 21 of the Internal Revenue Code of 1986, as amended (the "Code"), provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The credit is limited to $2,400 for taxpayers with one child or $4,800 for taxpayers with two or more children. The fees paid to the Company for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code.

     During fiscal 1998, approximately 14% of the Company's net operating revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform, no assurance can be given that the Company will benefit from any such additional funding.

Inflation and Wage Increases

     Management does not believe that the effect of inflation on the results of the Company's operations has been significant in recent periods.

     Salaries, wages and benefits represented approximately 54.8% of net revenues for fiscal 1998. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of the Company's markets. During 1996, Congress enacted an increase in the minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 effective on September 1, 1997. The effect of the federal minimum wage increase has not been material to the results of operations. The Company believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by the minimum wage rate, or other market adjustments. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement changes at the local level.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK

     Not applicable.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KinderCare Learning Centers, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

                                                                         May 29, 1998    May 30, 1997
                                                                         ------------    ------------
Assets:
Current assets:
    Cash and cash equivalents                                            $     11,820    $     24,150
    Receivables, net                                                           14,987          13,649
    Prepaid expenses and supplies                                               4,939           6,114
    Deferred income taxes                                                      12,412          14,127
                                                                         ------------    ------------
       Total current assets                                                    44,158          58,040

Property and equipment, net                                                   508,113         471,558
Deferred income taxes                                                          12,030          11,621
Deferred financing costs and other assets                                      27,238          28,659
                                                                         ------------    ------------
                                                                         $    591,539    $    569,878
                                                                         ============    ============

Liabilities and Stockholders' Equity:
Current liabilities:
     Bank overdrafts                                                     $      8,184    $      5,357
     Accounts payable                                                           9,796          10,746
     Current portion of long-term debt                                          1,839           1,760
     Accrued expenses and other liabilities                                    76,221          69,056
                                                                         ------------    ------------
       Total current liabilities                                               96,040          86,919

Long-term debt                                                                401,258         393,129
Self insurance liabilities                                                     20,922          21,880
Deferred income taxes                                                           5,444           5,600
Other noncurrent liabilities                                                   35,975          34,693
                                                                         ------------    ------------
       Total liabilities                                                      559,639         542,171
                                                                         ------------    ------------

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                                         --              --
     Common stock, $.01 par value; authorized 20,000,000 shares;
       issued and outstanding 9,474,197 and 9,368,421 shares,
       respectively.                                                               95              94
     Additional paid-in capital                                                 2,009              --
     Notes receivable from stockholders                                        (1,325)             --
     Retained earnings                                                         31,179          27,753
     Cumulative translation adjustment                                            (58)           (140)
                                                                         ------------    ------------
       Total stockholders' equity                                              31,900          27,707
                                                                         ------------    ------------
                                                                         $    591,539    $    569,878
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

KinderCare Learning Centers, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

                                                              Fiscal Year Ended
                                               ------------------------------------------------
                                                 May 29, 1998     May 30, 1997     May 31, 1996
                                               --------------   --------------   --------------
Revenues, net                                  $      597,070   $      563,135   $      541,264
                                               --------------   --------------   --------------
Operating expenses:
    Salaries, wages and benefits                      327,161          300,580          284,115
    Depreciation                                       42,553           34,253           33,972
    Rent                                               27,985           28,140           26,515
    Provision for doubtful accounts                     5,529            4,697            3,908
    Other                                             143,148          147,811          139,561
    Recapitalization expenses                              --           17,277               --
    Restructuring and other charges
      (income), net                                     5,201           10,275            1,484
                                               --------------   --------------   --------------
           Total operating expenses                   551,577          543,033          489,555
                                               --------------   --------------   --------------
       Operating income                                45,493           20,102           51,709
Investment income, net                                    612              232              250
Interest expense                                      (40,677)         (22,394)         (16,727)
                                               --------------   --------------   --------------
    Income (loss) before income taxes and
       extraordinary items                              5,428           (2,060)          35,232

Income tax expense                                      2,002            3,375           13,549
                                               --------------   --------------   --------------
Income (loss) before extraordinary items                3,426           (5,435)          21,683
Extraordinary items - loss on early
   retirement of debt, net of income
   taxes of $4,815                                         --           (7,532)              --
                                               --------------   --------------   --------------
            Net income (loss)                  $        3,426   $      (12,967)  $       21,683
                                               ==============   ==============   ==============

Income (loss) per common share:
    Basic - income (loss) before
       extraordinary items                     $         0.36   $        (0.33)  $         1.10
    Extraordinary items - loss on early
       retirement of debt, net of income taxes             --            (0.46)              --
                                               --------------   --------------   --------------
            Net income (loss)                  $         0.36   $        (0.79)  $         1.10
                                               ==============   ==============   ==============

    Assuming dilution - income (loss) before
       extraordinary items                     $         0.36   $        (0.33)  $         1.07
    Extraordinary items - loss on early
       retirement of debt, net of income taxes             --            (0.46)              --
                                               --------------   --------------   --------------
            Net income (loss)                  $         0.36   $        (0.79)  $         1.07
                                               ==============   ==============   ==============

Weighted average common shares
   outstanding                                      9,397,000       16,479,000       19,770,000
                                               ==============   ==============   ==============
Weighted average common shares
   outstanding and potential
   common shares                                    9,398,000       16,479,000       20,192,000
                                               ==============   ==============   ==============


See accompanying notes to consolidated financial statements.

KinderCare Learning Centers, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share amounts)

                                  Common Stock         Additional                              Cumulative
                            -----------------------       Paid-in        Notes     Retained   Translation   Treasury
                                Shares      Amount        Capital   Receivable      Earning    Adjustment      Stock        Total
                            ----------    ---------    ----------   ----------    ---------   -----------    -------    ---------
Balance at June 2, 1995     20,119,818    $     201    $  200,867   $       --    $  40,116   $        32    $    --    $ 241,216
   Net income                       --           --            --           --       21,683            --         --       21,683
   Tax benefits of the
     valuation allowance
     for deferred tax
     assets                         --           --         4,121           --           --            --         --        4,121
   Cumulative translation
     adjustment                     --           --            --           --           --           (52)        --          (52)
   Purchase and retirement
     of stock and warrants    (969,883)         (10)      (13,477)          --           --            --       (523)     (14,010)
   Exercise of stock
     options and warrants      831,872            8         8,476           --           --            --         --        8,484
   Tax benefit of option
     exercises                      --           --           993           --           --            --         --          993
                            ----------    ---------    ----------   ----------    ---------   -----------    -------    ---------
     Balance at May 31,
       1996                 19,981,807          199       200,980           --       61,799           (20)      (523)     262,435
   Net loss                         --           --            --           --      (12,967)           --         --      (12,967)
   Cumulative translation
     adjustment                     --           --            --           --           --          (120)        --         (120)
   Issuance of common
     stock                   7,986,842           80       151,670           --           --            --         --      151,750
   Purchase and retirement
     of common stock       (20,217,416)        (201)     (361,685)          --     ( 21,079)           --        523     (382,442)
   Purchase of outstanding
     warrants                       --           --       (11,143)          --           --            --         --      (11,143)
   Exercise of stock
     options and warrants    1,617,188           16        19,735           --           --            --         --       19,751
   Tax benefit of option
     exercises                      --           --           443           --           --            --         --          443
                            ----------    ---------    ----------   ----------    ---------   -----------    -------    ---------
     Balance at May 30,
       1997                  9,368,421           94            --           --       27,753          (140)        --       27,707
   Net income                       --           --            --           --        3,426            --         --        3,426
   Cumulative translation
     adjustment                     --           --            --           --           --            82         --           82
   Issuance of common stock    105,776            1         2,009       (1,490)          --            --         --          520
   Proceeds from collection
     of notes receivable            --           --            --          165           --            --         --          165
                            ----------    ---------    ----------   ----------    ---------   -----------    -------    ---------
     Balance at May 29,
      1998                   9,474,197    $      95    $    2,009   $   (1,325)   $  31,179   $       (58)   $    --       31,900
                           ===========    =========    ==========   ==========    =========   ===========    =======    =========


See accompanying notes to consolidated financial statements.

KinderCare Learning Centers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                        Fiscal Year Ended
                                                         ------------------------------------------------
                                                           May 29, 1998     May 30, 1997     May 31, 1996
                                                         --------------   --------------   --------------
Cash flows from operations:
    Net income (loss)                                    $        3,426   $      (12,967)  $       21,683
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation                                           42,553           34,253           33,972
          Write-down of property and equipment                       --            6,300            5,312
          Amortization of deferred financing costs
             and other assets                                     3,111            1,822            1,533
          Loss (gain) on sales and disposals of
             property and equipment, net                            105              (12)          (1,684)
          Deferred tax expense                                    1,150           (1,982)          12,285
          Extraordinary items - loss on early
             retirement of  debt, net of income
             taxes                                                   --            7,532               --
          Changes in operating assets and
            liabilities:                                         (2,305)           1,616           (2,473)
               Decrease (increase) in receivables
               Decrease (increase) in prepaid
                 expenses and supplies                            1,175            3,002           (1,354)
               Decrease (increase) in other assets               (1,640)           2,604              116
               Increase in accounts payable,
                 accrued expenses and other                       9,348            8,382            7,735
                 liabilities
          Other, net                                                 82             (313)          (1,228)
                                                         --------------   --------------   --------------
Net cash provided by operating activities                        57,005           50,237           75,897
                                                         --------------   --------------   --------------
Cash flows from investing activities:
    Purchases of property and equipment                         (84,954)         (43,748)         (67,304)
    Proceeds from sales of property and equipment                 3,691           12,438            3,883
    Proceeds from sales or redemption of
      investments                                                    --               --            3,396
    Proceeds from collection of notes receivable
      and other                                                     765              396            2,042
                                                         --------------   --------------   --------------
Net cash used by investing activities                           (80,498)         (30,914)         (57,983)
                                                         --------------   --------------   --------------

Cash flows from financing activities:
    Proceeds from long-term borrowings                           20,000          350,000               --
    Deferred financing costs                                         --          (27,160)              --
    Proceeds from issuance of common stock                          685          151,750               --
    Exercise of stock options and warrants                           --           20,194            8,484
    Purchase and retirement of common stock                          --         (382,442)              --
    Payments on long-term borrowings                            (11,792)        (107,558)         (13,777)
    Payments on capital leases                                     (557)              --               --
    Purchases of treasury stock and warrants                         --          (11,143)         (14,010)
    Bank overdrafts                                               2,827           (4,411)           2,753
                                                         --------------   --------------   --------------
Net cash provided (used) by financing activities                 11,163          (10,770)         (16,550)
                                                         --------------   --------------   --------------

Increase (decrease) in cash and cash equivalents                (12,330)           8,553            1,364
Cash and cash equivalents at the beginning of the
  fiscal year                                                    24,150           15,597           14,233
                                                         --------------   --------------   --------------

Cash and cash equivalents at the end of the
  fiscal year                                            $       11,820   $       24,150   $       15,597
                                                         ==============   ==============   ==============
Supplemental cash flow information:
    Interest paid                                        $       36,744   $       14,325   $        8,944
    Income taxes paid (refunded), net                               561            3,160            3,795

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest for-profit provider of preschool educational and childcare services in the United States. At May 29, 1998, KinderCare operated a total of 1,147 centers, with 1,145 centers in 38 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corp.; KinderCare Real Estate Corporation; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The fiscal years ended May 29, 1998 ("fiscal 1998"), May 30, 1997 ("fiscal 1997"), and May 31, 1996 ("fiscal 1996") were 52-week fiscal years.

Revenue Recognition

     The Company recognizes revenue for child care services as earned. Net revenues include tuition, fees and non-tuition income, reduced by discounts. The Company receives fees for reservation, registration, education and transportation services. Non-tuition income is primarily comprised of field trip revenue.

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

     The Company's property and equipment is depreciated using the following estimated useful lives:

                                                             Life
                                                         -----------

              Buildings                                  10-40 years
              Building renovations                        5-10 years
              Leasehold improvements                      5-10 years
              Computer equipment                          3    years
              All other equipment                         3-10 years

     During the fourth quarter of fiscal 1998, the Company changed the estimated useful life of auxiliary equipment to three years. The change was made to better align the estimated useful life of auxiliary equipment with actual experience. Depreciation expense increased $9.4 million in fiscal 1998 as a result of the change in estimate. The after-tax impact was reduced net income and basic and diluted income per share of $5.6 million and $0.60 per share, respectively. Auxiliary equipment is comprised of educational supplies, such as toys, books, video games and playground equipment, furniture, cots and kitchen and other equipment used in the operation of the centers. Auxiliary equipment is depreciated to 50% of its initial cost on a straight-line basis over three years. Subsequent replacements are expensed when placed in service.

Asset Impairments

     Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company regularly evaluates long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, the Company records an impairment charge, if necessary, to reduce the carrying value to estimated fair value.

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

Income Taxes

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock-Based Compensation

     Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will, if material, provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Net Income (Loss) Per Share

     During the third quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share. This statement requires the presentation of basic and diluted earnings per share for all periods presented.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The new standard becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for the Company's fiscal year 2001. The Company has not yet fully evaluated the impact of this statement.

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


2.   Recapitalization

     On October 3, 1996, the Company and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co., a private investment firm ("KKR"). Pursuant to the Merger Agreement, on February 13, 1997, KCLC was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, affiliates of KKR owned 7,828,947 shares, or approximately 83.6% of the 9,368,421 shares of common stock outstanding after the Merger. At May 29, 1998, the Partnership owned 82.6% of the outstanding common stock of the Company. Subject to certain provisions of the Merger Agreement, each issued and outstanding share of common stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of common stock, subject to proration.

     In connection with the Merger, the Company repaid the then outstanding $91.6 million balance on the Company's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the Merger (the "Recapitalization"), the Company issued $300.0 million 9 1/2% senior subordinated notes, executed a revolving credit facility of $300.0 million, borrowed $50.0 million against a term loan facility and issued 7,828,947 shares of common stock to KKR affiliates for $148.8 million.

     During the third and fourth quarters of fiscal 1997, non-recurring costs in connection with the Recapitalization of approximately $17.3 million were incurred and expensed. Additionally, financing costs of $27.2 million were deferred, classified as other assets and are being amortized over the lives of the new debt facilities.

3.   Restructuring and Other Charges (Income), Net

     During the fourth quarter of fiscal 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $5.7 million in restructuring costs, primarily expenses incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation, in fiscal 1998. During the fourth quarter of fiscal 1997, restructuring costs, primarily severance related, of $3.4 million and a $5.0 million charge to write down the Company's then headquarters facility in Montgomery, Alabama to net realizable value were recognized. During fiscal 1996, the Company made substantial changes to its field operations, facilities management and support functions. As a result of these changes, the Company provided $6.5 million for restructuring costs, primarily to cover severance arrangements for the approximately 100 positions which were eliminated.

     During the fourth quarter of fiscal 1997, the Company recorded impairment losses of $1.9 million, comprised of $1.3 million with respect to certain long-lived assets and $0.6 million related to Kids Choice(TM) anticipated lease termination costs. Additionally, charges of approximately $1.5 million were incurred to write-off certain marketing materials and deferred pre-opening costs on new centers. During fiscal 1996, the Company limited the development of its Kid's Choice(TM) centers to contracts in process and recorded an impairment loss of $6.3 million, consisting of a writedown of $5.3 million for the recoverability of certain long lived assets, primarily leasehold improvements (which were valued based on anticipated discounted cash flows), and $1.0 million for anticipated lease termination costs.

     During fiscal 1998, the Company, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of the Company's claim in the United States District Court in New York against Michael R. Milken, et al. During fiscal 1997, a $1.5 million interest payment was received from Enstar Group Inc. ("Enstar"), the Company's former parent, in connection with a settlement of the Company's claim against Enstar in the U.S. Bankruptcy court in Montgomery, Alabama. During fiscal 1996, the Company received a cash distribution of $11.3 million from Enstar in connection with the Company's claim.

4.   Receivables

     Receivables consist of the following (dollars in thousands):

                                                   May 29, 1998   May 30, 1997
                                                   ------------   ------------

       Tuition                                     $     17,817   $     14,728
       Allowance for doubtful accounts                   (3,695)        (2,192)
                                                   ------------   ------------
                                                         14,122         12,536
       Other                                                865          1,113
                                                   ------------   ------------
                                                   $     14,987   $     13,649
                                                   ============   ============


5.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consist of the following (dollars in thousands):

                                                   May 29, 1998   May 30, 1997
                                                   ------------   ------------

       Prepaid rent                                $      3,279   $      3,233
       Inventories                                        1,224          1,862
       Other                                                436          1,019
                                                   ============   ============
                                                   $      4,939   $      6,114
                                                   ============   ============


6.   Property and Equipment

     Property and equipment consists of the following (dollars in thousands):

                                                   May 29, 1998   May 30, 1997
                                                   ------------   ------------

       Land                                        $    147,535   $    139,481
       Buildings and leasehold improvements             364,235        337,010
       Equipment                                        107,472         91,354
       Construction in progress                          18,097          7,947
                                                   ------------   ------------
                                                        637,339        575,792
       Accumulated depreciation and amortization       (129,226)      (104,234)
                                                   ------------   ------------
                                                   $    508,113   $    471,558
                                                   ============   ============

7.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following (dollars in thousands):

                                                   May 29, 1998   May 30, 1997
                                                   ------------   ------------

       Accrued compensation, benefits
          and related taxes                        $     29,475   $     22,481
       Accrued interest                                   8,845          9,144
       Deferred revenue                                   8,210          8,704
       Accrued property taxes                             6,605          6,622
       Accrued restructuring and other charges            1,625          5,020
       Self insurance                                     7,103          5,707
       Accrued income taxes                               2,800          3,136
       Other                                             11,558          8,242
                                                   ------------   ------------
                                                   $     76,221   $     69,056
                                                   ============   ============

8.   Long-Term Debt

     Long-term debt consists of the following (dollars in thousands):

                                                                                   May 29, 1998     May 30, 1997
                                                                                   ------------     ------------
         Secured:
             Borrowings under revolving credit facility, interest at adjusted      $     10,000     $         --
                LIBOR plus 2.50% (7.15% at May 29, 1998)
             Term loan facility, interest at adjusted LIBOR
                plus 3.00% (8.14% at May 29, 1998 and 8.69% at May 30, 1997)             49,500           50,000
             Industrial refunding revenue bonds at variable rates of interest from 4.05% to 5.70% at May 29, 1998 and 4.15% to 5.79% at May
                30, 1997, supported by letters of credit, maturing 1999 to 2009          33,025           33,025
             Real and personal property mortgages payable in monthly
                installments through 1999, interest rate of 8.00%                         5,223            6,161
             Industrial revenue bonds secured by real property with maturities
                to 2005 at interest rates of 5.95% to 12.75%                              5,190            5,492
         Unsecured:
             Senior subordinated notes due 2009, interest at 9-1/2%,
                payable semi-annually                                                   300,000          300,000
             Senior subordinated notes due 2001, interest at 10-3/8%,
                payable semi-annually                                                       159              211
                                                                                   ------------     ------------
                                                                                        403,097          394,889
         Less current portion of long-term debt                                           1,839            1,760
                                                                                   ------------     ------------
                                                                                   $    401,258     $    393,129
                                                                                   ============     ============

Credit Facilities

     The Company has credit facilities which are provided by a syndicate of financial institutions and include a Term Loan Facility of $50.0 million and a Revolving Credit Facility of $300.0 million (the "Credit Facilities"). The Company must pay an annual commitment fee equal to 1/2 of 1% per annum of the undrawn portion of the commitments in respect of the Credit Facilities, subject to reduction under a performance-based pricing grid, and a letter of credit fee based on the aggregate face value of the outstanding letters of credit under the Revolving Credit Facility.

     The Term Loan Facility will mature on February 13, 2006 and provides for $0.5 million annual interim amortization. The initial interest rate, at the option of the Company, is adjusted LIBOR (as defined) plus 3.00% or ABR (as defined) plus 1.75%, subject to reduction under a performance-based pricing grid. The Company drew $50.0 million under the original $90.0 million of total availability under the Term Loan Facility. The availability of the remaining $40.0 million expired on August 13, 1997. The Term Loan Facility is subject to mandatory prepayment from (i) 100% of the net cash proceeds on the sale of certain non-ordinary-course assets, (ii) 100% of the net cash proceeds from certain sale/leaseback transactions, (iii) 50% of excess cash flow (as defined) and (iv) 100% of the net proceeds from the issuance of certain debt obligations.

     The Revolving Credit Facility commitment will mature February 13, 2004. The initial interest rate, at the option of the Company, is adjusted LIBOR plus 2.50% or ABR plus 1.25%, subject to reduction under a performance-based pricing grid. At May 29,1998, of the $300.0 million available under the Revolving Credit Facility, the Company had approximately $42.2 million committed under outstanding letters of credit and $10.0 million drawn.

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

Industrial Revenue Bonds

     Series A Through E Industrial Revenue Bonds - The Company is obligated to various issuers of industrial revenue bonds (the "Refunded IRBs") in an amount totaling approximately $33.0 million outstanding at May 29, 1998 and May 30, 1997. The Refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping certain facilities of the Company. The Refunded IRBs bear interest at variable rates from 4.05% to 5.70% and each is secured by a letter of credit under the Revolving Credit Facility.

     Other IRBs - The Company also is obligated to various issuers of other industrial revenue bonds (the "IRBs") in the aggregate principal amount of approximately $5.2 and $5.5 million at May 29, 1998 and May 30, 1997, respectively. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping certain child care facilities and the IRBs are secured by these facilities. The IRBs bear interest at rates of 5.95% to 12.75%.

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

     In fiscal 1994, the Company issued $100.0 million in unsecured senior subordinated notes due June 1, 2001, which bear interest at a fixed rate of 10-3/8% per annum, payable semi-annually on December 1 and June 1 of each year ("the 10-3/8% Senior Subordinated Notes"). The 10-3/8% Senior Subordinated Notes are effectively subordinated to the secured indebtedness of the Company, including indebtedness under the Credit Facilities. In a series of transactions preceding and in contemplation of the Merger, the Company retired 99.7% of the 10-3/8% Senior Subordinated Notes.

Principal Payments

     The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 29, 1998 are as follows (dollars in thousands):

                     Fiscal Year:
                         1999                   $       1,839
                         2000                          11,681
                         2001                          14,733
                         2002                             822
                         2003                           4,733
                         Thereafter                   369,289
                                                =============
                           Total                $     403,097
                                                =============


9.   Income Taxes

     The provision (benefit) for income taxes attributable to income (loss) before income taxes and extraordinary items consists of the following (dollars in thousands):

                                            Fiscal Years Ended
                                --------------------------------------------
                                May 29, 1998    May 30, 1997    May 31, 1996
                                ------------    ------------    ------------
     Current:
       Federal                  $        470   $      3,980    $        832
       State                              60             815            (132)
       Foreign                           322             562             564
                                ------------    ------------    ------------
                                         852           5,357           1,264
                                ------------    ------------    ------------

     Deferred:
       Federal                         3,224          (1,390)         10,292
       State                           1,426            (530)          2,137
       Foreign                        (3,500)            (62)           (144)
                                ------------    ------------    ------------
                                       1,150          (1,982)         12,285
                                ------------    ------------    ------------
                                $      2,002    $      3,375    $     13,549
                                ============    ============    ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income (loss) before income taxes and extraordinary items is as follows:

                                                             Fiscal Years Ended
                                               ----------------------------------------------
                                               May 29, 1998     May 30, 1997     May 31, 1996
                                               ------------     ------------     ------------
     Expected tax provision (benefit) on
        income (loss) before income taxes
        and extraordinary items at
        federal rate - 35%                     $      1,900     $       (721)    $     12,334
     State income taxes, net of federal
        tax benefit                                     265             (235)           1,303
     Non-deductible recapitalization and
        other expenses                                  101            4,594               --
     Tax credits, net of valuation
        adjustment                                     (332)            (620)            (465)
     Other, net                                          68              357              377
                                               ------------     ------------     ------------
                                               $      2,002     $      3,375     $     13,549
                                               ============     ============     ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 29, 1998 and May 30, 1997 are summarized as follows (dollars in thousands):

                                                                May 29, 1998     May 30, 1997
                                                                ------------     ------------
 Deferred tax assets:
     Self-insurance reserves                                    $     11,232     $     11,282
     Net operating loss carryforwards                                  9,461            4,760
     Capital loss carryforwards                                          361            4,818
     Tax credits                                                       9,466            6,547
     Property and equipment, basis differences                            --            1,355
     Other                                                             7,397           13,058
                                                                ------------     ------------
        Total gross deferred tax assets                               37,917           41,820
            Less valuation allowance                                  (3,000)          (7,050)
                                                                ------------     ------------
        Net deferred tax assets                                       34,917           34,770
                                                                ------------     ------------
 Deferred tax liabilities:
     Property and equipment, basis differences                        (6,853)              --
     Property and equipment, basis differences
       of foreign subsidiaries                                        (5,444)          (8,944)
     Stock basis of foreign subsidiary                                (3,622)          (3,622)
     Other                                                                --           (2,056)
                                                                ------------     ------------
        Total gross deferred tax liabilities                         (15,919)         (14,622)
                                                                ------------     ------------
        Financial statement net deferred tax assets             $     18,998     $     20,148
                                                                ============     ============

     The valuation allowance decreased by $4.1 million during fiscal 1998. Deferred tax assets have been recognized to the extent of existing deferred tax liabilities and income taxes paid that are subject to recovery through carryback. Future recognized tax benefits relating to the valuation allowance of $3.0 million will reduce tax expense.

     At May 29, 1998, the Company had $24.6 million of net operating losses available for carryforward which expire in fiscal year 2013. Utilization of the net operating losses is subject to an annual limitation of $9.8 million. The Company also has capital losses of $0.9 million, which are available to offset future capital gains, and expire in fiscal year 2000. Additionally, the Company has tax credits available for carryforward for federal income tax purposes of $9.5 million, which are available to offset future federal income taxes through fiscal year 2013.

10.  Benefit Plans

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

     During fiscal 1997, the Board of Directors of the Company adopted and, during fiscal 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (the "1997 Plan"). The 1997 Plan authorizes grants of stock or stock options covering 2,500,000 shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     During fiscal 1998 and fiscal 1997, the executive officers purchased 105,776 and 157,895 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. Certain executive officers executed term notes ("Stockholder Notes") with the Company in order to purchase the restricted stock. The Stockholder Notes are due February 20, 2008 and bear interest at 5.84% per annum, payable semi-annually on June 30 and December 31. Certain of the Stockholder Notes contain mandatory prepayment provisions. At May 29, 1998, Stockholder Notes totaled $1.3 million and are reflected as a component of stockholders' equity.

     In conjunction with the purchase of restricted stock, options to acquire an aggregate of an additional 264,440 and 421,053 shares of common stock were granted to the executive officers during fiscal 1998 and 1997, respectively. Each of such options had a weighted average fair value, calculated using the Black Scholes option pricing model, of approximately $7.53 and $8.35 on the date of grant in fiscal 1998 and 1997, respectively. The assumptions used, during fiscal 1998 and 1997, to estimate the grant date present value were volatility of 26.0% in fiscal 1998 and 28.0% in fiscal 1997, risk-free rate of return of 5.5% in fiscal 1998 and 5.8% in fiscal 1997, dividend yield of 0.0% and time to exercise of seven years. All of the stock options granted were non-qualified options which vest 20% per year over a five-year period. No other options were outstanding at May 29, 1998.

     Grants or awards under the 1997 Plan are made at prices determined by the Board of Directors. All options granted under the 1997 Plan during fiscal 1998 and 1997 have an exercise price of $19.00 per share.

     A summary of options outstanding is as follows:

                                                                                Weighted
                                                          Number of              Average
                                                             Shares       Exercise Price
                                                      -------------       --------------
       Outstanding June 2, 1995                           1,307,638       $        10.11
         Granted                                            256,700                13.03
         Exercised                                         (746,560)                9.60
         Canceled                                           (73,640)               11.62
                                                      -------------       --------------
            Outstanding May 31, 1996                        744,138                11.48
         Granted                                            460,053                18.60
         Exercised                                         (596,058)               11.70
         Canceled                                          (187,080)               11.36
                                                      -------------       --------------
            Outstanding May 30, 1997                        421,053                19.00
         Granted                                            264,440                19.00
                                                      -------------       --------------
            Outstanding May 29, 1998                        685,493       $        19.00
                                                      =============       ==============

     Options outstanding at May 29, 1998 have a remaining contractual life of
8.8 years. Exercisable options at May 29, 1998 totaled 120,388.

     As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for the

Company's stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant, the Company's net income and basic and diluted income per share for fiscal 1998 would have been $2.8 million and $0.29 per share compared to the reported amounts of $3.4 million and $0.36, respectively. During fiscal 1997 and 1996, the pro forma and reported amounts did not materially differ.

Savings and Investment Plan

     The Board of Directors of the Company adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan (the "Savings Plan") effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. All employees of the Company and its subsidiaries are eligible to participate in the Savings Plan on the quarterly entry date after the employee has completed one year of service and the attainment of age 21. Participants may contribute, in increments of 1% up to 18% of their compensation to the Savings Plan. The Board of Directors has elected, since April 1, 1991, not to match employee contributions.

Nonqualified Deferred Compensation Plan

     The Board of Directors of the Company adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan (the "DC Plan") effective August 1, 1996 and approved the restatement of the DC Plan effective August 1, 1996. Under the DC Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation.

Directors' Deferred Compensation Plan

     On May 27, 1998, the Board of Directors of the Company adopted the Directors' Deferred Compensation Plan (the "Directors' DC Plan"). Under the Directors' DC Plan, members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of such members' annual retainer. Any amounts deferred under the Directors' DC Plan will be credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in Directors' DC Plan, of the Company's common stock.

     Distributions from the Directors' DC Plan are made in cash and reflect the fair value per share of the common stock at the time of distribution multiplied by the number of phantom shares credited to the director's account. Distributions from the Directors' DC Plan occur upon the earlier of (i) the first day of the year following the director's retirement or separation from the Board, or (ii) termination of the Directors' DC Plan.

11.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at May 29, 1998 and May 30, 1997.

Cash and cash equivalents, receivables and current liabilities

     Fair value approximates carrying value as reflected in the consolidated balance sheets at May 29, 1998 and May 30, 1997 because of the short-term maturity of these instruments.

Long-term debt

     The carrying value of the Company's 9-1/2% Senior Subordinated Notes, at May 29, 1998, approximated fair value based on current market activity, while the fair value at May 30, 1997, approximated fair value due to the recent Merger and refinancing. The carrying values for the Company's remaining long-term debt of $103.1 and $94.9 million at May 29, 1998 and May 30, 1997, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

12.  Commitments and Contingencies

     The Company conducts a portion of its operations from leased or subleased day care centers. Subsequent to January 1, 1993, the Company re-negotiated certain day care center leases to amend the terms to allow the Company the right to terminate the lease at any time with minimal notice. In connection with the termination option, the Company, in certain instances, prepaid up to 12 months rent. Such amounts, totaling approximately $3.2 million, will be amortized over the termination transition period or over the appropriate remaining months of the lease period. At May 29, 1998, the remaining unamortized balance of the prepaid amount was $2.3 million. In addition, several leases were re-negotiated to decrease the monthly fixed rental payments.

     The Company leases its fleet of vehicles. Each vehicle in the Company's fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12 month lease period. Payments under the vehicle leases vary with the number of vehicles leased and changes in interest rates. The vehicle leases require that the Company guarantee specified residual values upon cancellation. In most cases, management expects that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $10.9 million, $10.1 million and $10.3 million for fiscal 1998, 1997 and fiscal 1996 respectively.

     Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 29, 1998 (dollars in thousands):

              Fiscal Year:
                 1999                           $    17,952
                 2000                                15,253
                 2001                                12,446
                 2002                                10,217
                 2003                                 8,780
                 Subsequent years                    47,543

     At May 29, 1998, the Company had a Revolving Credit Facility of $300.0 million, of which $42.2 million was committed under outstanding letters of credit.

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

13.  Stock Repurchase Programs

     On February 15, 1995 the Board of Directors of KinderCare authorized the repurchase of up to $10 million of the Company's common stock. This repurchase was completed and all shares retired during fiscal 1996. On May 2, 1996, the Board of Directors authorized an additional repurchase of $10 million and increased it to $23.0 million on June 3, 1996. During fiscal 1996, under the additional stock buyback program, 259,000 shares and 120,000 warrants were repurchased for $4.2 million. During fiscal 1997, under the additional stock buyback program, 852,500 shares and 315,000 warrants were repurchased for $14.1 million. All shares repurchased were retired. Other than in connection with the Merger, no additional shares or warrants were repurchased subsequent to July 22, 1996 and the stock buyback programs were terminated at the effective time of the Merger.

14.  Extraordinary Losses

     During fiscal 1997, the Company purchased $99.4 million aggregate principal amount of its 10 3/8 % senior subordinated notes for an aggregate price of $108.3 million. This transaction included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In connection with the Merger and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to the Company's previous credit facility.

15.  Income (Loss) Per Share

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

     Income (loss) before extraordinary items (numerator) was the same in the calculation of basic and diluted income (loss) per share for fiscal 1998, 1997 and 1996. The following table shows the reconciliation of the weighted average common shares (shares in thousands):

                                                                         Fiscal Year Ended
                                                            ----------------------------------------------
                                                            May 29, 1998     May 30, 1997     May 31, 1996
                                                            ------------     ------------     ------------
      Weighted average common shares outstanding                   9,397           16,479           19,770
      Dilutive effect of options                                       1               --              422
                                                            ------------     ------------     ------------
      Weighted average common shares outstanding and
         potential common shares                                   9,398           16,479           20,192
                                                            ============     ============     ============

     In accordance with SFAS No. 128, the potential common shares for fiscal 1997 were not included in the calculation of diluted income (loss) per share due to their anti-dilutive effect when a loss before extraordinary items exists.

16.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 1998 and fiscal 1997 is as follows (dollars in thousands, except per share data):

                                                  First           Second            Third            Fourth
                                               Quarter (a)      Quarter (b)      Quarter (b)      Quarter (b)
                                               -----------      -----------      -----------      -----------
  Fiscal year ended May 29, 1998:
    Revenues, net                              $   180,562      $   135,587      $   134,823      $   146,098
    Operating income                                12,649            9,807           12,633           10,404
    Net income                                          28              319            2,060            1,019
    Basic and diluted income per share                0.00             0.03             0.22             0.11

  Fiscal year ended May 30, 1997:
    Revenues, net                              $   171,427      $   128,324      $   126,657      $   136,727
    Operating income (loss)                          9,751           14,366           (3,074)            (941)
    Income (loss) before extraordinary
         items                                       2,978            6,820          (10,455)          (4,778)
    Basic income (loss) per share before
         extraordinary items                          0.15             0.35            (0.61)           (0.50)
    Diluted income (loss) per share before
         extraordinary items                          0.15             0.33            (0.61)           (0.50)
    Net income (loss)                                1,749            1,569          (11,507)          (4,778)
    Basic and diluted income (loss) per share         0.09             0.08            (0.67)           (0.50)

    (a)  Sixteen week quarter
    (b)  Twelve week quarters

                          Independent Auditors' Report



The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.:

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc. and subsidiaries (the "Company") as of May 29, 1998 and May 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 29, 1998 and May 30, 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
July 24, 1998

                          Independent Auditors' Report



The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of KinderCare Learning Centers, Inc. and subsidiaries for the year ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of KinderCare Learning Centers, Inc. and subsidiaries for the year ended May 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Atlanta, Georgia
August 9, 1996

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table sets forth the names of the directors, their ages, the year in which each was first elected a director, their positions with the Company, their principal occupations and employers for at least the last five years and any other directorships held by them in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. For information concerning directors' ownership of common stock, see "Item 12. Security Ownership of Certain Beneficial Owners."

                                                    Position with the Company, Principal
Name and Year First Elected                            Occupation During at Least the
         Director                Age               Last Five Years and Other Directorships
---------------------------    -------     --------------------------------------------------------
David J. Johnson (a)             52        Mr. Johnson joined the Company as Chief Executive Officer
(1997)                                     and Chairman of the Board in February 1997. Between
                                           September 1991 and November 1996, Mr. Johnson served as
                                           President, Chief Executive Officer and Chairman of the
                                           Board of Red Lion Hotels, Inc. (formerly a KKR affiliate)
                                           or its predecessor. From 1989 to September 1991, Mr.
                                           Johnson was a general partner of Hellman & Freidman, a
                                           private equity investment firm based in San Francisco.

Nils P. Brous (a) (b) (c)        33        Mr. Brous has served as a director since February 1997.
(1997)                                     Mr. Brous has been, since 1992, an executive of KKR.
                                           Prior to that time, he was an associate at Goldman, Sachs
                                           & Co. Mr. Brous is a director of Bruno's, Inc. and
                                           Randalls Food Markets, Inc.

Stephen A. Kaplan                38        Mr. Kaplan has served as a director since January 1996.
(1996)                                     He has been a Principal of Oaktree Capital Management,
                                           LLC ("Oaktree") since 1995. Oaktree provides investment
                                           management credit services pursuant to a sub-advisory
                                           agreement with TCW Asset Management Company, the general
                                           partner of TCW Special Credits Fund V-The Principal Fund.
                                           Mr. Kaplan was a Managing Director of Trust Company of
                                           the West from 1993 to 1995. Prior thereto, Mr. Kaplan was
                                           a partner with the law firm of Gibson, Dunn & Crutcher.
                                           Mr. Kaplan is a director of Acorn Products, Inc.,
                                           GeoLogistics Corporation and Roller Bearing Holding Co.

Henry R. Kravis (c) (d)          54        Mr. Kravis has served as a director since February 1997.
(1997)                                     Mr. Kravis is a Founding Partner of KKR and effective
                                           January 1, 1996 he became a managing member and member of
                                           the Executive Committee of the limited liability company
                                           which serves as the general partner of KKR. He is also a
                                           director of Amphenol Corporation, Borden, Inc., Bruno's,
                                           Inc., Evenflo & Spalding Holdings Corporation, The
                                           Gillette Company, IDEX Corporation, Newsquest Capital
                                           plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc.,
                                           PRIMEDIA, Inc., RELTEC Corporation, Safeway, Inc.,
                                           Sotheby's Holdings, Inc., Union Texas Petroleum Holdings,
                                           Inc. and World Color Press, Inc.

Clifton S. Robbins (a) (b) (c)   40        Mr. Robbins has served as a director since February 1997.
(1997)                                     Mr. Robbins was a General Partner of KKR from January 1,
                                           1995 until January 1, 1996 when he became a member of the
                                           limited liability company which serves as the general
                                           partner of KKR. Prior to that, he was an executive of
                                           that company. Mr. Robbins is a director of AEP Industries
                                           Inc., Borden Inc., IDEX Corporation and Newsquest Capital
                                           plc.

George R. Roberts (d)            55        Mr. Roberts has served as a director since February 1997.
(1997)                                     Mr. Roberts is a Founding Partner of KKR and effective
                                           January 1, 1996 he became a managing member and member of
                                           the Executive Committee of the limited liability company
                                           which serves as the general partner of KKR. He is also a
                                           director of Accuride Corporation, Amphenol Corporation,
                                           AutoZone, Inc., Borden, Inc., Bruno's, Inc., Evenflo &
                                           Spalding Holdings Corporation, IDEX Corporation, KSL
                                           Recreation Group, Inc., Neway Anchorlok International,
                                           Owens-Illinois Group, Inc., Owens-Illinois, Inc.,
                                           Randalls Food Markets, Inc., RELTEC Corporation, Safeway,
                                           Inc., Union Texas Petroleum Holdings, Inc. and World
                                           Color Press, Inc.

Sandra W. Scarr, Ph.D.           61        Dr. Scarr was elected a Director in June 1990 and served
(1990)                                     as Chairman from July 1994 until February 1997 and as
                                           Chief Executive Officer of the Company from June 1995
                                           until February 1997. She was a Commonwealth Professor,
                                           Department of Psychology of the University of Virginia,
                                           from September 1983 until joining the Company.

    (a)   member of the Executive Committee.
    (b)   member of the Audit Committee.
    (c)   member of the Compensation Committee.
    (d)   Messrs. Kravis and Roberts are first cousins.


Executive Officers

     Set forth below are the names, ages, positions with the Company and employment history of each of the executive officers of the Company:

Name and Year First
Elected Officer                  Age       Position with Company
-------------------              ---       ---------------------
David J. Johnson (1997)          52        Chief Executive Officer and Chairman of the Board
Beth A. Ugoretz (1997)           43        Executive Vice President, Corporate Services
Bruce A. Walters (1997)          41        Senior Vice President and Chief Development Officer
Trudy R. Anderson (1996)         35        Region Vice President, Central
David A. Benedict (1998)         44        Vice President, Tax
DeeAnn M. Besch (1997)           40        Region Vice President, Southeast
Edward L. Brewington (1997)      54        Vice President, Human Resources
Marcia P. Guddemi, Ph.D. (1991)  44        Vice President, Education, Research and Training
S. Wray Hutchinson (1996)        38        Vice President, Operations
Dan R. Jackson (1997)            44        Vice President, Financial Control and Planning
Lauren A. Klein (1996)           42        Region Vice President, Western
Eva M. Kripalani (1997)          39        Vice President, General Counsel and Secretary
Miriam D. Liggett (1996)         37        Region Vice President, Northeast
William O. Robards, Jr. (1997)   45        Vice President, Real Estate
Bobby J. Willey (1995)           58        Vice President, Information Services

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

     Ms. Anderson was promoted in April 1996 to Vice President of the Central Region. She joined the Company in February 1989 as a Center Director in California and was promoted to District Manager in California. She later served as a District Manager in Minnesota and was subsequently promoted to Region Manager.

     Mr. Benedict joined the Company in January 1998 as Vice President of Tax. From May 1997 through December 1997, Mr. Benedict was a Director in the Portland, Oregon office of Price Waterhouse, LLP. From May 1996 to March 1997, he was Vice President of Corporate Tax for Red Lion Hotels, Inc. Prior to that, he spent 10 years with the Portland Office of Deloitte & Touche LLP, where he was a Senior Manager in the tax department.

     Ms. Besch was promoted in April 1997 to Vice President of the Southeast Region. She joined the Company in June 1984 as a Center Director in Minnesota and was later promoted first to District Manager and then Area Manager in Minneapolis, Minnesota.

     Mr. Brewington joined the Company in April 1997 as Vice President of Human Resources. From June 1993 to April 1997 Mr. Brewington was with Times Mirror Training Group where his last position held was Vice President, Human Resources. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     Dr. Guddemi joined the Company in August 1991 as Vice President of Education and Research. For over five years prior to joining the Company, she was an assistant professor of early childhood education at the University of South Florida and at the University of South Carolina.

     Mr. Hutchinson was promoted in April 1996 to Vice President of Operations. He began his employment with the Company in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois area. From 1990 until 1992, Mr. Hutchinson was self-employed.

     Mr. Jackson joined the Company in February 1997 as Vice President of Financial Control and Planning. Prior to that time, Mr. Jackson served as Vice President Controller for Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

     Ms. Klein was promoted in April 1996 to Vice President of the Western Region. She joined the Company in February 1989 as District Manager of the Connecticut and Western Massachusetts area and was later promoted to Region Manager in January 1990. Since June 1994, Ms. Klein has served as National Director of Special Projects.

     Ms. Kripalani joined the Company in July 1997 as Vice President, General Counsel and Secretary. Prior to joining the Company, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

     Ms. Liggett was promoted in April 1996 to Vice President of the Northeast Region. She joined the Company in October 1988 and held various center-level management positions until she was promoted to District Manager for Northern Virginia. Ms. Liggett was later promoted first to Northeast Account Executive for KinderCare At Work and then Region Manager for the Mid-Atlantic Area (including Maryland and Virginia).

     Mr. Robards joined the Company in August 1997 as Vice President of Real Estate. Prior to joining the Company, Mr. Robards spent 19 years in various real estate development positions with McDonald's Corporation, most recently as Senior Real Estate Manager.

     Mr. Willey joined the Company in June 1995 as Vice President of Information Services. From 1992 to 1995, Mr. Willey served as MIS Director for PETSTUFF, Inc. and was Corporate Information Officer for ANCO Management Service, Inc. from 1989 to 1992.

                         ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for the fiscal year ended May 29, 1998, the fiscal year ended May 30, 1997, and the fiscal year ended May 31, 1996, for David J. Johnson, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and each of the other four most highly compensated executive officers of the Company (determined at May 29, 1998):

                                                                              Long Term
                                                                           Compensation
                                                                               Awards -
                                           Annual Compensation               Securities
Name and                        Fiscal     -----------------------           Underlying          All Other
Principal Position                Year       Salary          Bonus           Options(a)       Compensation
------------------              ------     --------       --------           ----------       ------------
David J. Johnson                 1998      $606,138       $658,266                   --       $         --
Chief Executive Officer and      1997       175,385        105,231              421,053                 --
Chairman of the Board            1996            --             --                   --                 --

Beth A. Ugoretz                  1998      $201,750       $164,325               33,183                 --
Executive Vice President,        1997        50,000         22,500                   --                 --
Corporate Services               1996            --             --                   --                 --

Bruce A. Walters                 1998      $176,923       $127,739               32,895                 --
Senior Vice President & Chief    1997            --             --                   --                 --
Development Officer              1996            --             --                   --                 --

Dan R. Jackson                   1998      $151,310       $105,855               24,887                 --
Vice President, Financial        1997        37,500         13,125                   --                 --
Control and Planning             1996            --             --                   --                 --

Edward L. Brewington             1998      $150,660      $  94,705               19,824       $      94,601 (b)
Vice President, Human            1997        17,308          6,058                   --                 --
Resources                        1996            --                                  --                 --

--------------

(a)  Stock options granted under the 1997 Stock Purchase and Option Plan for Key
     Employees of KinderCare Learning Centers, Inc. and Subsidiaries.
(b)  Payment of relocation expenses.

Stock Option Plans

     During fiscal year 1997, the Board of Directors of the Company adopted and, during fiscal year 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (the "1997 Plan"). The 1997 Plan authorizes grants of stock or stock options covering 2,500,000 shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     The following table shows information regarding individual option grants during the fiscal year ended May 29, 1998 for the persons named in the Summary Compensation Table:

                               Number of
                              Securities         Percent of
                              Underlying      Total Options       Exercise                         Grant Date
                                 Options         Granted to      Price per           Expiration       Present
Name                         Granted (a)          Employees          Share                 Date     Value (b)
----                         -----------      -------------      ---------       --------------   -----------
David J. Johnson                      --                --%      $     --                    --   $        --
Beth A Ugoretz                    33,183              12.5          19.00         March 1, 2007       249,868
Bruce A. Walters                  32,895              12.4          19.00         July 15, 2007       247,699
Dan R. Jackson                    24,887               9.4          19.00         March 1, 2007       187,399
Edward L. Brewington              19,824               7.5          19.00        April 14, 2007       149,275

(a) The options become exercisable 20% per year over a five year period, with the first 20% becoming exercisable on the first anniversary of the vesting commencement date. Vesting ceases upon termination of employment; however, options vest in full upon death or disability. The options expire upon the earlier of (i) ten years following grant date, (ii) the first anniversary of death or disability or retirement, (iii) a specified period following any termination of employment other than for cause, (iv) termination for cause and (v) the date of any merger or certain other transactions.
     Exercisability of options will accelerate upon a change of control of the Company.
(b) Although the Company believes that it is not possible to place a value on an option, in accordance with the rules of the Securities and Exchange
     Commission, the Company has used a modified Black-Scholes model of option valuation to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any future values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were volatility (26.0%), risk-free rate of return (5.5%), dividend yield
     (0.0%) and time to exercise (seven years).

Aggregated Option Exercises in Fiscal Year 1998 and 1998 Fiscal Year End Option Values

     The following table shows the unexercised options held at May 29, 1998 by the persons named in Summary Compensation Table:

                                  Number of Unexercised          Value of Unexercised "In-The-Money"
                                 Options at May 29, 1998               Options at May 29, 1998
                              ------------------------------     -----------------------------------
Name                          Exercisable      Unexercisable       Exercisable       Unexercisable
----                          -----------      -------------       -----------       -------------
David J. Johnson                84,211            336,842             $78,316           $313,263
Beth A. Ugoretz                  6,637             26,546               6,172             24,688
Bruce A. Walters                    --             32,895                  --             30,592
Dan R. Jackson                   4,977             19,910               4,629             18,516
Edward L. Brewington             3,965             15,859               3,687             14,749

(1) The value of options represents the aggregate difference between the fair value, as determined by the Company, at May 29, 1998 and the applicable exercise price.

There were no shares acquired upon exercise of options during fiscal year 1998.

Compensation of Directors

     During fiscal year 1998, non-employee directors of the Company received an annual retainer of $30,000, paid in advance in quarterly installments. Directors who are employees of the Company were not paid any additional compensation for their service as directors. All directors were reimbursed for travel and other expenses incurred in connection with the performance of their duties.

     On May 27, 1998, the Board of Directors of the Company adopted the Directors' Deferred Compensation Plan (the "Directors' DC Plan"). Under the Directors' DC Plan, members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of such members' annual retainer. Any amounts deferred under the Directors' DC Plan will be credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in Directors' DC Plan, of the Company's common stock.

     Distributions from the Directors' DC Plan are made in cash and reflect the fair value per share of the common stock at the time of distribution multiplied by the number of phantom shares credited to the director's account. Distributions from the Directors' DC Plan occur upon the earlier of (i) the first day of the year following the director's retirement or separation from the Board, or (ii) termination of the Directors' DC Plan.

Compensation Committee Interlocks and Insider Participation

     Following the Merger, the Board of Directors of the Company approved the appointment of a Compensation Committee composed of Henry R. Kravis, Clifton S. Robbins and Nils P. Brous. Messrs. Kravis and Robbins are general partners of KKR and Mr. Brous is an executive of KKR. See "Item 13. Certain Transactions."

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

     The following table sets forth, at July 24, 1998, certain information concerning ownership of shares of common stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director of the Company; (iii) each person named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group:

                                                 Beneficial Ownership of     Percentage of Class
     Name of Beneficial Owner                               Common Stock         Outstanding (a)
     ---------------------------                 -----------------------     -------------------
     KKR-KLC L.L.C. (and certain
     affiliated entities) c/o
     Kohlberg Kravis Roberts & Co.,
     L.P.                                                7,828,947                   81.5%
         9 West 57th Street
         New York, NY  10019(b)

     The TCW Group, Inc. (and
     certain affiliated entities
     ("TCW"))                                              949,244                    9.9%
         865 South Figueroa Street
         Los Angeles, CA  90017(c)

     Henry R. Kravis (b)                                        --                     --

     George R. Roberts (b)                                      --                     --

     Clifton S. Robbins (b)                                     --                     --

     Nils P. Brous (b)                                          --                     --

     Stephen A. Kaplan (c)                                      --                     --

     Sandra W. Scarr, Ph.D.                                     --                     --

     David J. Johnson (d)                                  242,106                    2.5%

     Beth A. Ugoretz (d)                                    19,910                      *

     Bruce A. Walters (d)                                   19,737                      *

     Dan R. Jackson (d)                                     14,932                      *

     Edward L. Brewington (d)                               11,894                      *

     All directors and executive                           397,875                    4.1%
     officers as a group (21
     persons) (b)(c)(d)

    *represents less than 1.0% of class outstanding.

(a) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on the 9,474,197 shares of common stock outstanding at of July 24, 1998 and the 134,204 shares subject to option grants which have vested or will vest prior to September 22, 1998.

(b) Shares of common stock shown as beneficially owned by KKR-KLC L.L.C. are held by the Partnership. KKR-KLC L.L.C. is the sole general partner of KKR
     Associates (KLC). KKR Associates (KLC), a limited partnership, is the sole general partner of the Partnership and possesses sole voting and investment power with respect to such shares. KKR-KLC L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R.
     Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James
     H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott
     M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive Committee of KKR-KLC L.L.C. Messrs. Kravis, Roberts and
     Robbins are also directors of the Company. Mr. Nils P. Brous is a limited partner of KKR Associates (KLC) and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR-KLC L.L.C. Each of such individuals disclaims beneficial ownership of such shares. At July 24, 1998, KKR Partners II, L.P. owned 1.1% of the Company's outstanding common stock.

(c) TCW and certain of its affiliates have voting and dispositive powers over beneficially owned shares as an investment manager on behalf of TCW Special
     Credits Fund V-The Principal Fund (the "Principal Fund"). In addition,
     Oaktree is an investment sub-advisor with respect to the Principal Fund.
     Stephen A. Kaplan is a director of the Company. To the extent Mr. Kaplan, on behalf of Oaktree or affiliates of TCW, as applicable, participates in the process to vote or dispose of any such shares, Mr. Kaplan may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Mr. Kaplan disclaims beneficial ownership of all shares beneficially held by Oaktree and TCW.

(d)  Shares owned by executive officers are subject to restrictions on transfer.
     Includes shares subject to options that are currently exercisable or become exercisable prior to September 22, 1998 as follows:

            Name                                    Number of Options
            ----                                    -----------------
            David J. Johnson                             84,211
            Beth A. Ugoretz                               6,637
            Bruce A. Walters                              6,579
            Dan R. Jackson                                4,977
            Edward L. Brewington                          3,965
                                                    -----------------
                                                        106,369

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     At July 24, 1998, KKR-KLC L.L.C. and certain affiliated entities beneficially own approximately 81.5% of the Company's outstanding shares of common stock. The members of KKR-KLC L.L.C., are Messrs. Henry R. Kravis, George
R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael
T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Robbins are also directors of the Company, as is Mr. Nils P. Brous who is a limited partner of KKR Associates (KLC). Each of the members of KKR-KLC L.L.C. is also a member of the limited liability company which serves as the general partner of KKR and Mr. Brous is an executive of KKR. KKR, an affiliate of the Partnership and KKR-KLC L.L.C., may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions, plus reimbursement of its expenses in connection therewith. During fiscal year 1998, KKR received $625,255 in fees and reimbursement of expenses from the Company for management, consulting and financial services rendered to the Company and reimbursement of expenses totaling $122,064 in connection with investment banking services.

     The Partnership has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of common stock held by it pursuant to a registration rights agreement entered into in connection with the Merger and certain stockholders' agreements. Such registration rights will generally be available to the Partnership until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it. Such registration rights agreement provides, among other things, that the Company will pay all expenses in connection with the first six registrations requested by the Partnership and in connection with any registration commenced by the Company as a primary offering. In addition, Oaktree has the right, under certain circumstances and subject to certain conditions, to participate in any registration process, and other stockholders besides the Partnership and Oaktree, including certain members of management, may be allowed to participate in any registration process, subject to certain conditions and exceptions.

     Pursuant to an agreement between KCLC Acquisition Corp. and Dr. Sandra W. Scarr (the "Scarr Letter Agreement"), at the effective time of the Merger (the "Effective Time"), Dr. Scarr retired from her position as Chairman of the Board and Chief Executive Officer of the Company. Dr. Scarr continues to serve as director of the Company following her retirement. In connection with the Scarr Letter Agreement, Dr. Scarr performs consulting, advisory and other services for the Company and is subject to a non-competition covenant. In consideration of the services Dr. Scarr is required to provide to the Company and her obligation not to compete with the Company, she will receive total payment of $1.1 million from the Company paid in equal monthly payments for the period of 30 months beginning July 15, 1997. In addition, pursuant to the Scarr Letter Agreement, the Company continues to provide certain medical, disability and life insurance coverage through December 15, 1998.

Indebtedness of Management

     During fiscal year 1998, the executive officers of the Company, excluding David J. Johnson, purchased 105,776 shares of restricted stock in aggregate under the terms of the 1997 Plan. In conjunction with such purchase, options to acquire an aggregate of an additional 264,440 shares of common stock were granted to the executive officers. For executive officers with aggregate indebtedness in excess of $60,000 during fiscal year 1998, the following table shows the amount of indebtedness due under term notes executed by such executive officers ("Stockholder Notes") with respect to their purchases of restricted stock:

                                       Largest Aggregate Amount of     Amount of Indebtedness
                                        Indebtedness During Fiscal     Outstanding at July 24,
     Name                                                Year 1998                       1998
     ---------------------------       ---------------------------     ----------------------
     Beth A. Ugoretz                         $      242,187                   $      77,187
     Bruce A. Walters                               150,002                         150,002
     Trudy R. Anderson                               87,995                          87,995
     DeeAnn M. Besch                                 84,003                          84,003
     Edward L. Brewington                           125,651                         125,651
     Marcia P. Guddemi, Ph.D.                        79,991                          79,991
     S. Wray Hutchinson                             166,258                         166,258
     Dan R. Jackson                                  94,145                          94,145
     Lauren A. Klein                                 89,009                          89,009
     Eva M. Kripalani                               120,005                         120,005
     Miriam D. Liggett                               91,005                          91,005
     Bobby J. Willey                                105,001                         105,001

The Stockholder Notes are due February 20, 2008 and bear interest at 5.84% per annum, payable semi-annually on June 30 and December 31. Certain of the Stockholder Notes contain mandatory prepayment provisions.

                                     PART IV

               ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference:

(a)(1)   Financial Statements.

                                                                          Page

            Consolidated Balance Sheets at May 29, 1998 and
                     May 30, 1997 and..................................... 31

            Consolidated  Statements  of  Operations  for the fiscal years ended May 29, 1998, May 30, 1997, and
                     May 31, 1996......................................... 32

            Consolidated Statements of Stockholders' Equity
                     for the fiscal years ended May 29, 1998, May 30,
                     1997 and May 31, 1996................................ 33

            Consolidated  Statements  of Cash Flows for the  fiscal  years ended May 29, 1998, May 30, 1997 and
                     May 31, 1996......................................... 34

            Notes to Consolidated Financial Statements................. 35-48

            Independent Auditors' Reports.............................. 49-50

(a)(2)   Schedules to Financial Statements.

         None.

(a)(3)   Exhibits.

         The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit
Number    Description of Exhibits
-------   -----------------------

2(a) Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centers, Inc. ("KinderCare") and KCLC Acquisition Corp. ("KCLC Acquisition") (incorporated by reference from Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(b) Merger Agreement Amendment dated as of December 27, 1996 between KinderCare and KCLC Acquisition (incorporated by reference from Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(c) Voting Agreement, dated as of October 3, 1996, among KCLC Acquisition and the stockholders parties thereto (incorporated by reference from Exhibit 2.2(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(d) Voting Agreement Amendment dated as of December 27, 1996 among KCLC Acquisition and the stockholders parties thereto (incorporated by reference from Exhibit 2.2(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(e) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

3(a) Certificate of Merger of KCLC Acquisition into KinderCare (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

3(b) By-Laws of KinderCare (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, file no. 333-23127).

4(a) Indenture dated as of February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from Exhibit 4.1 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

4(b) Form of 9 1/2 % Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

4(c) Form of 9 1/2% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(a) Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(b) Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associated L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(c) Registration Rights Agreement dated February 13, 1997 among KinderCare, Chase Securities, Inc., BT Securities Corporation, Salomon Brothers Inc and Smith Barney Inc. (incorporated by reference from
          Exhibit 4.4 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(d)* Employment Agreement of Philip L. Maslowe dated May 8, 1995 (incorporated by reference from Exhibit 10(w) of KinderCare's Annual Report on Form 10-K for the fiscal year ended June 2, 1995, File No. 0-17098).

10(e)* Letter Agreement relating to termination of employment of Sandra Scarr dated January 8, 1997 (incorporated by reference from Exhibit 10(e) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997, File No. 0-17098).

10(f)* Lease between 600 Holladay Limited Partnership and KinderCare Learning Centers, Inc. dated June 2, 1997 (incorporated by reference from
          Exhibit 10(f) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997, File No. 0-17098).

10(g)* Restated KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan Effective August 1, 1996 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(h)* 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (incorporated by reference from Exhibit 10(c) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098)

10(i)* Form of Management Stockholder's Agreement (incorporated by reference from Exhibit 10(d) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(j)* Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(e) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(k)*    Form of Sale Participation Agreement (incorporated by reference from
          Exhibit 10(f) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(l)* Form of Term Note (incorporated by reference from Exhibit 10(g) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(m)* Form of Pledge Agreement (incorporated by reference from Exhibit 10(h) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(n)* Stockholders' Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson (incorporated by reference from Exhibit 10(i) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(o)* Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson (incorporated by reference from Exhibit 10(j) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(p)* Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson (incorporated by reference from Exhibit 10(k) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(q)*    Directors' Deferred Compensation Plan.

10(r)     Form of Indemnification Agreement for Directors and Officers of the
          Company.

16 Letter from KPMG Peat Marwick LLP re Change in Certifying Accountant, hereby incorporated by reference from Exhibit 16 of the Registrant's Current Report on Form 8-K dated April 17, 1997.

21        Subsidiaries of KinderCare.

23(a)     Accountants' Consent - Deloitte & Touche, LLP

23(b)     Accountants' Consent - KPMG Peat Marwick, LLP

27        Financial Data Schedule.

--------------

*    Management Contract or Compensatory Plan or Arrangement.


     The Company does not intend to send an annual report or proxy material to stockholders during calendar year 1999.

(b)  Reports on Form 8-K.

     The registrant filed no Reports on Form 8-K during the fourth quarter of fiscal 1998.

(c)  Exhibits Required by Item 601 of Regulation S-K.

     The Exhibits to this Report are listed under item 14(a)(3) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 1998.


                                       KINDERCARE LEARNING CENTERS, INC.


                                       By: /s/ DAVID J. JOHNSON
                                           -------------------------------------
                                           David J. Johnson
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed on the 21st day of August, 1998 by the following persons in the capacities indicated:

              Signature                                Title
              ---------                                -----

      /s/ DAVID J. JOHNSON             Chief Executive Officer, and Chairman of
----------------------------------     the Board of Directors (Principal
        David J. Johnson               Executive Officer)

         /s/ DAN JACKSON               Vice President, Financial Control and
----------------------------------     Planning (Principal Financial and
           Dan Jackson                 Accounting Officer)

       /s/ HENRY R. KRAVIS             Director
----------------------------------
         Henry R. Kravis

      /s/ GEORGE R. ROBERTS            Director
----------------------------------
        George R. Roberts

     /s/ CLIFTON S. ROBBINS            Director
----------------------------------
       Clifton S. Robbins

        /s/ NILS P. BROUS              Director
----------------------------------
          Nils P. Brous

   /s/ SANDRA W. SCARR, Ph.D.          Director
----------------------------------
         Sandra W. Scarr

       /s/ STEPHEN KAPLAN              Director
----------------------------------
         Stephen Kaplan

                        KinderCare Learning Centers, Inc.
                           Annual Report on Form 10-K
                         Fiscal Year Ended May 29, 1998

                                  Exhibit Index

Exhibit
Number    Description of Exhibits
-------   -----------------------

2(a) Agreement and Plan of Merger dated as of October 3, 1996, between KinderCare Learning Centers, Inc. ("KinderCare") and KCLC Acquisition Corp. ("KCLC Acquisition") (incorporated by reference from Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(b) Merger Agreement Amendment dated as of December 27, 1996 between KinderCare and KCLC Acquisition (incorporated by reference from Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(c) Voting Agreement, dated as of October 3, 1996, among KCLC Acquisition and the stockholders parties thereto (incorporated by reference from Exhibit 2.2(a) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(d) Voting Agreement Amendment dated as of December 27, 1996 among KCLC Acquisition and the stockholders parties thereto (incorporated by reference from Exhibit 2.2(b) to KinderCare's Form S-4, filed January 7, 1997, File no. 333-19345).

2(e) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

3(a) Certificate of Merger of KCLC Acquisition into KinderCare (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

3(b) By-Laws of KinderCare (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, file no. 333-23127).

4(a) Indenture dated as of February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from Exhibit 4.1 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

4(b) Form of 9 1/2 % Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

4(c) Form of 9 1/2% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(a) Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of Amendment No. 1 to the KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(b) Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associated L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(c) Registration Rights Agreement dated February 13, 1997 among KinderCare, Chase Securities, Inc., BT Securities Corporation, Salomon Brothers Inc and Smith Barney Inc. (incorporated by reference from
          Exhibit 4.4 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4 dated April 9, 1997, File no. 333-23127).

10(d)* Employment Agreement of Philip L. Maslowe dated May 8, 1995 (incorporated by reference from Exhibit 10(w) of KinderCare's Annual Report on Form 10-K for the fiscal year ended June 2, 1995, File No. 0-17098).

10(e)* Letter Agreement relating to termination of employment of Sandra Scarr dated January 8, 1997 (incorporated by reference from Exhibit 10(e) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997, File No. 0-17098).

10(f)* Lease between 600 Holladay Limited Partnership and KinderCare Learning Centers, Inc. dated June 2, 1997 (incorporated by reference from
          Exhibit 10(f) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997, File No. 0-17098).

10(g)* Restated KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan Effective August 1, 1996 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(h)* 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (incorporated by reference from Exhibit 10(c) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098)

10(i)* Form of Management Stockholder's Agreement (incorporated by reference from Exhibit 10(d) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(j)* Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(e) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(k)*    Form of Sale Participation Agreement (incorporated by reference from
          Exhibit 10(f) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(l)* Form of Term Note (incorporated by reference from Exhibit 10(g) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(m)* Form of Pledge Agreement (incorporated by reference from Exhibit 10(h) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(n)* Stockholders' Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson (incorporated by reference from Exhibit 10(i) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(o)* Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson (incorporated by reference from Exhibit 10(j) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(p)* Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson (incorporated by reference from Exhibit 10(k) to KinderCare's Quarterly Report on Form 10-Q for the Quarterly Period ended March 6, 1998, File No. 0-17098).

10(q)*    Directors' Deferred Compensation Plan.

10(r)     Form of Indemnification Agreement for Directors and Officers of the
          Company.

16 Letter from KPMG Peat Marwick LLP re Change in Certifying Accountant, hereby incorporated by reference from Exhibit 16 of the Registrant's Current Report on Form 8-K dated April 17, 1997.

21        Subsidiaries of KinderCare.

23(a)     Accountants' Consent - Deloitte & Touche, LLP

23(b)     Accountants' Consent - KPMG Peat Marwick, LLP

27        Financial Data Schedule.

--------------

*    Management Contract or Compensatory Plan or Arrangement.