Form 10-Q
period 1998-09-18
KINDERCARE LEARNING CENTERS INC /DE
filed 1998-10-27
CIK 832812

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

                For the quarterly period ended September 18, 1998

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

                      650 N.E. Holladay Street, Suite 1400
                             Portland, Oregon 97232
                    (Address of principal executive offices)

                                 (502) 872-1300
              (Registrant's telephone number, including area code)

                   (Former name, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value per share, outstanding at October 16, 1998 was 9,474,197.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


Part I.  Financial Information                                              Page
                                                                            ----

         Item 1.  Consolidated financial statements (unaudited):

                  Consolidated balance sheets at September 18, 1998 and
                    May 29, 1998 (unaudited)...................................1

                  Consolidated statements of operations for the sixteen
                    weeks ended September 18, 1998 and
                    September 19, 1997 (unaudited).............................2

                  Consolidated statements of stockholders' equity
                    for the sixteen weeks ended September 18, 1998
                    and the fiscal year ended May 29, 1998 (unaudited).........3

                  Consolidated statements of cash flows for the sixteen
                    weeks ended September 18, 1998 and
                    September 19, 1997 (unaudited).............................4

                  Notes to unaudited consolidated financial statements.........5

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations..............6

Part II. Other Information

         Item 6.  Exhibits and reports on Form 8-K............................12

Signatures....................................................................13

                                     PART I

Item 1.   Consolidated Financial Statements (unaudited)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                             September 18,               May 29,
                                                                                     1998                  1998
                                                                            -------------         -------------
Assets:
Current assets:
   Cash and cash equivalents                                                $       6,064         $      11,820
   Receivables, net                                                                17,229                14,987
   Prepaid expenses and supplies                                                    6,851                 4,939
   Deferred income taxes                                                           12,412                12,412
                                                                            -------------         -------------
     Total current assets                                                          42,556                44,158

Property and equipment, net                                                       522,002               508,113
Deferred income taxes                                                              12,030                12,030
Deferred financing costs and other assets                                          24,886                27,238
                                                                            -------------         -------------
                                                                            $     601,474         $     591,539
                                                                            =============         =============

Liabilities and Stockholders' Equity:
Current liabilities:
   Bank overdrafts                                                          $       7,723         $       8,184
   Accounts payable                                                                 7,776                 9,796
   Current portion of long-term debt                                                5,722                 1,839
   Accrued expenses and other liabilities                                          64,034                76,221
                                                                            -------------         -------------
     Total current liabilities                                                     85,255                96,040

Long-term debt                                                                    416,918               401,258
Self insurance liabilities                                                         21,685                20,922
Deferred income taxes                                                               5,453                 5,444
Other noncurrent liabilities                                                       36,483                35,975
                                                                            -------------         -------------
   Total liabilities                                                              565,794               559,639
                                                                            -------------         -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none outstanding                                                --                    --
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and outstanding
    9,474,197 shares                                                                   95                    95
  Additional paid-in capital                                                        2,009                 2,009
  Notes receivable from stockholders                                               (1,028)               (1,325)
  Retained earnings                                                                34,722                31,179
  Cumulative translation adjustment                                                  (118)                  (58)
                                                                            -------------         -------------
    Total stockholders' equity                                                     35,680                31,900
                                                                            -------------         -------------
                                                                            $     601,474         $     591,539
                                                                            =============         =============


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                      Sixteen Weeks Ended
                                                           ---------------------------------------------
                                                           September 18, 1998         September 19, 1997
                                                           ------------------         ------------------
 Revenues, net                                                  $     192,274              $     180,562
                                                                -------------              -------------
 Operating expenses:
     Salaries, wages and benefits                                     105,435                     99,529
     Depreciation                                                      10,108                     11,280
     Rent                                                               9,039                      8,251
     Provision for doubtful accounts                                      593                      1,151
     Other                                                             48,867                     46,139
     Restructuring charges                                                  2                      1,563
                                                                -------------              -------------
       Total operating expenses                                       174,044                    167,913
                                                                -------------              -------------
     Operating income                                                  18,230                     12,649
 Investment income, net                                                   148                        348
 Interest expense                                                     (12,780)                   (12,954)
                                                                -------------              -------------
     Income before income taxes                                         5,598                         43
 Income tax expense                                                     2,055                         15
                                                                -------------              -------------
       Net income                                               $       3,543              $          28
                                                                =============              =============

 Comprehensive income:
     Net income                                                 $       3,543              $          28
     Cumulative translation adjustment                                    (60)                        72
                                                                -------------              -------------
       Comprehensive income                                     $       3,483              $         100
                                                                =============              =============

 Basic and diluted net income per share                         $        0.37              $        0.00
                                                                =============              =============

 Weighted average common shares outstanding
                                                                    9,474,000                  9,368,000
                                                                =============              =============
 Weighted average common shares outstanding
     and potential common shares                                    9,483,000                  9,369,000
                                                                =============              =============


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                         Common Stock        Additional                                Cumulative
                                   ----------------------       Paid-in         Notes      Retained   Translation
                                       Shares      Amount       Capital    Receivable       Earning    Adjustment         Total
                                   ----------  ----------  ------------  ------------  ------------  ------------  ------------
Balance at May 30, 1997             9,368,421  $       94  $         --  $         --  $     27,753    $     (140) $     27,707
Net income                                 --          --            --            --         3,426            --         3,426
Cumulative translation adjustment          --          --            --            --            --            82            82
Issuance of common stock              105,776           1         2,009        (1,490)           --            --           520
Proceeds from collection of
   notes receivable                        --          --            --           165            --            --           165
                                   ----------  ----------  ------------  ------------  ------------  ------------  ------------
   Balance at May 29, 1998          9,474,197          95         2,009        (1,325)       31,179           (58)       31,900
Net income                                 --          --            --            --         3,543            --         3,543
Cumulative translation adjustment          --          --            --            --            --           (60)          (60)
Proceeds from collection of
   notes receivable                        --          --            --           297            --            --           297
                                   ----------  ----------  ------------  ------------  ------------  ------------  ------------
   Balance at September 18, 1998    9,474,197  $       95  $      2,009  $     (1,028) $     34,722    $     (118) $     35,680
                                   ==========  ==========  ============  ============  ==========    ============  ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    Sixteen Weeks Ended
                                                                        ---------------------------------------------
                                                                        September 18, 1998         September 19, 1997
                                                                        ------------------         ------------------
Cash flows from operations:
   Net income                                                              $         3,543            $            28
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation                                                                 10,108                     11,280
       Provision for doubtful accounts                                                 593                      1,151
       Amortization of deferred financing costs and other assets                       950                        981
       Gain on sales and disposals of property and
          equipment, net                                                               (71)                      (124)
       Changes in operating assets and liabilities:
          Increase in receivables                                                   (3,601)                    (2,678)
          Increase in prepaid expenses and supplies                                 (1,912)                    (1,785)
          Decrease (increase) in other assets                                        1,402                       (260)
          Decrease in accounts payable, accrued expenses
            and other liabilities                                                  (12,927)                    (8,495)
       Other, net                                                                      (60)                       184
                                                                           ---------------            ---------------
     Net cash provided (used) by operating activities                               (1,975)                       282
                                                                           ---------------            ---------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (24,314)                   (14,696)
   Proceeds from sales of property and equipment                                       388                        816
   Proceeds from collection of notes receivable                                        766                        785
                                                                           ---------------            ---------------
     Net cash used by investing activities                                         (23,160)                   (13,095)
                                                                           ---------------            ---------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                               30,000                         --
   Proceeds from collection of stockholders' notes receivable                          297                         --
   Payments on long-term borrowings                                                (10,457)                      (419)
   Bank overdrafts                                                                    (461)                     2,472
                                                                           ---------------            ---------------
     Net cash provided by financing activities                                      19,379                      2,053
                                                                           ---------------            ---------------
   Decrease in cash and cash equivalents                                            (5,756)                   (10,760)
Cash and cash equivalents at the beginning of the quarter                           11,820                     24,150
                                                                           ---------------            ---------------
   Cash and cash equivalents at the end of the quarter                     $         6,064            $        13,390
                                                                           ===============            ===============
Supplemental cash flow information:
   Interest paid                                                           $        16,943            $        16,633
   Income taxes paid (refunded), net                                                   187                        (23)


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest for-profit provider of preschool educational and childcare services in the United States. At September 18, 1998, KinderCare operated a total of 1,147 centers, with 1,145 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corp.; KinderCare Real Estate Corporation; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at September 18, 1998 and the results of operations and cash flows for each of the sixteen weeks ended September 18, 1998 and September 19, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 29, 1998.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The 1999 and 1998 fiscal years are each 52 weeks long. References to fiscal 1999 and fiscal 1998 are to the fiscal years ended May 28, 1999 and May 29, 1998, respectively.

Comprehensive Income

     Effective May 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. The Company has disclosed comprehensive income and its components on the face of the statement of operations for all periods presented.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The new standard becomes effective for the Company's fiscal year end 1999 reporting and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

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

2.   Restructuring Charges

     During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $1.6 million in restructuring charges during the first quarter of fiscal 1998. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation.

3.   Income Taxes

     For the sixteen weeks ended September 18, 1998 and September 19, 1997, income tax expense was in excess of amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of state income taxes, offset by tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the sixteen weeks ended September 18, 1998 ("first quarter of fiscal 1999") and September 19, 1997 ("first quarter of fiscal 1998").

     Occupancy, a measure of the utilization of center capacity, is defined by the Company as the full-time equivalent ("FTE") attendance at all of the Company's centers divided by the sum of the licensed capacity of all of the Company's centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to
1.0 FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full-time and part-time children enrolled.

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

Results of Operations

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                     Sixteen                           Sixteen                           Change
                                 Weeks Ended          Percent      Weeks Ended          Percent          Amount
                                September 18,              of     September 19,              of        Increase/
                                        1998         Revenues             1997         Revenues       (Decrease)
                              --------------   --------------   --------------   --------------   --------------
Revenues, net                    $   192,274           100.0%      $   180,562           100.0%      $    11,712
                                 -----------      -----------      -----------      -----------      -----------
Operating expenses:
   Salaries, wages and               105,435            54.8            99,529            55.1             5,906
benefits
   Depreciation                       10,108             5.3            11,280             6.2            (1,172)
   Rent                                9,039             4.7             8,251             4.6               788
   Other                              49,460            25.7            47,290            26.2             2,170
   Restructuring charges                   2             0.0             1,563             0.9            (1,561)
                                 -----------      -----------      -----------      -----------      -----------
     Total operating expenses        174,044            90.5           167,913            93.0             6,131
                                 -----------      -----------      -----------      -----------      -----------
         Operating income        $    18,230             9.5%      $    12,649             7.0%      $     5,581
                                 ===========      ===========      ===========      ===========      ===========

     Revenues, net - Net revenues increased $11.7 million, or 6.5%, to $192.3 million in the first quarter of fiscal 1999 from the comparable quarter last year. The increase in net revenues is primarily attributable to an approximate 4.4% weighted average tuition increase implemented in the second quarter of fiscal 1998 and new center openings subsequent to the first quarter of fiscal 1998. The average tuition rate increased $6.91, or 6.6%, to $112.00 for the first quarter of fiscal 1999 from $105.09 for the first quarter of fiscal 1998, while occupancy remained flat at 68.3% for both quarters. The positive effect of these factors on net revenues was offset in part by center closings.

     During the first quarter of fiscal 1999, the Company opened nine community centers and closed nine centers. During the first quarter of fiscal 1998, the Company opened seven community centers and closed three centers. Total licensed capacity was approximately 143,000 at the end of both the first quarter of fiscal 1999 and 1998.

     Salaries, wages and benefits - Salaries, wages and benefits, which include bonus incentives, increased $5.9 million, or 5.9%, to $105.4 million in the first quarter of fiscal 1999 from the comparable quarter last year.

The expense directly associated with the centers was $98.1 million in the first quarter of fiscal 1999, an increase of $5.0 million from the first quarter of fiscal 1998. The center level increase is primarily attributable to increased staff wage rates, as well as additional hours. The expense related to field management and corporate administration was $7.3 million in the first quarter of fiscal 1999, an increase of $0.9 million from the first quarter of fiscal 1998. The increase is attributable to the addition of certain field management positions and higher administrative salaries as a result of the relocation of the corporate office to Portland, Oregon.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, decreased slightly to 51.0% for the first quarter of fiscal 1999 from 51.6% for the comparable quarter last year despite increased wage rates and labor hours. Total salaries, wages and benefits expense, as a percentage of net revenues, decreased to 54.8% for the first quarter of fiscal 1999 from 55.1% for the comparable quarter last year.

     Depreciation - Depreciation expense decreased $1.2 million to $10.1 million in the first quarter of fiscal 1999 from the comparable quarter last year. During fiscal year 1998, the Company spent approximately $18.0 million for educational supplies and equipment in order to upgrade the quantity and quality of such items in each center. Since then, the replacement of these items has declined resulting in reduced depreciation expense.

     Rent - Rent expense increased $0.8 million to $9.0 million in the first quarter of fiscal 1999 from the comparable quarter last year. The increase is primarily a result of the Company's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. Subsequent to the first quarter of fiscal 1998, 23 leased centers were closed, while three leased centers were opened. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased $2.2 million, or 4.6%, to $49.5 million in the first quarter of fiscal 1999 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and transportation, and expenses related to field management and corporate administration. The increase is primarily due to increased center pre-opening costs, additional marketing expense and higher taxes and licenses. As a percentage of net revenues, other operating expenses decreased to 25.7% for the first quarter of fiscal 1999 from 26.2% for the first quarter of fiscal 1998. The improvement in other operating expenses, as a percentage of net revenues, is due to effective cost control by management.

     Restructuring charges - During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $1.6 million in restructuring charges during the first quarter of fiscal 1998. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     Operating income - Operating income increased $5.6 million to $18.2 million in the first quarter of fiscal 1999 from the comparable quarter last year. The increase is primarily due to the increased net revenues as a result of the higher average tuition rate, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the first quarter of fiscal 1999 was $28.5 million, $4.2 million above the comparable quarter last year. As a percentage of net revenues, EBITDA for the first quarter of fiscal 1999 was 14.8% compared to 13.4% for the first quarter of fiscal 1998. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and investment income was $28.3 million in the first quarter of fiscal 1999, an increase of $2.8 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA was 14.7% for the first quarter of fiscal 1999 and 14.1% for the first quarter of fiscal 1998. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense decreased slightly to $12.8 million in the first quarter of fiscal 1999 from $13.0 million in the first quarter of fiscal 1998. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.8% for the first quarter of fiscal 1999 versus 10.4% for the first quarter of fiscal 1998.

     Income tax expense - Income tax expense during the first quarter of fiscal 1999 and 1998 of $2.1 million and $15,000, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes, offset by tax credits.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     The Company's consolidated net cash used by operating activities for the first quarter of fiscal 1999 was $2.0 million, which represents a $2.3 million decrease in net cash flow from operations from the comparable quarter last year. The decrease in net cash flow from operations is primarily a result of fiscal year end bonus incentive payments of $8.2 million in the first quarter of fiscal 1999 versus $1.4 million in the first quarter of fiscal 1998, offset in part by an increase in net income of $3.5 million, the components of which are discussed above. Cash and cash equivalents totaled $6.1 million at September 18, 1998 compared to $11.8 million at May 29, 1998.

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period. The decreased attendance in the summer months and during the calendar year-end holiday period may result in decreased liquidity during these periods.

Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1999, the Company expects to open approximately 40 new centers. During the first quarter of fiscal 1999 and 1998, the Company opened nine and seven community centers, respectively. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate, which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as not meeting performance expectations.

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

     Capital expenditures, during the first quarter of fiscal 1999 totaled approximately $24.3 million compared to $14.7 million in the comparable quarter last year. Expenditures for new center development were $17.0 and $8.4 million and renovations on existing facilities were $5.3 and $2.5 million during the first quarter of fiscal 1999 and 1998, respectively. Purchases of equipment and corporate information systems were $1.6 and $0.4 million, respectively, during the first quarter of fiscal 1999, and $3.2 and $0.6 million, respectively, during the first quarter of fiscal 1998.

     Capital expenditure limits under the credit facilities for fiscal 1999 are $155.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to certain exceptions. Also, the Company is permitted a degree of flexibility under the provisions of the indenture under which the senior subordinated notes were issued and the credit facilities with respect to the incurrence of additional indebtedness, including through certain mortgages or sale-leaseback transactions.

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

Governmental Laws and Regulations

     In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15 passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by the Company in the future for use in transporting children between schools and the Company's centers. The Company anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to the Company of transporting children, because school buses are more expensive to purchase and maintain, and may require drivers who have commercial licenses.

Wage Increases

     Salaries, wages and benefits represented approximately 54.8% of net revenues for the first quarter of fiscal 1999. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of the Company's markets. The Company believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by the minimum wage rate, or other market adjustments. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

Year 2000

     The Company has implemented a comprehensive project plan (the "Project") with respect to identifying, mitigating and remedying the risks associated with the Year 2000 ("Y2K"). The Project is comprised of these broad sections: applications software, hardware, or infrastructure, and third party vendors, affiliates and customers. The progress of the Project is being monitored by an internal Y2K compliance committee (the "Committee") which was formed during the fourth quarter of fiscal 1998. The Committee is led by the Vice President, General Counsel and consists of one other officer, other employees representing multiple disciplines and a full-time project manager with over twelve years of experience with the Company. An independent consultant has been engaged to assist in systems testing and to validate the Company's processes by performing a readiness review at the conclusion of the Project.

     Each section of the Project will progress through similar phases, as follows: the inventory and assignment of priorities to Y2K items, the assessment of compliance of material items, the remediation, or replacement of material non-compliant items, the testing of material items, and the development and possible implementation of contingency plans. Currently, the Company is primarily in the assessment phase with respect to all sections of the Project. A complete inventory of all hardware, applications software and data flow exchange to, or from, third parties is expected to be completed by the end of December 1998. Certain applications software programs have already been identified as high priority items. Remediation and testing on these high priority items was begun in fiscal 1998.

     Following the establishment of a complete inventory, all material identified hardware and applications software will be remediated, upgraded, or replaced, as necessary. Certification of Y2K readiness will be requested from key third parties. Certain third party systems may be tested, if appropriate. The Company expects to develop a contingency plan for each section of the Project. The need to implement any contingency plans will be evaluated during the final phase of the Project. The Company expects the development of the contingency plan and the systems testing and remediation to be completed during calendar year 1999.

     Due to the early stages of the Project, the Company is uncertain of the ultimate total costs for Y2K modifications. However, total costs incurred are not expected to be material to the Company's results of operations, cash flow or financial position. The Company expects to be able to fund the necessary costs through cash flow from operations, which are included in existing operating budgets.

     Due to the general uncertainty inherent in addressing Y2K readiness, the most likely worst case Y2K scenario and the impact it may have on the Company is uncertain. The Company could incur significant unanticipated costs if there are unexpected failures by critical third parties, or unexpected problems with the Company's systems.

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

     The forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the impact of Y2K compliance by the Company or those entities with which the Company does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

                                     PART II


Item 6.  Exhibits and reports on Form 8-K

         (a)    Exhibits:

                10(a)  -   Form of Letter regarding 1999 Management Bonus Plan

                27     -   Financial Data Schedule

         (b)    Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       KINDERCARE LEARNING CENTERS, INC.
                                                 (Registrant)


Date:  October 26, 1998                      /s/ DAVID J. JOHNSON
                                       ---------------------------------

                                               David J. Johnson
                                       Chairman of the Board of Directors
                                           and Chief Executive Officer



Date:  October 26, 1998                       /s/ DAN R. JACKSON
                                       ---------------------------------

                                                Dan R. Jackson
                                       Vice President, Financial Control
                                                 and Planning
                                      (Principal Financial and Accounting
                                                   Officer)