Form 10-Q
period 1998-12-11
KINDERCARE LEARNING CENTERS INC /DE
filed 1999-01-19
CIK 832812

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

                For the quarterly period ended December 11, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value per share, outstanding at January 8, 1999 was 9,480,837.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


Part I.  Financial Information                                              Page

       Item 1.  Consolidated financial statements (unaudited):

                Consolidated balance sheets at December 11, 1998 and
                   May 29, 1998 (unaudited)................................... 1

                Consolidated statements of operations and comprehensive
                   income for the twelve and twenty-eight weeks ended
                   December 11, 1998 and December 12, 1997 (unaudited)........ 2

                Consolidated statements of stockholders' equity
                   for the twenty-eight weeks ended December 11, 1998
                   and the fiscal year ended May 29, 1998 (unaudited)......... 3

                Consolidated statements of cash flows for the twenty-eight weeks ended December 11, 1998 and
                   December 12, 1997 (unaudited).............................. 4

                Notes to unaudited consolidated financial statements.......... 5

       Item 2.  Management's discussion and analysis of
                   financial condition and results of operations.............. 7

Part II. Other Information

       Item 6   Exhibits and reports on Form 8-K..............................15

Signatures....................................................................16

                                     PART I

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                             December 11, 1998         May 29, 1998
                                                                            ------------------      ---------------
Assets:
Current assets:
   Cash and cash equivalents                                                     $       3,101        $      11,820
   Receivables, net                                                                     19,243               14,987
   Prepaid expenses and supplies                                                         5,119                4,939
   Deferred income taxes                                                                12,412               12,412
                                                                                 -------------        -------------
     Total current assets                                                               39,875               44,158

Property and equipment, net                                                            534,106              508,113
Deferred income taxes                                                                   12,030               12,030
Deferred financing costs and other assets                                               24,177               27,238
                                                                                 -------------        -------------
                                                                                 $     610,188        $     591,539
                                                                                 =============        =============

Liabilities and Stockholders' Equity:
Current liabilities:
   Bank overdrafts                                                               $       7,522        $       8,184
   Accounts payable                                                                      7,354                9,796
   Current portion of long-term debt                                                     5,480                1,839
   Accrued expenses and other liabilities                                               73,748               76,221
                                                                                 -------------        -------------
     Total current liabilities                                                          94,104               96,040

Long-term debt                                                                         414,886              401,258
Self insurance liabilities                                                              21,197               20,922
Deferred income taxes                                                                    5,444                5,444
Other noncurrent liabilities                                                            36,599               35,975
                                                                                 -------------        -------------
   Total liabilities                                                                   572,230              559,639
                                                                                 -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none outstanding                                                     --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding 9,480,837 shares at December 11, 1998
    and 9,474,197 shares at May 29, 1998                                                    95                   95
  Additional paid-in capital                                                             2,144                2,009
  Notes receivable from stockholders                                                    (1,163)              (1,325)
  Retained earnings                                                                     36,943               31,179
  Cumulative translation adjustment                                                        (61)                 (58)
                                                                                 -------------        -------------
    Total stockholders' equity                                                          37,958               31,900
                                                                                 -------------        -------------
                                                                                 $     610,188        $     591,539
                                                                                 =============        =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                         Twelve Weeks Ended                      Twenty-Eight Weeks Ended
                                                --------------------------------------    --------------------------------------
                                                December 11, 1998    December 12, 1997    December 11, 1998    December 12, 1997
                                                -----------------    -----------------    -----------------    -----------------
 Revenues, net                                  $         142,237    $         135,587    $         334,511    $         316,149
                                                -----------------    -----------------    -----------------    -----------------
 Operating expenses:
     Salaries, wages and benefits                          79,401               74,237              184,836              173,766
     Depreciation                                           8,067                7,888               18,175               19,168
     Rent                                                   6,443                5,788               15,482               14,039
     Provision for doubtful accounts                          632                  814                1,225                1,965
     Other                                                 34,422               33,761               83,289               79,900
     Restructuring charges                                     47                3,292                   49                4,855
                                                -----------------    -----------------    -----------------    -----------------
       Total operating expenses                           129,012              125,780              303,056              293,693
                                                -----------------    -----------------    -----------------    -----------------
     Operating income                                      13,225                9,807               31,455               22,456
 Investment income, net                                       103                   94                  251                  442
 Interest expense                                          (9,688)              (9,418)             (22,468)             (22,372)
                                                -----------------    -----------------    -----------------    -----------------
     Income before income taxes                             3,640                  483                9,238                  526
 Income tax expense                                         1,419                  164                3,474                  179
                                                -----------------    -----------------    -----------------    -----------------
       Net income                               $           2,221    $             319    $           5,764    $             347
                                                =================    =================    =================    =================

 Comprehensive income:
     Net income                                 $           2,221    $             319    $           5,764    $             347
     Cumulative translation adjustment                         57                  178                   (3)                 250
                                                -----------------    -----------------    -----------------    -----------------
       Comprehensive income                     $           2,278    $             497    $           5,761    $             597
                                                =================    =================    =================    =================

 Basic and diluted net income per share         $            0.23    $            0.03    $            0.61    $            0.04
                                                =================    =================    =================    =================

 Weighted average common shares outstanding             9,474,000            9,368,000            9,474,000            9,368,000
                                                =================    =================    =================    =================
 Weighted average common shares outstanding
     and potential common shares                        9,520,000            9,368,000            9,483,000            9,368,000
                                                =================    =================    =================    =================


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                         Common Stock         Additional                                Cumulative
                                   ------------------------      Paid-in          Notes     Retained   Translation
                                         Shares      Amount      Capital     Receivable     Earnings    Adjustment         Total
                                   ------------  ----------  -----------  -------------  -----------  ------------  ------------
Balance at May 30, 1997               9,368,421  $       94  $        --  $          --  $    27,753  $       (140) $     27,707
Net income                                   --          --           --             --        3,426            --         3,426
Issuance of common stock                105,776           1        2,009         (1,490)          --            --           520
Proceeds from collection of
   notes receivable                          --          --           --            165           --            --           165
Cumulative translation adjustment            --          --           --             --           --            82            82
                                   ------------  ----------  -----------  -------------  -----------  ------------  ------------
   Balance at May 29, 1998            9,474,197          95        2,009         (1,325)      31,179           (58)       31,900
Net income                                   --          --           --             --        5,764            --         5,764
Issuance of common stock                  6,640          --          135           (135)          --            --            --
Proceeds from collection of
   notes receivable                          --          --           --            297           --            --           297
Cumulative translation adjustment            --          --           --             --           --            (3)           (3)
                                   ------------  ----------  -----------  -------------  -----------  ------------  ------------
   Balance at December 11, 1998       9,480,837  $       95  $     2,144  $      (1,163) $    36,943  $        (61) $     37,958
                                   ============  ==========  ===========  =============  ===========  ============  ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                Twenty-Eight Weeks Ended
                                                                        -----------------------------------------
                                                                        December 11, 1998       December 12, 1997
                                                                        -----------------       -----------------
Cash flows from operations:
   Net income                                                           $           5,764       $             347
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                18,175                  19,168
       Provision for doubtful accounts                                              1,225                   1,965
       Amortization of deferred financing costs and other assets                    1,663                   1,646
       Gain on sales and disposals of property and
          equipment, net                                                             (290)                   (124)
       Changes in operating assets and liabilities:
          Increase in receivables                                                  (6,324)                 (5,249)
          Increase in prepaid expenses and supplies                                  (180)                   (953)
          Decrease in other assets                                                  1,066                      59
          Increase (decrease) in accounts payable, accrued expenses
            and other liabilities                                                  (4,016)                    898
       Other, net                                                                      (3)                    250
                                                                        -----------------       -----------------
     Net cash provided by operating activities                                     17,080                  18,007
                                                                        -----------------       -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (44,665)                (32,841)
   Proceeds from sales of property and equipment                                      787                     118
   Proceeds from collection of notes receivable                                     1,175                     585
                                                                        -----------------       -----------------
     Net cash used by investing activities                                        (42,703)                (32,138)
                                                                        -----------------       -----------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                              30,000                      --
   Proceeds from collection of stockholders' notes receivable                         297                      --
   Payments on long-term borrowings                                               (12,731)                   (813)
   Bank overdrafts                                                                   (662)                   (585)
                                                                        -----------------       -----------------
     Net cash provided (used) by financing activities                              16,904                  (1,398)
                                                                        -----------------       -----------------
   Decrease in cash and cash equivalents                                           (8,719)                (15,529)
Cash and cash equivalents at the beginning of the period                           11,820                  24,150
                                                                        -----------------       -----------------
   Cash and cash equivalents at the end of the period                   $           3,101       $           8,621
                                                                        =================       =================
Supplemental cash flow information:
   Interest paid                                                        $          18,900       $          17,576
   Income taxes paid, net                                                             460                     747


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare" or the "Company") is the largest for-profit provider of preschool educational and childcare services in the United States. At December 11, 1998, KinderCare operated a total of 1,149 centers, with 1,147 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corp.; KinderCare Real Estate Corp.; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at December 11, 1998 and the results of operations and cash flows for each of the twelve and twenty-eight week periods ended December 11, 1998 and December 12, 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 29, 1998.

Fiscal Year

     The Company's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The 1999 and 1998 fiscal years are each 52 weeks long. References to fiscal 1999 and fiscal 1998 are to the fiscal years ended May 28, 1999 and May 29, 1998, respectively.

Comprehensive Income

     Effective May 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. The Company has disclosed comprehensive income and its components on the face of the statement of operations and comprehensive income for all periods presented.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for the Company's fiscal year 2001. The Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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

2.   Restructuring Charges

     During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $3.3 and $4.9 million in restructuring charges during the twelve and twenty-eight weeks ended December 12, 1997, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation.

3.   Income Taxes

     For the twelve and twenty-eight weeks ended December 11, 1998 and December 12, 1997, income tax expense was in excess of amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of state income taxes, offset by tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The Company's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the twelve weeks ended December 11, 1998 ("second quarter of fiscal 1999") and December 12, 1997 ("second quarter of fiscal 1998") and the twenty-eight weeks ended December 11, 1998 and December 12, 1997.

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

Results of Operations

Second Quarter of Fiscal 1999 compared to Second Quarter of Fiscal 1998

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                        Twelve Weeks                    Twelve Weeks                          Change
                                               Ended         Percent           Ended         Percent          Amount
                                         December 11,             of     December 12,             of       Increase/
                                                1998        Revenues            1997        Revenues       (Decrease)
                                        ------------    ------------    ------------    ------------    ------------
Revenues, net                           $    142,237          100.0%    $    135,587          100.0%    $      6,650
                                        ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                           74,003           52.0           68,975           50.9            5,028
     Field and corporate expense               5,398            3.8            5,262            3.9              136
                                        ------------    ------------    ------------    ------------    ------------
       Total salaries, wages and
         benefits                             79,401           55.8           74,237           54.8            5,164
   Depreciation                                8,067            5.7            7,888            5.8              179
   Rent                                        6,443            4.5            5,788            4.3              655
   Other                                      35,054           24.7           34,575           25.5              479
   Restructuring charges                          47            0.0            3,292            2.4           (3,245)
                                        ------------    ------------    ------------    ------------    ------------
     Total operating expenses                129,012           90.7          125,780           92.8            3,232
                                        ------------    ------------    ------------    ------------    ------------
       Operating income                 $     13,225            9.3%    $      9,807            7.2%    $      3,418
                                        ============    ============    ============    ============    ============

     Revenues, net - Net revenues increased $6.7 million, or 4.9%, to $142.2 million in the second quarter of fiscal 1999 from the comparable quarter last year. The increase in net revenues is primarily attributable to a Company-wide tuition increase implemented in the first and second quarters of fiscal 1999. The average tuition rate increased $6.30, or 6.0%, to $112.13 for the second quarter of fiscal 1999 from $105.83 for the second quarter of fiscal 1998. The Company continually evaluates its tuition structure and may implement further changes during the fiscal year at targeted local levels. Occupancy declined 1.3 percentage points to 70.5% for the second quarter of fiscal 1999 from 71.8% for the second quarter of fiscal 1998. The decline is primarily a result of a decrease in existing center enrollment, primarily in the preschool age group, during the fall of fiscal 1999 and the increased rate of opening new centers. New centers tend to open with lower than average enrollment and will grow enrollment over a two to three year maturity cycle. During the second quarter of fiscal 1999, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $4.3 million over the comparable quarter last year. The increase in net revenues was offset in part by an incremental reduction of $1.6 million due to the closure of certain centers.

     During the second quarter of fiscal 1999, the Company opened eight centers, seven community centers and one KinderCare At Work(R) center, and closed six centers. During the second quarter of fiscal 1998, the Company opened one community center and closed one center. Total licensed capacity was approximately 144,000 and 143,000 at the end of the second quarter of fiscal 1999 and 1998, respectively.

     Salaries, wages and benefits - Salaries, wages and benefits, which include bonus incentives, increased $5.2 million, or 7.0%, to $79.4 million in the second quarter of fiscal 1999 from the comparable quarter last year. The expense directly associated with the centers was $74.0 million in the second quarter of fiscal 1999, an increase of $5.0 million from the second quarter of fiscal 1998. The center level increase is primarily attributable to increased staff wage rates and, to a lesser degree, to increased hours and the addition of certain maintenance technician positions during fiscal 1999. The expense related to field management and corporate administration was $5.4 million in the second quarter of fiscal 1999, an increase of $0.1 million from the second quarter of fiscal 1998. Higher salary expense related to field management has been incurred as a result of the addition of certain field management positions during fiscal 1998 and 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 52.0% for the second quarter of fiscal 1999 from 50.9% for the comparable quarter last year, due to the higher wage rates. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.8% for the second quarter of fiscal 1999 from 54.8% for the comparable quarter last year.

     Depreciation - Depreciation expense increased $0.2 million to $8.1 million in the second quarter of fiscal 1999 from the comparable quarter last year. The increase is a result of the accelerated development of new centers. Subsequent to the second quarter of fiscal 1998, 29 centers were opened, 25 of which were owned by the Company. All of the 28 centers closed subsequent to the second quarter of fiscal 1998 were leased and, therefore, had a relatively low depreciable asset base. The increase in depreciation expense was offset in part by a reduction, during fiscal 1999, in the replacement of educational supplies and equipment as a result of a capital program during fiscal 1998 to upgrade the quantity and quality of such items in each center.

     Rent - Rent expense increased $0.7 million to $6.4 million in the second quarter of fiscal 1999 from the comparable quarter last year. The increase is partially a result of the Company's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. The rental rates experienced on center leases entered into currently and renewed center leases are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased $0.5 million, or 1.4%, to $35.1 million in the second quarter of fiscal 1999 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and transportation, and expenses related to field management and corporate administration. The increase is primarily due to increased center pre-opening costs, marketing expense, taxes and licenses and janitorial and maintenance costs, offset by reduced insurance costs. As a percentage of net revenues, other operating expenses decreased to 24.7% for the second quarter of fiscal 1999 from 25.5% for the comparable quarter last year. The improvement in other operating expenses, as a percentage of net revenues, is due to effective overall cost control by management.

     Restructuring charges - During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $3.3 million in restructuring charges during the second quarter of fiscal 1998. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     Operating income - Operating income increased $3.4 million to $13.2 million in the second quarter of fiscal 1999 from the comparable quarter last year. The increase is primarily due to the higher average tuition rate, resulting in increased net revenues, and the absence of significant restructuring charges during the second quarter of fiscal 1999, offset in part by certain increased operating costs, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the second quarter of fiscal 1999 was $21.4 million, $3.6 million above the comparable quarter last year. As a percentage of net revenues, EBITDA for the second quarter of fiscal 1999 was 15.0% compared to 13.1% for the second quarter of fiscal 1998. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and investment income was $21.3 million in the second quarter of fiscal 1999, an increase of $0.4 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA was 15.0% for the second quarter of fiscal 1999 and 15.5% for the second quarter of fiscal 1998. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense increased slightly to $9.7 million in the second quarter of fiscal 1999 from $9.4 million in the second quarter of fiscal 1998, due to the borrowings under the revolving credit facility subsequent to the second quarter of fiscal 1998. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.2% for the second quarter of fiscal 1999 versus 10.6% for the second quarter of fiscal 1998.

     Income tax expense - Income tax expense during the second quarter of fiscal 1999 and 1998 of $1.4 and $0.2 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes, offset by tax credits.

Twenty-Eight Weeks Ended December 11, 1998 compared to Twenty-Eight Weeks Ended December 12, 1997

     The following table shows the comparative operating results of the Company (dollars in thousands):

                                         Twenty-Eight                    Twenty-Eight                        Change
                                          Weeks Ended       Percent       Weeks Ended       Percent          Amount
                                          December 11,           of       December 12,           of       Increase/
                                                 1998      Revenues              1997      Revenues       (Decrease)
                                       --------------    ----------    --------------    ----------    ------------
Revenues, net                          $      334,511        100.0%    $      316,149        100.0%    $     18,362
                                       --------------    ----------    --------------    ----------    ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                           172,138         51.5            162,109         51.3           10,029
     Field and corporate expense               12,698          3.8             11,657          3.7            1,041
                                       --------------    ----------    --------------    ----------    ------------
       Total salaries, wages and
         benefits                             184,836         55.3            173,766         55.0           11,070
   Depreciation                                18,175          5.4             19,168          6.1             (993)
   Rent                                        15,482          4.6             14,039          4.4            1,443
   Other                                       84,514         25.3             81,865         25.9            2,649
   Restructuring charges                           49          0.0              4,855          1.5           (4,806)
                                       --------------    ----------    --------------    ----------    ------------
     Total operating expenses                 303,056         90.6            293,693         92.9            9,363
                                       --------------    ----------    --------------    ----------    ------------
       Operating income                $       31,455          9.4%    $       22,456          7.1%    $      8,999
                                       ==============    ==========    ==============    ==========    ============

     Revenues, net - Net revenues increased $18.4 million, or 5.8%, to $334.5 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The increase in net revenues is primarily attributable to a Company-wide tuition increase implemented in the first and second quarters of fiscal 1999. The average tuition rate increased $6.64, or 6.3%, to $112.06 for the twenty-eight weeks ended December 11, 1998 from $105.42 for the twenty-eight weeks ended December 12, 1997. The Company continually evaluates its tuition structure and may implement further changes during the fiscal year at targeted local levels. Occupancy declined 0.5 percentage point to 69.3% for the twenty-eight weeks ended December 11, 1998 from 69.8% for the twenty-eight weeks ended December 12, 1997. The decline is primarily a result of the increased rate of opening new centers. New centers tend to open with lower than average enrollment and will grow enrollment over a two to three year maturity cycle. A decrease in existing center enrollment, primarily in the preschool age group, during the fall of fiscal 1999 also contributed to the decline in occupancy. During the twenty-eight weeks ended December 11,

1998, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $9.3 million over the comparable period last year. The increase in net revenues was offset in part by an incremental reduction of $3.8 million due to the closure of certain centers.

     During the twenty-eight weeks ended December 11, 1998, the Company opened 17 centers, 16 community centers and one KinderCare At Work(R) center, and closed 15 centers. During the twenty-eight weeks ended December 12, 1997, the Company opened eight community centers and closed four centers.

     Salaries, wages and benefits - Salaries, wages and benefits, which include bonus incentives, increased $11.1 million, or 6.4%, to $184.8 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The expense directly associated with the centers was $172.1 million in the twenty-eight weeks ended December 11, 1998, an increase of $10.0 million from the twenty-eight weeks ended December 12, 1997. The center level increase is primarily attributable to increased staff wage rates, increased hours, rising health benefit costs and the addition of certain maintenance technician positions during fiscal 1999. The expense related to field management and corporate administration was $12.7 million in the twenty-eight weeks ended December 11, 1998, an increase of $1.0 million from the twenty-eight weeks ended December 12, 1997. The increase is attributable to the addition of certain field management positions during fiscal 1998 and 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased slightly to 51.5% for the twenty-eight weeks ended December 11, 1998 from 51.3% for the comparable period last year due to higher wage rates. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.3% for the twenty-eight weeks ended December 11, 1998 from 55.0% for the comparable period last year.

     Depreciation - Depreciation expense decreased $1.0 million to $18.2 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The decrease is due to a reduction, during fiscal 1999, in the replacement of educational supplies and equipment as a result of a capital program during fiscal 1998 to upgrade the quantity and quality of such items in each center. The decrease in depreciation expense was offset in part by the accelerated development of new centers.

     Rent - Rent expense increased $1.4 million to $15.5 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The increase is primarily a result of the Company's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. In addition, the rental rates experienced on center leases entered into currently and renewed center leases are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased $2.6 million, or 3.2%, to $84.5 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The increase is primarily due to increased center pre-opening costs, marketing expense, taxes and licenses, janitorial costs and maintenance costs, offset by reduced insurance costs and legal expenses. As a percentage of net revenues, other operating expenses decreased to 25.3% for the twenty-eight weeks ended December 11, 1998 from 25.9% for the comparable period last year. The improvement in other operating expenses, as a percentage of net revenues, is due to effective overall cost control by management.

     Restructuring charges - During fiscal year 1997, the Company decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, the Company recognized $4.9 million in restructuring charges during the twenty-eight weeks ended December 12, 1997. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation.

     Operating income - Operating income increased $9.0 million to $31.5 million in the twenty-eight weeks ended December 11, 1998 from the comparable period last year. The increase is primarily due to the higher average tuition rate, resulting in increased net revenues, and the absence of significant restructuring charges during the twenty-eight weeks ended December 11, 1998, offset in part by certain increased operating costs, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the twenty-eight weeks ended December 11, 1998 was $49.9 million, $7.8 million above the comparable period last year. As a percentage of net revenues, EBITDA for the twenty-eight weeks ended December 11, 1998 was 14.9% compared to 13.3% for the twenty-eight weeks ended December 12, 1997. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and investment income was $49.7 million in the twenty-eight weeks ended December 11, 1998, an increase of $3.2 million from the comparable period last year. As a percentage of net revenues, Adjusted EBITDA was 14.9% for the twenty-eight weeks ended December 11, 1998 and 14.7% for the twenty-eight weeks ended December 12, 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense increased slightly to $22.5 million in the twenty-eight weeks ended December 11, 1998 from $22.4 million in the twenty-eight weeks ended December 12, 1997, due to the borrowings under the revolving credit facility subsequent to the second quarter of fiscal 1998. The Company's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.1% for the twenty-eight weeks ended December 11, 1998 versus 10.5% for the twenty-eight weeks ended December 12, 1997.

     Income tax expense - Income tax expense during the twenty-eight weeks ended December 11, 1998 and December 12, 1997 of $3.5 and $0.2 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes, offset by tax credits.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flow generated from operations and future borrowings under the $300.0 million revolving credit facility. At December 11, 1998, the Company was committed on outstanding letters of credit totaling $42.2 millon and had outstanding draws of $28.0 million under the revolving credit facility. The Company's principal uses of liquidity are meeting debt service requirements, financing the Company's capital expenditures and renovations and providing working capital.

     The Company's consolidated net cash provided by operating activities for the twenty-eight weeks ended December 11, 1998 was $17.1 million, which represents a $0.9 million decrease in net cash flow from operations from the comparable period last year. The decrease in net cash flow from operations is primarily a result of significantly higher fiscal year end bonus incentive payments in the first quarter of fiscal 1999 as compared to payments in the first quarter of fiscal 1998, offset in part by an increase in net income of $5.4 million, the components of which are discussed above. Cash and cash equivalents totaled $3.1 million at December 11, 1998 compared to $11.8 million at May 29, 1998.

     New enrollments are generally highest in September and January, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period. The decreased attendance in the summer months and during the calendar year-end holiday period may result in decreased liquidity during these periods.

Capital Expenditures

     The Company anticipates substantial increases in its capital expenditures budget over the next several years. During fiscal 1999, the Company expects to open approximately 40 new centers. During the twenty-eight weeks ended December 11, 1998 and December 12, 1997, the Company opened 17 and eight centers, respectively. Over the next three years, the Company expects to increase its rate of opening and/or acquiring new centers to between 50 and 75 new centers per year in the aggregate, which the Company expects will be primarily community centers, and to continue its practice of closing centers that are identified as not meeting performance expectations.

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

     Capital expenditures, during the twenty-eight weeks ended December 11, 1998 totaled approximately $44.7 million compared to $32.8 million in the comparable period last year. Expenditures for new center development were $30.0 and $16.4 million and renovations on existing facilities were $10.0 and $10.1 million during the twenty-eight weeks ended December 11, 1998 and December 12, 1997, respectively. Purchases of equipment and corporate information systems were $3.6 and $1.1 million, respectively, during the twenty-eight weeks ended December 11, 1998, and $4.5 and $1.8 million, respectively, during the twenty-eight weeks ended December 12, 1997.

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

Governmental Laws and Regulations

     In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15 passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by the Company in the future for use in transporting children between schools and the Company's centers. The Company anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to the Company of transporting children, because school buses are more expensive to purchase and maintain and may require drivers who have commercial licenses.

Wage Increases

     Salaries, wages and benefits represented approximately 55.3% of net revenues for the twenty-eight weeks ended December 11, 1998. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of the Company's markets. The Company believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by the minimum wage rate, or other market adjustments. However, there can be no assurance that the Company will be able to increase its rates sufficiently to offset such increased costs. The Company continually evaluates its wage structure and may implement changes at targeted local levels.

Year 2000

     The Company recognizes that year 2000 ("Y2K") issues could cause system failures and miscalculations that may disrupt the Company's routine business. Therefore, the Company established a Y2K compliance committee (the "Committee") during the fourth quarter of fiscal 1998 to oversee testing of critical systems, assess Y2K risk, address known weaknesses and develop any necessary contingency plans. The Committee is chaired by the Vice President, General Counsel and includes as representatives the Vice President, Information Services, Vice President, Operations, several other employees representing multiple disciplines (including risk management, financial control and planning, human resources and internal audit) and a full-time Y2K project manager with over twelve years of experience with the Company and familiarity with the Company's most critical systems. An independent consultant has been engaged to assist in systems testing and to validate the Company's processes by performing a readiness review at the conclusion of the project.

     Systems Testing - The Company has completed an inventory of all hardware, software applications and data flow exchange to, or from, third parties. Testing priorities have been assigned and preliminary testing of some of the Company's systems has been performed. The Committee has recommended use of computer-assisted testing methods and the Company has acquired leading Y2K project management and testing software. Testing of all critical systems (both information technology and non-information technology) and remediation of known weaknesses is expected to be completed by June, 1999.

     Risk Assessment - The Company has identified and contacted all of its major vendors and other third parties on whom the Company relies in performing its business functions. Responses from those third parties are currently being reviewed and follow-up inquiries are being made or additional clarification is being sought, where necessary. The Committee is also devising test plans for critical third parties as it deems appropriate. The Committee is working to gather sufficient information to develop its most likely worst-case Y2K scenario. A comprehensive risk assessment is expected to be completed before June, 1999.

     Contingency Planning - Contingency plans will be developed as the Committee deems necessary during the systems testing and risk assessment phases discussed above.

     Costs Associated With Y2K Issues - Due to the early stages of the project, the Company is uncertain of the ultimate total costs to address Y2K issues. However, total costs incurred are not expected to be material to the Company's results of operations, cash flow or financial position. The Company expects to be able to fund the necessary costs through cash flow from operations. Such amounts will be charged to existing operating budgets.

     Due to the general uncertainty inherent in addressing Y2K readiness, the most likely worst case Y2K scenario and the impact it may have on the Company is uncertain. The Company could incur significant unanticipated costs if there are unexpected failures by critical third parties or unexpected problems with the Company's systems.

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

                                     PART II


Item 6.   Exhibits and reports on Form 8-K

          (a)    Exhibit:

                 27     -      Financial Data Schedule

          (b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    KINDERCARE LEARNING CENTERS, INC.
                                                (Registrant)


Date:  January 19, 1999                     /s/ DAVID J. JOHNSON
                                    --------------------------------------------

                                                David J. Johnson
                                      Chairman of the Board of Directors and
                                             Chief Executive Officer



Date:  January 19, 1999                     /s/ DAN R. JACKSON
                                    --------------------------------------------
                                                Dan R. Jackson
                                      Vice President, Financial Control and
                                                   Planning
                                    (Principal Financial and Accounting Officer)