Form 10-Q
period 1999-03-05
KINDERCARE LEARNING CENTERS INC /DE
filed 1999-04-07
CIK 832812

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

                  For the quarterly period ended March 5, 1999

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [ ]

     The number of shares of registrant's common stock, $.01 par value per share, outstanding at April 2, 1999 was 9,480,837.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Consolidated financial statements (unaudited):

                  Consolidated balance sheets at March 5, 1999 and
                     May 29, 1998 (unaudited)................................. 2

                  Consolidated statements of operations for the twelve
                     and forty weeks ended March 5, 1999 and
                     March 6, 1998 (unaudited)................................ 3

                  Consolidated statements of stockholders' equity and
                     comprehensive income for the forty weeks ended
                     March 5, 1999 and the fiscal year
                     ended May 29, 1998 (unaudited)........................... 4

                  Consolidated statements of cash flows for the forty
                     weeks ended March 5, 1999 and
                     March 6, 1998 (unaudited)................................ 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of
                     financial condition and results of operations............ 8

Part II. Other Information

         Item 6.  Exhibits and reports on Form 8-K............................16

Signatures....................................................................17

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                           March 5, 1999        May 29, 1998
                                                                           -------------       -------------
Assets:
Current assets:
   Cash and cash equivalents                                               $       9,816       $      11,820
   Receivables, net                                                               20,520              14,987
   Prepaid expenses and supplies                                                   6,005               4,939
   Deferred income taxes                                                          12,412              12,412
                                                                           -------------       -------------
     Total current assets                                                         48,753              44,158

Property and equipment, net                                                      549,557             508,113
Deferred income taxes                                                             12,030              12,030
Deferred financing costs and other assets                                         23,391              27,238
                                                                           -------------       -------------
                                                                           $     633,731       $     591,539
                                                                           =============       =============

Liabilities and Stockholders' Equity:
Current liabilities:
   Bank overdrafts                                                         $       7,180       $       8,184
   Accounts payable                                                                7,994               9,796
   Current portion of long-term debt                                               5,140               1,839
   Accrued expenses and other liabilities                                         72,385              76,221
                                                                           -------------       -------------
     Total current liabilities                                                    92,699              96,040

Long-term debt                                                                   433,887             401,258
Self insurance liabilities                                                        20,263              20,922
Deferred income taxes                                                              5,455               5,444
Other noncurrent liabilities                                                      38,872              35,975
                                                                           -------------       -------------
   Total liabilities                                                             591,176             559,639
                                                                           -------------       -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none outstanding                                               --                  --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding 9,480,837 shares at March 5, 1999
    and 9,474,197 shares at May 29, 1998                                              95                  95
  Additional paid-in capital                                                       2,144               2,009
  Notes receivable from stockholders                                              (1,128)             (1,325)
  Retained earnings                                                               41,567              31,179
  Accumulated other comprehensive income                                            (123)                (58)
                                                                           -------------       -------------
    Total stockholders' equity                                                    42,555              31,900
                                                                           -------------       -------------
                                                                           $     633,731       $     591,539
                                                                           =============       =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       Twelve Weeks Ended                Forty Weeks Ended
                                                 ------------------------------    ------------------------------
                                                 March 5, 1999    March 6, 1998    March 5, 1999    March 6, 1998
                                                 -------------    -------------    -------------    -------------
 Revenues, net                                   $     143,039    $     134,823    $     477,550    $     450,972
                                                 -------------    -------------    -------------    -------------
 Operating expenses:
     Salaries, wages and benefits                       78,904           73,872          263,740          247,638
     Depreciation                                        8,886            7,730           27,061           26,898
     Rent                                                7,147            7,060           22,629           21,099
     Provision for doubtful accounts                     1,188              967            2,413            2,932
     Other                                              30,664           32,469          113,954          112,369
     Restructuring charges and other income, net          (570)              92             (521)           4,947
                                                 -------------    -------------    -------------    -------------
       Total operating expenses                        126,219          122,190          429,276          415,883
                                                 -------------    -------------    -------------    -------------
     Operating income                                   16,820           12,633           48,274           35,089
 Investment income                                         139               76              390              518
 Interest expense                                       (9,559)          (9,588)         (32,026)         (31,960)
                                                 -------------    -------------    -------------    -------------
     Income before income taxes                          7,400            3,121           16,638            3,647
 Income tax expense                                      2,776            1,061            6,250            1,240
                                                 -------------    -------------    -------------    -------------
       Net income                                $       4,624    $       2,060    $      10,388    $       2,407
                                                 =============    =============    =============    =============

 Basic net income per share                      $        0.49    $        0.22    $        1.10    $        0.26
                                                 =============    =============    =============    =============

 Diluted net income per share                    $        0.48    $        0.22    $        1.08    $        0.26
                                                 =============    =============    =============    =============

 Weighted average common shares outstanding
                                                     9,480,000        9,386,000        9,476,000        9,374,000
                                                 =============    =============    =============    =============
 Weighted average common shares outstanding
     and potential common shares                     9,587,000        9,413,000        9,591,000        9,382,000
                                                 =============    =============    =============    =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                          Accumulated
                                          Common Stock         Additional   Stockholders'                       Other
                                     ----------------------       Paid-in          Notes     Retained    Comprehensive
                                         Shares      Amount       Capital     Receivable     Earnings           Income        Total
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
Balance at May 30, 1997              9,368,421    $      94   $        --   $         --   $   27,753   $         (140)  $   27,707
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
Comprehensive income:
   Net income                                --          --            --             --        3,426               --        3,426
   Cumulative translation adjustment         --          --            --             --           --               82           82
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
     Total comprehensive income              --          --            --             --        3,426               82        3,508
Issuance of common stock                105,776           1         2,009         (1,490)          --               --          520
Proceeds from collection of notes
   receivable                                --          --            --            165           --               --          165
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
     Balance at May 29, 1998          9,474,197          95         2,009         (1,325)      31,179              (58)      31,900
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
Comprehensive income:
   Net income                                --          --            --             --       10,388               --       10,388
   Cumulative translation adjustment         --          --            --             --           --              (65)         (65)
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
     Total comprehensive income              --          --            --             --       10,388              (65)      10,323
Issuance of common stock                  6,640          --           135           (110)          --               --           25
Proceeds from collection of notes
   receivable                                --          --            --            307           --               --          307
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
     Balance at March 5, 1999         9,480,837   $      95   $     2,144   $     (1,128)  $   41,567   $         (123)  $   42,555
                                     ==========   =========   ===========   ============   ==========   ==============   ==========


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                Forty Weeks Ended
                                                                        --------------------------------
                                                                        March 5, 1999      March 6, 1998
                                                                        -------------      -------------
Cash flows from operations:
   Net income                                                           $      10,388      $       2,407
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                            27,061             26,898
       Provision for doubtful accounts                                          2,413              2,932
       Amortization of deferred financing costs and other assets                2,376              2,377
       (Gain) loss on sales and disposals of property and
          equipment, net                                                         (402)                 7
       Changes in operating assets and liabilities:
          Increase in receivables                                              (8,708)            (6,801)
          Increase in prepaid expenses and supplies                            (1,066)                (9)
          (Increase) decrease in other assets                                   1,058             (1,414)
          Decrease in accounts payable, accrued expenses
            and other liabilities                                              (3,389)            (5,221)
       Other, net                                                                 (65)                53
                                                                        -------------      -------------
     Net cash provided by operating activities                                 29,666             21,229
                                                                        -------------      -------------

Cash flows from investing activities:
   Purchases of property and equipment                                        (69,427)           (59,461)
   Proceeds from sales of property and equipment                                1,324                840
   Proceeds from collection of notes receivable                                 1,175                597
                                                                        -------------      -------------
     Net cash used by investing activities                                    (66,928)           (58,024)
                                                                        -------------      -------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                          50,000             20,000
   Proceeds from issuance of common stock                                          25                520
   Proceeds from collection of stockholders' notes receivable                     307                 --
   Payments on long-term borrowings                                           (14,070)            (1,589)
   Bank overdrafts                                                             (1,004)             3,075
                                                                        -------------      -------------
     Net cash provided by financing activities                                 35,258             22,006
                                                                        -------------      -------------
   Decrease in cash and cash equivalents                                       (2,004)           (14,789)
Cash and cash equivalents at the beginning of the period                       11,820             24,150
                                                                        -------------      -------------
   Cash and cash equivalents at the end of the period                   $       9,816      $       9,361
                                                                        =============      =============
Supplemental cash flow information:
   Interest paid                                                        $      35,585      $      34,628
   Income taxes paid (refunded), net                                              834                (45)


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of early childhood care and educational services in the United States. At March 5, 1999, KinderCare operated a total of 1,151 centers, with 1,149 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries: Mini-Skools Limited; KinderCare Development Corp.; KinderCare Real Estate Corp.; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of KinderCare at March 5, 1999 and the results of operations and cash flows for each of the twelve and forty week periods ended March 5, 1999 and March 6, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Form 10-K for the fiscal year ended May 29, 1998.

Fiscal Year

     KinderCare's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. The 1999 and 1998 fiscal years are each 52 weeks long. References to fiscal 1999 and fiscal 1998 are to the fiscal years ended May 28, 1999 and May 29, 1998, respectively.

Comprehensive Income

     Effective May 30, 1998, KinderCare adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. KinderCare has disclosed comprehensive income and its components on the face of the consolidated statement of stockholders' equity and comprehensive income for all periods presented.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The new standard becomes effective for KinderCare's fiscal year end 1999 reporting and requires that comparative information from earlier years be restated to conform to the requirements of this standard. KinderCare does not believe any substantial changes to its disclosures will be made at the time SFAS No. 131 is adopted.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2001. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

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

2.   Restructuring Charges and Other Income, net

     During fiscal year 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $0.6 and $5.4 million in restructuring charges during the twelve and forty weeks ended March 6, 1998, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the twelve weeks ended March 5, 1999, the remaining relocation reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     During the twelve weeks ended March 6, 1998, KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of a claim in the United States District Court in New York.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented herein refers to the twelve weeks ended March 5, 1999 ("third quarter of fiscal 1999") and March 6, 1998 ("third quarter of fiscal 1998") and the forty weeks ended March 5, 1999 and March 6, 1998.

     Occupancy, a measure of the utilization of center capacity, is defined by KinderCare as the full-time equivalent ("FTE") attendance at all of KinderCare's centers divided by the sum of the licensed capacity of all of KinderCare's centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to 1.0 FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full-time and part-time children enrolled.

     Average tuition rate is defined by KinderCare as net revenues, exclusive of fees (primarily reservation and registration) and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a KinderCare center five full days during one week. Center occupancy mix, however, can significantly affect these averages with respect to any specific child care center.

Results of Operations

Third Quarter of Fiscal 1999 compared to Third Quarter of Fiscal 1998

     The following table shows the comparative operating results of KinderCare (dollars in thousands):

                                                                                                           Change
                                       Twelve Weeks       Percent     Twelve Weeks       Percent           Amount
                                              Ended            of            Ended            of        Increase/
                                      March 5, 1999      Revenues    March 6, 1998      Revenues        (Decrease)
                                      -------------    ----------    -------------    ----------     ------------
Revenues, net                         $     143,039         100.0%   $     134,823         100.0%    $      8,216
                                      -------------    ----------    -------------    ----------     ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                          73,122          51.1           68,308          50.7            4,814
     Field and corporate expense              5,782           4.0            5,564           4.1              218
                                      -------------    ----------    -------------    ----------     ------------
       Total salaries, wages and
         benefits                            78,904          55.1           73,872          54.8            5,032
   Depreciation                               8,886           6.2            7,730           5.7            1,156
   Rent                                       7,147           5.0            7,060           5.2               87
   Other                                     31,852          22.3           33,436          24.8           (1,584)
   Restructuring charges and other
     income, net                               (570)         (0.4)              92           0.1             (662)
                                      -------------    ----------    -------------    ----------     ------------
     Total operating expenses               126,219          88.2          122,190          90.6            4,029
                                      -------------    ----------    -------------    ----------     ------------
       Operating income               $      16,820          11.8%   $      12,633           9.4%    $      4,187
                                      =============    ==========    =============    ==========     ============

     Revenues, net - Net revenues increased $8.2 million, or 6.1%, to $143.0 million in the third quarter of fiscal 1999 from the comparable quarter last year. The increase in net revenues is primarily attributable to a Company-wide tuition increase implemented in the first and second quarters of fiscal 1999. The average tuition rate increased $6.44, or 6.0%, to $114.50 for the third quarter of fiscal 1999 from $108.06 for the third quarter of fiscal 1998. KinderCare continually evaluates its tuition structure and may implement further changes during the fiscal year at targeted local levels. Occupancy declined 0.6 percentage points to 67.6% for the third quarter of fiscal 1999 from 68.2% for the third quarter of fiscal 1998. The decline is primarily a result of the increased rate of opening new centers. New centers tend to open with lower than average enrollment and will grow enrollment over a two to three year maturity cycle. During the third quarter of fiscal 1999, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $5.4 million over the comparable quarter last year. The increase in net revenues was offset in part by an incremental reduction of $2.1 million due to the closure of certain centers.

     During the third quarter of fiscal 1999, KinderCare opened nine community centers and closed or sold seven centers. During the third quarter of fiscal 1998, KinderCare opened three community centers and closed six centers. Total licensed capacity was approximately 145,000 and 142,000 at the end of the third quarter of fiscal 1999 and 1998, respectively.

     Salaries, wages and benefits - Salaries, wages and benefits, which include bonus incentives, increased $5.0 million, or 6.8%, to $78.9 million in the third quarter of fiscal 1999 from the comparable quarter last year. The expense directly associated with the centers was $73.1 million in the third quarter of fiscal 1999, an increase of $4.8 million from the third quarter of fiscal 1998. The center level increase is primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration was $5.8 million in the third quarter of fiscal 1999, an increase of $0.2 million from the third quarter of fiscal 1998. Higher salary expense related to field management has been incurred as a result of the addition of certain field management positions during fiscal 1998 and 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 51.1% for the third quarter of fiscal 1999 from 50.7% for the comparable quarter last year, due to the higher wage rates discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.1% for the third quarter of fiscal 1999 from 54.8% for the comparable quarter last year.

     Depreciation - Depreciation expense increased $1.2 million to $8.9 million in the third quarter of fiscal 1999 from the comparable quarter last year. The increase is a result of the accelerated development of new centers. Subsequent to the third quarter of fiscal 1998, 35 centers were opened, 31 of which were owned by KinderCare. Of the 29 centers closed subsequent to the third quarter of fiscal 1998, 28 were leased and, therefore, had a relatively low depreciable asset base.

     Rent - Rent expense increased $0.1 million to $7.1 million in the third quarter of fiscal 1999 from the comparable quarter last year. The rental rates experienced on center leases entered into currently and renewed center leases are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses decreased $1.6 million, or 4.7%, to $31.9 million in the third quarter of fiscal 1999 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities and transportation, and expenses related to field management and corporate administration. The decrease is due primarily to reduced expense related to insurance and marketing, offset by increased center pre-opening costs. As a percentage of net revenues, other operating expenses decreased to 22.3% for the third quarter of fiscal 1999 from 24.8% for the comparable quarter last year. The improvement in other operating expenses, as a percentage of net revenues, is due to effective overall cost control by management.

     Restructuring charges and other income, net - During fiscal year 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $0.6 million in restructuring charges during the third quarter of fiscal 1998. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining relocation reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     During the third quarter of fiscal 1998, KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of a claim in the United States District Court in New York.

     Operating income - Operating income increased $4.2 million to $16.8 million in the third quarter of fiscal 1999 from the comparable quarter last year. The increase is due primarily to the higher average tuition rate, resulting in increased net revenues, and the effective control of operating expenses, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the third quarter of fiscal 1999 was $25.8 million, $5.4 million above the comparable quarter last year. As a percentage of net revenues, EBITDA for the third quarter of fiscal 1999 was 18.1% compared to 15.2% for the third quarter of fiscal 1998. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and other income, net and investment income was $25.1 million in the third quarter of fiscal 1999, an increase of $4.7 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA was 17.6% for the third quarter of fiscal 1999 and 15.2% for the third quarter of fiscal 1998. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $9.6 million in both the third quarter of fiscal 1999 and 1998. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.6% for the third quarter of fiscal 1999 versus 10.1% for the third quarter of fiscal 1998.

     Income tax expense - Income tax expense during the third quarter of fiscal 1999 and 1998 of $2.8 and $1.1 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes, offset by tax credits.

Forty Weeks Ended March 5, 1999 compared to Forty Weeks Ended March 6, 1998

     The following table shows the comparative operating results of KinderCare (dollars in thousands):

                                                                                                           Change
                                        Forty Weeks       Percent      Forty Weeks       Percent           Amount
                                              Ended            of            Ended            of        Increase/
                                      March 5, 1999      Revenues    March 6, 1998      Revenues        (Decrease)
                                      -------------    ----------    -------------    ----------     ------------
Revenues, net                         $     477,550         100.0%   $     450,972         100.0%    $     26,578
                                      -------------    ----------    -------------    ----------     ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                         245,122          51.3          230,274          51.1           14,848
     Field and corporate expense             18,618           3.9           17,364           3.8            1,254
                                      -------------    ----------    -------------    ----------     ------------
       Total salaries, wages and
         benefits                           263,740          55.2          247,638          54.9           16,102
   Depreciation                              27,061           5.7           26,898           5.9              163
   Rent                                      22,629           4.7           21,099           4.7            1,530
   Other                                    116,367          24.4          115,301          25.6            1,066
   Restructuring charges and other
     income, net                               (521)         (0.1)           4,947           1.1           (5,468)
                                      -------------    ----------    -------------    ----------     ------------
     Total operating expenses               429,276          89.9          415,883          92.2           13,393
                                      -------------    ----------    -------------    ----------     ------------
       Operating income               $      48,274          10.1%   $      35,089           7.8%    $     13,185
                                      =============    ==========    =============    ==========     ============

     Revenues, net - Net revenues increased $26.6 million, or 5.9%, to $477.6 million in the forty weeks ended March 5, 1999 from the comparable period last year. The increase in net revenues is primarily attributable to a Company-wide tuition increase implemented in the first and second quarters of fiscal 1999. The average tuition rate increased $6.58, or 6.2%, to $112.78 for the forty weeks ended March 5, 1999 from $106.20 for the forty weeks ended March 6, 1998. KinderCare continually evaluates its tuition structure and may implement further changes during the fiscal year at targeted local levels. Occupancy declined 0.5 percentage points to 68.8% for the forty weeks ended March 5, 1999 from 69.3% for the forty weeks ended March 6, 1998. The decline is primarily a result of the increased rate of opening new centers. New centers tend to open with lower than average enrollment and will grow enrollment over a two to three year maturity cycle. Existing center enrollment has been relatively flat, as FTE attendance has been adversely affected in some markets by public school provision of preschool and full day kindergarten for some children. During the forty weeks ended March 5, 1999, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $14.7 million over the comparable period last year. The increase in net revenues was offset in part by an incremental reduction of $5.9 million due to the closure of certain centers.

     During the forty weeks ended March 5, 1999, KinderCare opened 26 centers, 25 community centers and one KinderCare At Work(R) center, and closed or sold 22 centers. During the forty weeks ended March 6, 1998, KinderCare opened 11 community centers and closed 10 centers.

     Salaries, wages and benefits - Salaries, wages and benefits, which include bonus incentives, increased $16.1 million, or 6.5%, to $263.7 million in the forty weeks ended March 5, 1999 from the comparable period last year. The expense directly associated with the centers was $245.1 million in the forty weeks ended March 5, 1999, an increase of $14.8 million from the forty weeks ended March 6, 1998. The center level increase is primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration was $18.6 million in the forty weeks ended March 5, 1999, an increase of $1.3 million from the forty weeks ended March 6, 1998. The increase is attributable to the addition of certain field management positions during fiscal 1998 and 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased slightly to 51.3% for the forty weeks ended March 5, 1999 from 51.1% for the comparable period last year due to higher wage rates discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.2% for the forty weeks ended March 5, 1999 from 54.9% for the comparable period last year.

     Depreciation - Depreciation expense increased $0.2 million to $27.1 million in the forty weeks ended March 5, 1999 from the comparable period last year. The increase is a result of the accelerated development of new centers. The increase in depreciation expense was offset, during fiscal 1999, in part by $1.3 million in reduced expenditures for the replacement of educational supplies and equipment as a result of a capital program during fiscal 1998 to upgrade the quantity and quality of such items in each center.

     Rent - Rent expense increased $1.5 million to $22.6 million in the forty weeks ended March 5, 1999 from the comparable period last year. The increase is primarily a result of KinderCare's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. In addition, the rental rates experienced on center leases entered into currently and renewed center leases are higher than those experienced in previous periods.

     Other operating expenses - Other operating expenses increased $1.1 million, or 0.9%, to $116.4 million in the forty weeks ended March 5, 1999 from the comparable period last year. The increase is due primarily to increased center pre-opening costs and taxes and licenses, offset by reduced expenses related to insurance. As a percentage of net revenues, other operating expenses decreased to 24.4% for the forty weeks ended March 5, 1999 from 25.6% for the comparable period last year. The improvement in other operating expenses, as a percentage of net revenues, is due to effective overall cost control by management.

     Restructuring charges and other income, net - During fiscal year 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $5.4 million in restructuring charges during the forty weeks ended March 6, 1998. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining relocation reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     During the third quarter of fiscal 1998, KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorney's fees, as settlement of a claim in the United States District Court in New York.

     Operating income - Operating income increased $13.2 million to $48.3 million in the forty weeks ended March 5, 1999 from the comparable period last year. The increase is due primarily to the higher average tuition rate, resulting in increased net revenues, the effective control of operating expenses and the absence of significant restructuring charges during the forty weeks ended March 5, 1999, offset in part by certain increased labor costs, as discussed above.

     EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, for the forty weeks ended March 5, 1999 was $75.7 million, $13.2 million above the comparable period last year. As a percentage of net revenues, EBITDA for the forty weeks ended March 5, 1999 was 15.9% compared to 13.9% for the forty weeks ended March 6, 1998. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and other income, net and investment income was $74.8 million in the forty weeks ended March 5, 1999, an increase of $7.9 million from the comparable period last year. As a percentage of net revenues, Adjusted EBITDA was 15.7% for the forty weeks ended March 5, 1999 and 14.8% for the forty weeks ended March 6, 1998. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $32.0 million in both the forty weeks ended March 5, 1999 and March 6, 1998. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.9% for the forty weeks ended March 5, 1999 versus 10.3% for the forty weeks ended March 6, 1998.

     Income tax expense - Income tax expense during the forty weeks ended March 5, 1999 and March 6, 1998 of $6.3 and $1.2 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes, offset by tax credits.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under the $300.0 million revolving credit facility. At March 5, 1999, KinderCare was committed on outstanding letters of credit totaling $42.2 million and had outstanding draws of $48.0 million under the revolving credit facility. KinderCare's principal uses of liquidity are meeting debt service requirements, financing KinderCare's capital expenditures and renovations and providing working capital.

     KinderCare's consolidated net cash provided by operating activities for the forty weeks ended March 5, 1999 was $29.7 million, which represents a $8.4 million increase in net cash flow from operations from the comparable period last year. The increase in net cash flow from operations is primarily a result of an $8.0 million increase in net income, the components of which are discussed above. Cash and cash equivalents totaled $9.8 million at March 5, 1999 compared to $11.8 million at May 29, 1998.

     New enrollments are generally highest in October and February, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period. The decreased attendance in the summer months and during the calendar year-end holiday period may result in decreased liquidity during these periods.

Capital Expenditures

     KinderCare anticipates substantial increases in its capital expenditures budget for the foreseeable future. During fiscal 1999, KinderCare expects to open approximately 40 new centers. During the forty weeks ended March 5, 1999 and March 6, 1998, KinderCare opened 26 and 11 centers, respectively. Over the next three years, KinderCare expects to increase its rate of opening and/or acquiring new centers to approximately 50 new centers per year in the aggregate, which KinderCare expects will be primarily community centers, and to continue its practice of closing centers that are identified as not meeting performance expectations.

     The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.5 million to $2.0 million depending on the size and location of the center; however, the actual costs of a particular center may vary from such range. New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. No assurance can be given by KinderCare that it will be able to successfully negotiate and acquire properties, meet its targets for new center additions or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled, or construction is delayed for a variety of reasons, many outside the control of KinderCare.

     KinderCare also plans to make significant capital expenditures in connection with a renovation program that is designed to bring all of the existing facilities to a uniform standard for physical plant and equipment.

     Capital expenditures, during the forty weeks ended March 5, 1999 totaled approximately $69.4 million compared to $59.5 million in the comparable period last year. Expenditures for new center development were $42.0 and $23.8 million and renovations on existing facilities were $16.4 and $17.3 million during the forty weeks ended March 5, 1999 and March 6, 1998, respectively. Purchases of equipment and corporate information systems were $8.3 and $2.7 million, respectively, during the forty weeks ended March 5, 1999, and $16.3 and $2.1 million, respectively, during the forty weeks ended March 6, 1998.

     Capital expenditure limits under the credit facilities for fiscal 1999 are $155.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to certain exceptions. Also, KinderCare is permitted a degree of flexibility under the provisions of the indenture under which the senior subordinated notes were issued and the credit facilities with respect to the incurrence of additional indebtedness, including through certain mortgages or sale-leaseback transactions.

     Management believes that cash flow generated from operations and borrowings under the revolving credit facility will adequately provide for its working capital and debt service needs and will be sufficient to fund KinderCare's expected capital expenditures for the foreseeable future. Although no assurance can be given that such sources will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If KinderCare experiences a lack of working capital, it may reduce its capital expenditures. In the long term, if these expenditures were substantially reduced, in management's opinion, its operations and its cash flow would be adversely impacted.

Governmental Laws and Regulations

     In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15 passenger vans for this use and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by KinderCare in the future for use in transporting children between schools and KinderCare's centers. KinderCare anticipates that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase the cost to KinderCare of transporting children, because school buses are more expensive to purchase and maintain and may require drivers who have commercial licenses.

Wage Increases

     Salaries, wages and benefits represented approximately 55.2% of net revenues for the forty weeks ended March 5, 1999. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by the minimum wage rate or other market adjustments. However, there can be no assurance that KinderCare will be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

Year 2000

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations. KinderCare does not use information technology in delivery of its services, but it uses such technology extensively for financial reporting systems, payroll, purchasing and other important support functions.

     KinderCare has completed an inventory of all hardware, software applications and data flow exchanges to, or from, third parties and has identified and assigned test priorities for systems that are critical to KinderCare's operations. KinderCare has completed testing of approximately 30% of its critical systems, has determined that there are no material Year 2000 weaknesses in those systems and has remediated any minor weaknesses identified. KinderCare expects to complete testing of all remaining critical systems and remediation of any identified weaknesses by July 1999.

     KinderCare's current payroll system, provided by an outside vendor, is not Year 2000 compliant. Based primarily on other business considerations, KinderCare has purchased a new Human Resource/Payroll software package from a different vendor. The vendor has represented that the software is Year 2000 compliant and KinderCare plans to test the software for compliance during software implementation. KinderCare expects to complete implementation and testing of the new system's essential features by July 1, 1999. KinderCare anticipates the total cost of purchasing and implementing the Human Resource/Payroll system, most of which will be incurred in fiscal year 1999, to be approximately $2 million and that these costs will be expensed as incurred or will be amortized over five years in accordance with generally accepted accounting principles.

     KinderCare has sent Year 2000 compliance questionnaires to third party vendors, utility companies and government agencies administering subsidized tuition programs. KinderCare has also requested compliance certificates from any vendors identified as critical. Based on a preliminary assessment of responses received, KinderCare's critical vendors are representing that they will achieve Year 2000 compliance. KinderCare will continue to monitor the compliance statements of these vendors and will develop test and/or contingency plans as deemed necessary.

     KinderCare is having limited success in obtaining Year 2000 certifications from government agencies administering subsidized tuition programs. However, KinderCare's preliminary assessment of the Year 2000 risks is that, although payments from those agencies may be delayed, payments ultimately will be made. Management believes that Year 2000 failures among these agencies would not have a material adverse effect on KinderCare's business and operations.

     KinderCare is developing a contingency plan to address the foregoing, which is expected to be complete by June 1999. KinderCare will continue to monitor its Year 2000 risks and will make modifications to its contingency plan as appropriate.

     KinderCare has not incurred significant incremental costs specifically in connection with its Year 2000 project and all upgrades and system replacements made in connection with its Year 2000 project were part of previously planned software and hardware upgrades. In order to achieve Year 2000 compliance, KinderCare has needed and expects that it will continue to need, only existing employees who otherwise have been assigned to planned upgrades of KinderCare's software and hardware. Although KinderCare has engaged a Year 2000 consultant to validate its testing methodology and to conduct a readiness review, the costs are expected to be immaterial.

     Notwithstanding KinderCare's progress to date, there are several ways in which its systems could still be affected by the Year 2000 problem. First, the software code KinderCare uses in its information systems may not in fact be Year 2000 compliant in all instances. Second, KinderCare may be unable to complete the remaining upgrades to its information technology systems by the year 2000. Third, even if KinderCare completes the system upgrades by the year 2000, it may be unable to fully test and monitor the upgrades, making it difficult for KinderCare to identify and remedy any problems that might exist. Fourth, KinderCare's vendors, governmental agencies and other third parties with which KinderCare does business may be unable to achieve Year 2000 compliance in time.

     KinderCare is still collecting information necessary to evaluate its most reasonably likely worst-case Year 2000 scenario. However, management currently believes that the most reasonably likely worst-case scenario resulting from KinderCare's inability, or the inability of KinderCare vendors or government agencies to become Year 2000 compliant, includes the following adverse effects:

o Vendor Problems. KinderCare may be unable to receive materials and supplies due to Year 2000-related failures on the part of its suppliers causing KinderCare to be unable to meet its scheduled new center openings. In addition, suppliers of food and other products necessary to operate existing centers could be affected. Although KinderCare believes that it could obtain these supplies from alternate sources, that would likely result in increased costs.

o Payment Delays. As discussed above, payments from governmental agencies administering tuition programs could be delayed, requiring KinderCare to fund cash flow requirements through additional borrowings.

     KinderCare's assessment of its Year 2000 compliance is based on numerous assumptions about future events, including third party modification plans and other factors. However, there can be no guarantee that this assessment is correct and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Forward Looking Statements

     When used in this report, press releases and elsewhere by management or KinderCare from time to time, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts.

     The forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of KinderCare, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in KinderCare's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the impact of Year 2000 compliance by KinderCare or those entities with which KinderCare does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. KinderCare undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                     PART II


Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibit:

               10(a) - Restated KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan Effective January 1, 1999

               10(b) -  Form of Executive Split Dollar Life Insurance Agreement

               27    -  Financial Data Schedule

         (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       KINDERCARE LEARNING CENTERS, INC.
                                                 (Registrant)


Date:  April 6, 1999                         /s/ DAVID J. JOHNSON
                                       ----------------------------------

                                               David J. Johnson
                                       Chairman of the Board of Directors
                                          and Chief Executive Officer


Date:  April 6, 1999                          /s/ DAN R. JACKSON
                                       ----------------------------------
                                                 Dan R. Jackson
                                       Vice President, Financial Control
                                       and Planning (Principal Financial
                                            and Accounting Officer)