Form 10-K405
period 1999-05-28
KINDERCARE LEARNING CENTERS INC /DE
filed 1999-08-26
CIK 832812

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

                     For the fiscal year ended May 28, 1999
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17098

                        KINDERCARE LEARNING CENTERS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 63-0941966
           (State or other                          (I.R.S. Employer
     jurisdiction of incorporation)                Identification No.)
                       650 NE Holladay Street, Suite 1400
                               Portland, OR 97232
                    (Address of principal executive offices)

                                 (503) 872-1300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation, without conceding that all executive officers and directors are "affiliates") at August 20, 1999 was $14,458,092.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 20, 1999 was 9,474,197.

================================================================================

                                     PART I

                                ITEM 1. BUSINESS

Forward Looking Statements

     When used in this report, press releases and elsewhere by KinderCare Learning Centers, Inc. ("KinderCare") or management from time to time, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts.

     These forward-looking statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of KinderCare, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in KinderCare's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the impact of Year 2000 compliance by KinderCare or those entities with which KinderCare does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

General

     KinderCare, founded in 1969, is the leading for-profit provider of early childhood care and education services in the United States in terms of number of centers, number of children we serve and net revenue. We provide center-based early childhood care and education services five days a week throughout the year to children between the ages of six weeks and twelve years. At August 20, 1999, we operated a total of 1,142 child care centers and served approximately 119,000 children and their families. Of the 1,142 centers, 1,140 are located in 39 states in the United States and two centers are located in the United Kingdom. KinderCare's total center licensed capacity at August 20, 1999 was approximately 145,000.

     We operate two primary types of child care and early education centers:
KinderCare community centers and KinderCare At Work(R) centers. KinderCare community centers, which comprise the vast majority of our centers, typically provide center-based early childhood care and education services to children between the ages of six weeks and 12 years. At our KinderCare At Work(R) centers, we partner with employers to meet their individual needs for on-site/near-site child care for their employees. At August 20, 1999, we operated 40 on-site/near-site centers for 35 different employers.

     The Company's centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m., although hours vary by location. Children are usually enrolled on a weekly basis for either full- or half-day sessions and are accepted, where capacity permits, on an hourly basis. The Company's tuition rates vary for children of different ages and by location.

     The principal executive offices of the Company are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232 and its telephone number is
(503) 872-1300.

Initiatives Since the Recapitalization

     In February 1997, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") became owners of 83.6% of our outstanding common stock in a recapitalization transaction. At August 20, 1999, the KKR affiliates owned 82.6% of the outstanding common stock of KinderCare. Since the recapitalization, we have effected a number of changes designed to improve the quality of our operations, including the following:

     New management team. We added several new officers, increasing the depth and professionalism of our senior management team. We relocated our headquarters to Portland, Oregon, substantially rebuilt our corporate staff with experienced professionals and redesigned many management processes.

     Increased investment in our people. We took steps to strengthen our field operations by adding back field management positions that had been eliminated in prior years, including adding 27 area manager positions to bring our total to 77, and 12 regional support positions during fiscal years 1998 and 1999. These measures have increased the support and control of our field operations, as well as the quality and professionalism of our field employees.

     Accelerated new center development and improved new center economics. We developed a new center prototype that reflects a larger and more physically appealing design than prior prototypes. We added 20 of our new prototype centers in fiscal year 1998 and 39 more during fiscal year 1999.

     Quality initiatives, including accreditation of our centers. We have pursued a variety of initiatives including the promotion of operating standards at our centers and the enhancement of training for staff and management personnel. Although not mandated by any regulatory authority, we are also pursuing accreditation of our centers by the National Association for the Education of Young Children ("NAEYC"), a national organization that has established comprehensive criteria for providing quality early childhood care and education.

     Management focus on center-level performance. Our new management team has increased the focus of both corporate and field staff on center-level management of all aspects of our operations. We linked incentives to center-level results, involved center directors in budgeting and held them accountable for center-level operating results.

     Upgraded base of existing centers. We have invested, and will continue to invest, in a renovation program that is designed to bring all of our centers to a company standard for physical plant and equipment and to enhance the curb appeal of these centers. In addition, we conduct regular strategic reviews of our centers to assess their profitability and potential. Centers are closed when our review process indicates that they are not meeting performance expectations.

     Improved site selection and new center development process. We have refined and expanded our new center site selection and development process to more effectively target not only attractive markets, but also specific locations within those markets to optimize retail appeal.

Business Strategy

     We intend to capitalize on the initiatives that have taken place since the recapitalization to pursue a business strategy containing the following key elements:

     Continue Accelerated Opening of Centers With Improved Economics. We plan to expand by continuing our accelerated opening of new community centers in locations where we believe the market for early childhood care and education services will support higher tuition rates than our current average rates. We plan to add approximately 45 to 50 new centers in fiscal year 2000. We believe there are opportunities to continue to locate centers in many attractive markets across the United States. To assist us in implementing this accelerated center opening schedule, we have hired a Senior Director of New Centers, who has primary responsibility for transitioning our centers from the construction stage to full operation. KinderCare has opened two community centers from the end of fiscal year 1999 to August 20, 1999.

     Expand Employer-Sponsored Child Care Services. Due to the changing demographics of today's workforce and the prevalence of dual career families, a growing number of employers are providing on-site/near-site child care to attract and retain employees. We consider this to be one of the fastest growing segments of our industry and a significant opportunity for KinderCare. We intend to pursue growth in this area of our business through expanded relationships with our existing customers, as well as expansion of our customer base through internal growth, selective acquisitions and strategic alliances.

     Pursue Strategic Relationships and Acquisitions. We plan to pursue opportunities for strategic investments in, joint ventures with or acquisitions of companies in our industry that offer products and services that complement our business strategy. We believe that these alliances will assist us in implementing our strategy to become a more broad-based education company.

     We intend to pursue opportunities in the following areas:

     o Regional or Local Child Care Chains. We seek to acquire existing child care centers where demographics, quality of facilities, operating standards and programs complement our business strategy.

     o Employer-Sponsored Child Care. We see an opportunity not only to grow our existing KinderCare at Work(R) operations internally, but to expand in this area through acquisitions.

     o Educational Content. We believe there is opportunity to selectively acquire or partner with companies offering educational products and services that could be delivered to KinderCare's customers to enhance the value of our services.

     o Products and Services to the Kindergarten through 12th Grade Market. KinderCare believes it has core strengths and a well-developed corporate infrastructure that position it well for expansion into this market. These competencies make us an attractive partner for smaller companies with products or services designed to serve the kindergarten through 12th grade market.

     o Private Schools. We believe that there is an opportunity to establish a system of for-profit kindergarten through 12th grade private schools to serve the growing number of parents who are dissatisfied with current public school systems.

     o Charter Schools. Charter schools have arisen as a publicly-funded alternative to public schools in those states that have passed enabling legislation. We see an opportunity to acquire or replicate a successful charter school education and business model in those states with sufficient per-student funding to support quality programs and services.

     Increase Existing Center Revenue and Customer Retention. KinderCare plans to increase center occupancy by (a) implementing targeted marketing programs to further enhance brand image and awareness, (b) enhancing the recruiting, retention and training of staff, (c) improving customer retention and loyalty, and (d) implementing center-specific tuition pricing. Our marketing activities are currently designed to increase new enrollments primarily through local marketing efforts, including direct mail solicitation, telephone directory yellow pages and customer referrals. These methods communicate to parents KinderCare's commitment to quality preschool education and child care by emphasizing our nurturing environment, educational programs, quality staff and excellent facilities and equipment.

     Because a high quality teaching and administrative staff is a key factor in maintaining and increasing center occupancy, KinderCare emphasizes recruiting and retaining qualified center personnel. KinderCare's recruiting process seeks to identify high quality candidates for its teaching, center director and area manager positions. Additionally, we reward center directors and area managers through a bonus program which is primarily based on center operating profit performance.

     KinderCare also strives to increase occupancy by improving customer retention and loyalty. We initiate parent orientation meetings at centers during the fall enrollment season, organize parent involvement programs and conduct ongoing market research on customer satisfaction.

     Capitalize on Strong Brand Identity and Reputation. Our high quality early childhood care and education services, developed over 30 years, have enabled us to develop a strong brand identity and reputation in the child care segment of our industry, where personal trust and parent referrals play an important role in attracting new customers. This brand recognition enhances our new center marketing efforts and encourages potential customers to try our centers. Throughout all of our communications, including informational brochures, parent handbooks, advertising and marketing materials, we reinforce our image as the market leader with a caring, well-trained staff and the resources necessary to provide high quality early childhood care and education services.

     Our large, nationwide customer base gives us the ability to spread the costs of programs and services over a large number of centers, as well as giving us a valuable distribution network for new products and services. We also believe our strong market position enhances our opportunities to capitalize on consolidation of the highly fragmented child care segment of the education industry, which will enable us to acquire small regional operators that meet our standards for quality and growth potential. Our market position also makes us an attractive strategic partner for companies with compatible products and services.

     Further Enhance Our Educational Programs. We have developed high quality proprietary curricula that incorporate age-specific learning programs based on the latest educational research. We periodically revise our educational programs to take advantage of the latest developments in early childhood education. All of our educational programs are designed to respond to the needs of children and parents we serve and to prepare children for success in school and in life. We provide curriculum-specific training for our staff to ensure effective delivery of our programs. See "Educational Programs."

     Improve Our Operational Efficiencies. KinderCare plans to further improve operating performance through continued evaluation of processes and systems and by spreading relatively fixed corporate and centralized support costs over a larger center base. We plan to continue our focus on center-level economics, which makes each center director accountable for center expenditures. We believe this focus will continue to have a positive effect on cost control at our centers.

     We also plan to improve our operating efficiencies by continually reviewing the effectiveness and coverage of our support services and by providing management with more timely information through our nationwide communications network and our automated information systems. We are in the process of implementing additional upgrades to our information systems, which will enable us to obtain better and more timely information on such items as net revenues, expenses, enrollments, attendance, payroll and staff hours. We continue to assess new ways in which we can effectively use the internet and company-wide intranet applications, providing improved communications among the corporate office and our centers and better access to corporate information.

     Increase Number of Accredited Centers. We will continue to pursue NAEYC accreditation as we seek to improve the quality of our centers, which we believe will further enhance our brand and help us grow in the future. We believe that the accreditation process strengthens our centers by motivating the teaching staff and enhancing their understanding of developmentally-appropriate early childhood practices. At August 20, 1999, we had 127 accredited centers and approximately 400 centers in various stages of the accreditation process. We expect the recent hiring of four regional accreditation coordinators to increase our rate of center accreditation.

Educational Programs

     We have developed a complete array of educational programs, including five separate proprietary age-appropriate curricula, under the direction of our education department. KinderCare's educational programs recognize the recent emphasis by experts on brain growth during the first years of a child's life, the importance of adult-child interactions and environmental stimulation and brain compatible learning, which focuses on teaching children in a way that is compatible with how the brain is believed to develop during various stages of a child's development. With this recognition of the importance of early childhood education, KinderCare has positioned itself as "Your Child's First Classroom(TM)". Educational programs are revised on a rotating basis to take advantage of the latest research in early childhood learning, and, when appropriate, qualified consultants are retained to assist in the revision process.

     Our curricula and other educational programs are designed to respond to the needs of the children and parents we serve, and to prepare children for success in school and in life. Our curricula provide for advancement of the whole child, promoting physical, emotional, intellectual and social development.

     Training. We provide curriculum-specific training for our teachers and caregivers to assist them in effectively delivering our programs. Each curriculum is designed to provide teachers with the necessary autonomy to enhance the programs based on the resources and needs of the local community. We emphasize selection of staff who are responsive to children and each teacher is given the opportunity, training and resources to plan active and creative programs. Opportunity for professional growth is available through a systematic training progression. This process involves company-wide training programs, such as the Certification of Excellence Program, which is a professional development program we have established. We also make available more advanced training opportunities for our teachers and caregivers, including tuition reimbursement for employment-related college courses or course work in connection with obtaining a Child Development Associate credential.

     Infant and Toddler Curriculum. Our program for infants and toddlers, Welcome to Learning(R), is an award winning, brain compatible curriculum designed for children six weeks to 36 months. The program is in two distinct parts, targeted first to infants and then to toddlers. The curriculum encourages children to learn with age- and stage-appropriate learning environments and activities.

     Preschool Curricula. We have two preschool programs designed for children ages three to five years. My Window On The World(R) encourages inquisitive children to discover questions and formulate answers using the world of nature. We use Your Big Backyard, the National Wildlife Federation's magazine for preschoolers, as a resource for this program. Our Once Upon A Time ...(R) preschool program is based on children's literature, both classic and modern. These preschool programs emphasize pre-reading skills, basic math concepts, developing social skills and problem solving. We are enhancing our preschool programs with additional reading readiness materials, including Kinderletters(R), a phonics-based program created by The Rigby Company, a publisher of literacy and reading materials, to respond to parents' desires for a greater emphasis on phonics. We believe that school readiness is becoming increasingly important in customers' selection of a preschool program.

     Kindergarten Curriculum. For five year olds, we offer the Kindergarten at
KinderCare: Journey to Discovery(R) program. In this thematic program, which incorporates resources developed by the nationally recognized company, Development Learning Materials, a division of Science Research Associates, Inc., children learn through play, hands-on exploration and activities and experiences that are real-world and sensory in nature. This curriculum emphasizes reading development, beginning math concepts and those skills necessary to give children the confidence to succeed in school. KinderCare offers a kindergarten program in approximately two-thirds of its centers that meets state requirements for instructional curriculum prior to first grade.

     School-aged Curriculum. KinderCare's KC Imagination Highway(R) program is a project approach based curriculum, designed to meet the needs of school-aged children. The program includes a number of stimulating and challenging activities and projects, ranging from loud and active to quiet, thoughtful and social, and culminates with an event or finale for parents. Parents are increasingly looking for content-rich after-school experiences that keep school-aged children interested and involved. We believe our school-aged curricula provide these experiences.

Employer-Sponsored Child Care Services

     Through KinderCare At Work(R) we can offer a more flexible format for our services by individually evaluating the needs of each employer to find the appropriate format to fit the employer's needs for on-site/near-site employee child care. Our current relationships with employers include centers owned or leased by KinderCare and various forms of management contracts. KinderCare At Work(R) can also assist organizations in one or more aspects of implementing a child care related benefit, including needs assessments, financial analysis, architectural design and development plans.

     At August 20, 1999, KinderCare operated 40 on-site/near-site employer-sponsored child centers for 35 different employers, including Fred Meyer, Inc., Lego Systems, Inc., The Walt Disney Company, Inc. and several other businesses, universities and hospitals. Of the 40 on-site/near-site centers, 37 were KinderCare owned or leased and three were operated by KinderCare under management fee contracts. The management contracts for KinderCare At Work(R) centers generally provide for a three to five year initial period with renewal options ranging from two to five years. Our compensation under these existing agreements is generally based on a fixed fee with annual escalation.

Marketing, Advertising and Promotions

     We conduct our marketing efforts through various promotional activities and customer retention and customer referral programs. In addition, our marketing efforts include targeted direct mail, yellow pages advertising and have also included magazine and radio advertisements. We continually evaluate the effectiveness of our marketing efforts and attempt to use the most cost-effective means of advertising. Since the recapitalization, we have improved our ability to gain information about our current and potential customers to better target our direct marketing efforts and have focused more attention on marketing to our existing customers in an effort to increase retention of those customers. We have also improved the content of our marketing materials by more prominently highlighting our high quality curricula. Our consumer magazine advertising campaign for fiscal year 1999 won the 1998 Award of Excellence from Communication Arts Advertising Annual.

     Since the recapitalization, we have also focused on the marketing opportunities that are a natural outgrowth of our other improved business practices, such as (1) choosing sites that are convenient for customers to encourage drive-by identification, (2) renovating our existing centers to enhance their curb appeal and (3) upgrading the signage at our centers to a uniform standard to enhance customer recognition of our centers.

     Our center pre-opening marketing efforts include direct mail and newspaper support, as well as local public relations support. Every new center hosts an open house and provides center tours where parents and children have opportunities to talk with staff, visit classrooms and play with educational toys and computers. Currently, potential customers can call toll free or access the Company's internet website (http://www.kindercare.com) to locate their nearest KinderCare center or obtain information. The information on our website is not incorporated by reference in this document.

     During fiscal years 1998 and 1999, we introduced a new video training program designed to enhance the marketing capabilities of our center directors and assistant directors. This training program emphasizes telephone skills and how to give a center tour. Other aspects of the local marketing programs offered by each KinderCare center include periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. KinderCare also sponsors a referral program under which parents receive tuition credits for every new customer referral that leads to a new enrollment.

     Our center directors and area managers also are encouraged to market to parents via local speaking engagements and interaction with local regulatory agencies that may then refer potential customers to KinderCare. We hold parent orientation meetings in the fall at which center directors and staff explain our educational programs as well as policies and procedures. We also periodically hold "meet the teachers" events and have established programs to involve parents in center activities and events. These events offer us an opportunity to build an awareness of the center in the local community.

Tuition

     We determine tuition charges based upon a number of factors including the age of the child, full- or part-time attendance, location and competition. Tuition is generally collected on a weekly basis in advance, and tuition rates are generally adjusted company-wide each year in the fall. However, we may adjust individual center rates at any time based on competitive position, occupancy levels and consumer demand. Our focus on center-level economics has enabled us to better implement market specific increases in rates without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. KinderCare's weighted average tuition rate on a weekly basis was $113.45 for the fiscal year ended May 28, 1999, $106.81 for the fiscal year ended May 29, 1998 and $101.93 for the fiscal year ended May 30, 1997.

Seasonality

     New enrollments are generally highest in September and January. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holiday periods.

Site Selection for New Centers

     KinderCare seeks to identify attractive new sites for its centers in large, metropolitan markets and smaller, growth markets that meet our operating and financial goals and where we believe the market for our services will support higher tuition rates than our current average rates. Our real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development. These studies include analysis of existing center areas, land prices, development costs, competitors, tuition pricing and demographic data such as population, age, household income, employment levels and growth opportunities for that market. In addition, we review state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing and probability of receiving the necessary approvals to construct and operate a new center.

     Our site selection targets reflect the desire of our customers for convenience and more appealing locations and take advantage of the opportunities generated by drive-by customers. We make specific site location decisions for new centers based upon a detailed site analysis that includes feasibility and demographic studies, as well as comprehensive financial modeling. Within a prospective area, we often analyze several alternative sites. Each potential site is evaluated against our standards for location, convenience, visibility, traffic patterns, size, layout, affordability and functionality, as well as potential competition.

     The real estate and development staff have worked closely with operations, purchasing, human resources and marketing personnel to streamline the new center opening process, resulting in the more efficient transition of new centers from the construction phase to field operation. Our goal is to open new centers with the highest achievable occupancy and profitability levels.

KinderCare's Real Estate Asset Management Program

     At August 20, 1999, KinderCare owned 756, or 66%, of its 1,142 centers, with land and buildings having a net book value of $562.1 million. We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, the asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives. In growth markets, we attempt to renegotiate long-term, fixed-rate leases for leased centers, avoiding rental increases tied to market value or consumer indices. If a center is underperforming, exit strategies are employed to minimize our financial liability. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 1999, KinderCare closed 26 centers, 25 of which were leased. From the end of fiscal year 1999 to August 20, 1999, 20 centers were closed, 19 of which were leased.

     KinderCare is in the process of negotiating the early termination of operating leases for 36 underperforming centers. During the fourth quarter of fiscal 1999, KinderCare recorded a provision of $4.0 million related to such terminations. The provision includes an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. At August 20, 1999, 19 of the 36 underperforming centers were closed. The remainder of such centers are expected to be closed by mid fiscal year 2000.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of 12 surplus properties in fiscal year 1999 and two more after May 28, 1999. We were in the process of marketing an additional 12 surplus properties at August 20, 1999.

Employees

     At August 20, 1999, we employed approximately 25,400 people. Of these employees, approximately 275 were corporate headquarters employees, 300 were regional or area managers and their support personnel and the remainder were employees at our centers. Center employees include center directors, assistant directors, regular full-time and part-time teachers, temporary and substitute teachers, teachers' aides and non-teaching staff, including cooks and van drivers. Approximately 8% of our 25,400 employees, including all management and supervisory personnel, are salaried all other employees are paid on an hourly basis. We do not have an agreement with any labor union and believe that we have good relations with our employees.

Human Resources

     Regional and Center Personnel. At August 20, 1999, our center operations were organized into four regions and 77 areas reporting to four Regional Vice Presidents and a Vice President of Operations. In fiscal year 1999, we expanded field management by adding five additional area manager positions and four accreditation coordinators. Individual centers are managed by a center director and an assistant director. All center directors participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations.

     Training Programs. All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Additionally, we have developed and implemented training programs to certify personnel as teachers of various age groups in accordance with our internal standards and in connection with our age-specific educational programs. We are in the process of implementing a new video series of orientation and staff training programs that is expected to be easier to deliver and more effective than prior programs. We have added a Director of Employee Development to oversee implementation of our quality training programs.

     Employee Benefits. During fiscal year 1999, we enhanced our employee benefit programs, employee recognition programs and our recruitment and retention efforts. Those enhancements include the addition of matching contributions by KinderCare to our 401(k) plan, the addition of a vision plan and the implementation of programs to reward employees for length of service. The corporate human resources department monitors salaries and benefits for competitiveness. Due to high employee turnover rates in the child care segment of the education industry in general, we emphasize recruiting and retaining qualified personnel. The turnover of personnel experienced by KinderCare and other providers in the child care segment of our industry results in part from the fact that a significant portion of our employees earn entry-level wages and are part-time employees.

Communication and Information Systems

     We have a fully automated information, communication and financial reporting system for our centers. This system uses personal computers and links every center and regional office to the corporate headquarters. The system provides timely information on such items as net revenues, expenses, enrollments, attendance, payroll and staff hours. We recently completed the installation of new personal computers and fax machines in all of our centers. The new personal computers use a Windows NT(R) operating system, which is expected to result in more efficient information processing and exchange between the field and corporate office. In an effort to provide more comprehensive and timely information throughout our business, we have upgraded our financial reporting software, replaced our payroll system and are implementing upgraded human resources information systems to better manage our workforce.

     KinderCare also seeks to improve its operating efficiencies by continually reviewing the effectiveness and coverage of its support services and providing management with more timely information through its nationwide communications network and its automated information systems. KinderCare employs company-wide e-mail and on-line inquiry for all managers.

     We have expanded our nationwide network to include the internet and company-wide intranet applications. Through the use of Netscape Navigator(R) software, KinderCare's intranet allows center directors to have immediate access to corporate information and provides center directors with the ability to distribute reports and questionnaires, update databases and revise center listings on a daily basis. We regularly seek new uses for our intranet as a tool to communicate with our centers.

     Most of our computer systems have been upgraded, modified or replaced in order to render these systems Year 2000 compliant. For additional information regarding our Year 2000 compliance, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Year 2000 Compliance."

Competition in the Child Care Segment of the Education Industry

     The child care segment of the education industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Our competition consists principally of the following:

     o local nursery schools and child care centers, some of which are non-profit, including church-affiliated centers

     o    other for profit, center-based child care providers

     o    providers of child care services that operate out of homes

     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child

     o preschool and before and after school programs provided by public schools

     Local nursery schools, child care centers and in-home providers generally charge less for their services than we do. Many church-affiliated and other non-profit child care centers have lower operating expenses than we do and may receive donations and/or other funding to subsidize operating expenses. Consequently, operators of such centers often charge tuition rates that are less than our rates. In addition, fees for home-based care are normally substantially lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as our centers.

     In some markets we also face competition with respect to preschool services and before and after school programs from public schools that offer such services at little or no cost to parents. The number of school districts offering these services is growing and we expect this form of competition to increase in the future.

     Our competition also includes other large, national, for-profit companies providing child care and education services, many of which offer child care at a substantially lower price than we do. KinderCare competes by offering high quality education and recreational programs, contemporary, well-equipped facilities, trained teachers and supervisory personnel and a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in our before and after school program between our centers and schools.

     Our KinderCare At Work(R) centers compete with center-based child care chains, some of which have divisions which compete for employer-sponsorship opportunities, and with other organizations that focus exclusively on the work-site segment of the child care market.

Insurance

     KinderCare's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employer practices liability. The policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retention. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost. At August 20, 1999, KinderCare had approximately $7.4 million of letters of credit available to secure its obligations under retrospective and self-insurance programs. However, claims in excess of, or not included within, KinderCare's coverage may be asserted, and the effects of these claims could have an adverse effect on KinderCare.

Governmental Laws and Regulations Affecting KinderCare

     Center Licensing Requirements. Our centers are subject to numerous state and local regulations and licensing requirements and we have policies and procedures in place in order to comply with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of child care centers. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate and could also lead to sanctions against our other centers located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

     We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular center to be in violation of applicable regulations and take action against that center. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. There are currently a number of states in which we operate that are considering or in the process of implementing changes to their regulatory and licensing requirements, which may significantly increase our costs to operate in those states.

     Child Care Tax Incentives. Tax incentives for child care programs potentially can benefit KinderCare. Section 21 of the Internal Revenue Code of 1986 provides a federal income tax credit ranging from 20% to 30% of specified child care expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The fees paid to KinderCare by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

     Child Care Assistance Programs. During fiscal year 1999, approximately 18% of KinderCare's net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by KinderCare in the future for use in transporting children between schools and our centers. We anticipate that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase our costs to transport children because school buses are more expensive to purchase and maintain and may require drivers who have commercial licenses. We have ordered approximately 590 school buses, 315 of which have been delivered at August 20, 1999. The remainder are expected to be delivered in early fiscal year 2000.

Trademarks and Service Marks

     We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, its schoolhouse logo and a number of other names, slogans and designs, including:

     o  Helping America's Busiest       o  Your Child's First Classroom(TM)
        Families(R)                     o  Look At Me(R)
     o  KC Imagination Highway(R)       o  My Window On The World(R)
     o  Kid's Choice(TM)                o  SmallTalk(R)
     o  KinderCare At Work(R)           o  The Whole Child is the
     o  Let Me Do It(R)                    Whole Idea(R)
     o  Let's Move, Let's Play(R)       o  Welcome To Learning(R)

A federal registration in the United States is effective for ten years and may be renewed for ten-year periods perpetually, subject only to required filings based on continued use of the mark by the registrant. A federal registration provides the presumption of ownership of the mark by the registrant and notice of its exclusive right to use such mark throughout the United States in connection with the goods or services specified in the registration. In addition, KinderCare has registered various trademarks and service marks in other countries, including Canada, Germany, Japan, the People's Republic of China and the United Kingdom. However, many of these foreign countries require us to use the marks locally to preserve our registration rights and, because we have not conducted business in foreign countries other than the United Kingdom, we may not be able to maintain our registration rights in all other foreign countries. KinderCare believes that its name and logo are important to its operations and intends to maintain and renew its trademark and service mark registrations in the United States and the United Kingdom.

                               ITEM 2. PROPERTIES

     Corporate Headquarters. KinderCare's corporate office is located in Portland, Oregon. KinderCare entered into a ten year lease of approximately 73,000 square feet of office space, commencing on November 17, 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent.

     Child Care and Education Centers. At August 20, 1999, we owned 756 of our operating centers, leased or subleased 383 operating centers and operated three centers under management contracts. KinderCare owns or leases other centers which have not yet been opened or which are being held for disposition. In addition, we own real property held for future development of centers.

     A typical KinderCare community center is a one-story, air-conditioned building located on approximately one acre of land, with larger capacity centers situated on parcels ranging from one to four acres of land, constructed in accordance with model designs generally developed by KinderCare. The community centers contain open classroom and play areas and complete kitchen and bathroom facilities and can accommodate from 65 to 270 children, with most centers able to accommodate 95 to 170 children. Over the past few years, KinderCare has opened community centers that are larger in size with a capacity ranging from 120 to 230 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also have vehicles used for field trips and transporting children enrolled in KinderCare's after school program. All KinderCare community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides employer-sponsored child care programs individualized for each such sponsor. Facilities are on or near the employer's site and range in capacity from 80 to 225 children.

     The KinderCare community and KinderCare At Work(R) centers operated by KinderCare at August 20, 1999 were located as follows:

                             Community     KinderCare At
Location                      Centers     Work(R) Centers        Total
------------------------     ---------    ---------------    --------------
United States:
   Alabama                       10               --               10
   Arizona                       16                2               18
   Arkansas                       3               --                3
   California                    97               --               97
   Colorado                      28               --               28
   Connecticut                   12                2               14
   Delaware                       4               --                4
   Florida                       67                6               73
   Georgia                       39               --               39
   Illinois                      80                2               82
   Indiana                       27                1               28
   Iowa                           8                2               10
   Kansas                        16               --               16
   Kentucky                      13                1               14
   Louisiana                     11                2               13
   Maryland                      24               --               24
   Massachusetts                 19               --               19
   Michigan                      33                2               35
   Minnesota                     37               --               37
   Mississippi                    4               --                4
   Missouri                      45               --               45
   Nebraska                      10                1               11
   Nevada                        10               --               10
   New Hampshire                  2               --                2
   New Jersey                    37                4               41
   New Mexico                     7               --                7

                             Community     KinderCare At
Location                      Centers     Work(R) Centers        Total
------------------------     ---------    ---------------    --------------
   New York                       3                1                4
   North Carolina                34               --               34
   Ohio                          67                4               71
   Oklahoma                       9               --                9
   Oregon                        13                4               17
   Pennsylvania                  41               --               41
   Rhode Island                  --                1                1
   Tennessee                     25                1               26
   Texas                        119                1              120
   Utah                           6                1                7
   Virginia                      50               --               50
   Washington                    50                1               51
   Wisconsin                     24                1               25
 United Kingdom                   2               --                2
                           --------         --------         --------
                              1,102               40            1,142
                           ========         ========         ========

     Center Maintenance Program. We use a centralized maintenance program to ensure consistent high-quality maintenance of our facilities located across the country. Each of our maintenance technicians in our facilities department has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through a central telephone dispatch and systematic checklist system. During fiscal year 1999, we implemented a computerized maintenance system which connects all centers, maintenance technicians and central dispatch. During fiscal year 1999, we hired eleven additional maintenance technicians, which reduced the number of centers per technician from 17 to approximately 15. Specific geographic areas are supervised by two regional directors and twelve facility managers, each of whom manages between four and seven technicians.

     Center Renovation Program. We have undertaken a renovation program, that includes interior and playground renovations and signage replacements, to ensure that all of our centers meet specified standards that we establish. We believe that our properties are in good condition and are adequate to meet our current and reasonably anticipated future needs.

     Environmental Compliance. We have established an environmental assessment process to reduce the likelihood of incurring liabilities under applicable environmental laws, regulations and ordinances that could result from the acquisition or lease of prospective new centers or properties. Following the acquisition or lease of a new center site, our area managers, facilities personnel and center directors continue to review and report on activities at or near our centers that could result in environmental problems. We have not incurred material expenditures to address environmental conditions at our centers or our owned or leased properties during the past three years, nor are we aware of circumstances likely to cause us to incur any such material expenditures in the future.

                            ITEM 3. LEGAL PROCEEDINGS

     We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on our business or operations. However, we are subject to claims and litigation arising in the ordinary course of business, including claims and litigation involving allegations of physical or sexual abuse of children. We have notice of such allegations that have not yet resulted in claims or litigation. Although we cannot be assured of the ultimate outcome of the allegations, claims or suits of which we are aware, we believe that none of the allegations, claims or suits, either individually or in the aggregate, will have a material adverse effect on our business or operations. In addition, we cannot predict the negative impact of publicity that may be associated with any such allegation, claim or suit.

           ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCK HOLDER MATTERS

Price Range of Common Stock

     Since February 13, 1997, the date of the recapitalization, our common stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol "KDCR." The market for our common stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                    Common Stock
                                               ----------------------
                                                High Bid      Low Bid
                                               ---------    ---------
Fiscal year ended May 28, 1999
     First quarter                             $  26 1/2    $  21 1/2
     Second quarter                               26 1/2       21 1/2
     Third quarter                                24           21 1/2
     Fourth quarter                               33           22

Fiscal year ended May 29, 1998
     First quarter                             $  19 3/8    $  18
     Second quarter                               19 1/2       18
     Third quarter                                19 5/8       18 1/8
     Fourth quarter                               22           18 3/4

Approximate Number of Security Holders

     At August 20, 1999, there were 88 holders of record of our common stock.

Dividend Policy

     During the past three fiscal years, we have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends for the foreseeable future but instead intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors. In addition, both our credit facilities and the indenture governing our senior subordinated notes currently contain limitations on our ability to declare or pay cash dividends on our common stock. Future indebtedness or loan arrangements incurred by us may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

        ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for KinderCare, with dollars in thousands, except per share amounts and child care center data. KinderCare's fiscal year ends on the Friday closest to May 31. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this document.

                                                                           Fiscal Year Ended
                                              ----------------------------------------------------------------------------
                                              May 28, 1999    May 29, 1998    May 30, 1997    May 31, 1996    June 2, 1995
                                              ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Revenues, net .............................   $    632,985    $    597,070    $    563,135    $    541,264    $    506,505
Operating expenses, exclusive of
   recapitalization expenses,
   restructuring and other charges
   (income), net...........................        565,238         546,376         515,481         488,071         456,607
Recapitalization expenses (a)..............             --              --          17,277              --              --
Restructuring and other charges (income),
  net (b)..................................          4,157           5,201          10,275           1,484            (888)
                                              ------------    ------------    ------------    ------------    ------------
  Total operating expenses.................        569,395         551,577         543,033         489,555         455,719
                                              ------------    ------------    ------------    ------------    ------------
     Operating income .....................         63,590          45,493          20,102          51,709          50,786
Investment income, net ....................            490             612             232             250           2,635
Interest expense ..........................        (41,843)        (40,677)        (22,394)        (16,727)        (17,318)
                                              ------------    ------------    ------------    ------------    ------------
   Income (loss) before income taxes and
     extraordinary items...................         22,237           5,428          (2,060)         35,232          36,103
Income tax expense ........................          8,711           2,002           3,375          13,549          14,037
                                              ------------    ------------    ------------    ------------    ------------
  Income (loss) before extraordinary items.         13,526           3,426          (5,435)         21,683          22,066
Extraordinary items, net of income
  taxes (c) ...............................             --              --          (7,532)             --              --
                                              ------------    ------------    ------------    ------------    ------------
     Net income (loss).....................   $     13,526    $      3,426    $    (12,967)   $     21,683    $     22,066
                                              ============    ============    ============    ============    ============

Income (loss) per share:
Basic - Income (loss) before
  extraordinary items......................   $       1.43    $       0.36    $      (0.33)   $       1.10    $       1.10
  Extraordinary items, net.................             --              --           (0.46)             --              --
                                              ------------    ------------    ------------    ------------    ------------
     Net income (loss).....................   $       1.43    $      0.36     $      (0.79)   $       1.10    $       1.10
                                              ============    ============    ============    ============    ============

Diluted - Income (loss) before
  extraordinary items......................   $       1.40    $       0.36    $      (0.33)   $       1.07    $       1.07
  Extraordinary items, net.................             --              --           (0.46)             --              --
                                              ------------    ------------    ------------    ------------    ------------
     Net income (loss).....................   $       1.40    $       0.36    $      (0.79)   $       1.07    $       1.07
                                              ============    ============    ============    ============    ============

Other Financial Data:
Adjusted EBITDA (d)........................   $    105,131    $     93,247    $     81,907    $     87,165    $     77,969
Adjusted EBITDA margin.....................          16.6%           15.6%           14.5%           16.1%           15.4%
Depreciation...............................   $     37,384    $     42,553    $     34,253    $     33,972    $     28,071
Capital expenditures.......................         96,634          84,954          43,748          67,304          74,376

Child Care Center Data:
Number of centers at end of period.........          1,160           1,147           1,144           1,148           1,137
Center licensed capacity at end of period .        146,000         143,000         143,000         141,000             n/c (e)
Occupancy (f)..............................          69.9%           70.6%           70.0%           70.3%             n/c (e)
Average tuition rate (g)...................   $     113.45    $     106.81    $     101.93    $      99.24             n/c (e)

Balance Sheet Data (at end of period) :
Property and equipment, net................   $    566,365    $    508,113    $    471,558    $    468,525    $    442,446
Total assets...............................        638,797         591,539         569,878         527,476         503,274
Total debt ................................        425,795         403,097         394,889         146,617         160,394
Stockholders' equity  .....................         51,790          31,900          27,707 (h)     262,435         241,216

See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data

(a) In fiscal year 1997, KinderCare incurred non-recurring expenses in order to fund the transactions undertaken in the recapitalization.

(b) Restructuring and other charges (income), net, included the following, with dollars in thousands:

                                                               Fiscal Year Ended
                                       ------------------------------------------------------------------
                                           May 28,       May 29,       May 30,       May 31,       June 2,
                                             1999          1998          1997          1996          1995
                                       ----------    ----------    ----------    ----------    ----------
     Restructuring charges, net......  $    3,561    $    5,697    $    3,400    $    6,499    $       --
     Write-off of offering costs.....         596            --            --            --            --
     Losses on asset impairments.....          --            --         6,900         6,319            --
     Write-offs of assets............          --            --         1,518            --            --
     Gains on litigation settlements.          --          (496)       (1,543)      (11,334)         (888)
                                       ==========    ==========    ==========    ==========    ==========
                                       $    4,157    $    5,201    $   10,275    $    1,484    $     (888)
                                       ==========    ==========    ==========    ==========    =========-

(c) In fiscal year 1997, KinderCare retired debt prior to maturity, the losses on which were recorded as extraordinary items.

(d) Adjusted EBITDA is defined by KinderCare as its income before interest expense, income taxes, depreciation, amortization, recapitalization expenses, restructuring and other charges (income), net, investment income, net and extraordinary items. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

(e) Prior to June 3, 1995, KinderCare used average occupancy and the three-year-old tuition rate to measure performance. Average occupancy was defined as net revenues for the respective period divided by the building capacity of each of the centers multiplied by such center's basic tuition rate for full-time, three-year-old students for the respective period. The three-year-old tuition rate represented the weekly tuition rate paid by a parent for a three-year-old child to attend a center five full days during a week. The tuition rate represented an approximate average of all tuition rates at each center. The child care center data utilized in prior fiscal years to measure performance is as follows:

                                                              Fiscal Year Ended
                                                        -----------------------------
                                                        May 31, 1996     June 2, 1995
                                                        ------------     ------------
     Center building capacity at end of period........       141,000          137,000
     Average occupancy................................           76%              76%
     Average three-year-old tuition rate..............  $        100     $         96

     At June 3, 1995, KinderCare changed its method of measuring performance to the defined criteria of occupancy and average tuition rate. Prior to fiscal 1996, KinderCare did not track licensed capacity or full-time equivalent attendance. Therefore, occupancy and average tuition rate could not be calculated for fiscal year 1995.

(f) Occupancy, a measure of the utilization of center capacity, is defined by KinderCare as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the licensed capacity of all of the centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(g) Average tuition rate is defined by KinderCare as net revenues, exclusive of fees, which are primarily reservation and registration fees, and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a center five full days during a week. The occupancy mix between full- and part-time children, however, can significantly affect these averages with respect to any specific child care center.

       Notes to Selected Historical Consolidated Financial and Other Data
                                  (continued)

(h) In connection with the merger and recapitalization during fiscal year 1997, KinderCare paid $382.4 million to redeem common stock, warrants and options. KKR contributed $148.8 million in common equity for approximately 83.6% of the 9,368,421 shares outstanding immediately after the recapitalization and existing stockholders retained approximately 16.4% of the shares outstanding immediately after the merger.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the 52 weeks ended May 28, 1999 as "fiscal 1999," May 29, 1998 as "fiscal 1998" and May 30, 1997 as "fiscal 1997."
KinderCare's first fiscal quarter has 16 weeks and the remaining quarters each have 12 weeks. The fiscal year ended June 2, 2000, or "fiscal 2000," will be a 53-week fiscal year and the fourth quarter of fiscal 2000 will be a 13-week quarter.

     KinderCare defines occupancy, a measure of the utilization of center capacity, as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the licensed capacity of all of the centers. FTE attendance is not a strict head count. Rather, the methodology used is to determine an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

     KinderCare defines average tuition rate as net revenues, exclusive of fees, which are primarily reservation and registration fees, and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at each center paid by a parent for a child to attend a center five full days during a week. The occupancy mix between full-time and part-time children at a center, however, can significantly affect these averages with respect to any specific center.

Fiscal 1999 compared to Fiscal 1998

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                            Fiscal                       Fiscal                         Change
                                                        Year Ended        Percent       Year Ended      Percent         Amount
                                                            May 28,            of           May 29,          of       Increase/
                                                              1999       Revenues          1998        Revenues      (Decrease)
                                                        ----------     ----------     ----------     ----------     ----------
     Revenues, net..................................    $  632,985         100.0%     $  597,070         100.0%     $   35,915
                                                        ----------     ----------     ----------     ----------     ----------
     Operating expenses:
        Salaries, wages and benefits:
          Center expense............................       324,872          51.3         304,190          51.0          20,682
          Field and corporate expense...............        23,996           3.8          22,971           3.8           1,025
                                                        ----------     ----------     ----------     ----------     ----------
             Total salaries, wages and benefits.....       348,868          55.1         327,161          54.8          21,707
        Depreciation................................        37,384           5.9          42,553           7.1          (5,169)
        Rent........................................        29,536           4.7          27,985           4.7           1,551
        Other ......................................       149,450          23.6         148,677          24.9             773
        Restructuring and other charges, net........         4,157           0.7           5,201           0.9          (1,044)
                                                        ----------     ----------     ----------     ----------     ----------
          Total operating expenses..................       569,395          90.0         551,577          92.4          17,818
                                                        ----------     ----------     ----------     ----------     ----------
             Operating income.......................    $   63,590          10.0%     $   45,493           7.6%     $   18,097
                                                        ==========     ==========     ==========     ==========     ==========

     Revenues, net--Net revenues increased $35.9 million, or 6.0%, to $633.0 million in fiscal 1999 from fiscal 1998. The increase in net revenues is primarily attributable to a company-wide tuition increase implemented in the first and second quarters of fiscal 1999, as well as targeted local increases implemented throughout the fiscal year. The average tuition rate increased $6.64, or 6.2%, to $113.45 for fiscal 1999 from $106.81 for fiscal 1998.
Occupancy declined 0.7 percentage points to 69.9% for fiscal 1999 from 70.6% for fiscal 1998. The decline is primarily a result of the increased number of new centers, particularly centers opened in the fourth quarter of the fiscal year. New centers tend to open with lower than average enrollment and grow enrollment over a three to four year maturity cycle. Existing center enrollment has been relatively flat as FTE attendance has been adversely affected in some markets by a public school provision of preschool and full day kindergarten for some children.

     During fiscal 1999, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $21.5 million over fiscal 1998. The increase in net revenues was offset in part by an incremental reduction of $7.3 million due to the closure of centers. During fiscal 1999, KinderCare opened 39 centers, 37 community centers and two KinderCare At Work(R) centers, and closed 26 centers. During fiscal 1998, KinderCare opened 20 community centers and closed 17 centers.

     Salaries, wages and benefits--Expenses for salaries, wages and benefits, which include bonus incentives, increased $21.7 million, or 6.6%, to $348.9 million in fiscal 1999 from fiscal 1998. The expense directly associated with the centers was $324.9 million in fiscal 1999, an increase of $20.7 million from fiscal 1998. The center level increase is primarily attributable to increased staff wage rates and, to a lesser degree, increased hours. The expense related to field management and corporate administration was $24.0 million in fiscal 1999, an increase of $1.0 million from fiscal 1998. The increase is attributable to the addition of field management positions during fiscal 1999 and 1998, which was offset by reduced bonus expense.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased slightly to 51.3% for fiscal 1999 from 51.0% for fiscal 1998 due to higher wage rates discussed above. See "Inflation and Wage Increases." Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.1% for fiscal 1999 from 54.8% for fiscal 1998.

     Depreciation--Depreciation expense decreased $5.2 million to $37.4 million in fiscal 1999 from fiscal 1998. The decrease is due to additional depreciation expense recorded in fiscal 1998 of $9.4 million related to a change in the estimated useful life and salvage value of center auxiliary equipment. Auxiliary equipment is comprised of educational supplies such as toys, books and playground equipment, furniture, cots and kitchen and other equipment used in the operation of a center. See note 1 to KinderCare's consolidated financial statements. The decrease related to center auxiliary equipment was offset by additional depreciation expense as a result of the property and equipment added at our new centers.

     Rent--Rent expense increased $1.6 million to $29.5 million in fiscal 1999 from fiscal 1998. The increase is primarily a result of KinderCare's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998. See "Item 2. Properties." In addition, the rental rates experienced on renewed center leases and center leases entered into currently are higher than those experienced in previous fiscal years.

     Other operating expenses--Other operating expenses increased $0.8 million, or 0.5%, to $149.5 million in fiscal 1999 from $148.7 million in fiscal 1998. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities, transportation and insurance, and expenses related to field management and corporate administration. The increase is due primarily to increased center pre-opening costs, janitorial and maintenance expenses and taxes and licenses, offset by reduced expenses related to insurance. As a percentage of net revenues, other operating expenses decreased to 23.6% for fiscal 1999 from 24.9% for fiscal 1998. The improvement in other operating expenses, as a percentage of net revenues, is due to effective overall cost control by management.

     Restructuring and other charges, net-- Restructuring and other charges, net, included the following, with dollars in thousands:

                                                         Fiscal Year Ended
                                                    -----------------------------
                                                    May 28, 1999     May 29, 1998
                                                    ------------     ------------
     Restructuring charges, net..................   $      3,561     $      5,697
     Write-off of offering costs.................            596               --
     Gains on litigation settlements.............             --             (496)
                                                    ------------     ------------
                                                    $      4,157     $      5,201
                                                    ============     ============

     KinderCare is in the process of negotiating the early termination of operating leases for 36 underperforming centers. During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to such terminations. The provision includes an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers.

     During the fourth quarter of fiscal 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $0.2 and $5.7 million in restructuring costs during fiscal 1999 and 1998, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining restructuring reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     During the fourth quarter of fiscal 1999, $0.6 million of non-recurring costs were written off in connection with KinderCare's decision not to proceed with a public equity offering.

     During the third quarter of fiscal 1998, KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorneys' fees, as settlement of a claim in the United States District Court in New York.

     Operating income--Operating income increased $18.1 million to $63.6 million in fiscal 1999 from fiscal 1998. The increase is due primarily to the higher average tuition rate which resulted in increased net revenues, the decrease in depreciation expense and the effective control of operating expenses, offset in part by increased labor costs, as discussed above.

     EBITDA, defined as income before interest expense, income taxes, depreciation and amortization, for fiscal 1999 was $101.5 million, $12.8 million above fiscal 1998. As a percentage of net revenues, EBITDA for fiscal 1999 was 16.0% compared to 14.8% for fiscal 1998. Adjusted EBITDA, defined as EBITDA exclusive of restructuring and other charges, net, investment income and extraordinary items was $105.1 million in fiscal 1999, an increase of $11.9 million from fiscal 1998. As a percentage of net revenues, Adjusted EBITDA was 16.6% for fiscal 1999 and 15.6% for fiscal 1998. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense--Interest expense was $41.8 and $40.7 million in fiscal 1999 and 1998, respectively. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.9% for fiscal 1999 versus 10.1% for fiscal 1998.

     Income tax expense--Income tax expense during fiscal 1999 and 1998 of $8.7 and $2.0 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state and foreign income taxes, offset by tax credits.

     Net income - Net income during fiscal 1999, was $13.5 million, or $1.43 per share, compared to $3.4 million, or $0.36 per share, during fiscal 1998. The $10.1 million, or 294.8%, increase over fiscal 1998 was due primarily to increased operating income and the absence of a depreciation charge related to a change in estimate in fiscal 1998, as discussed above.

Fiscal 1998 compared to Fiscal 1997

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                            Fiscal Year                   Fiscal Year                       Change
                                                  Ended        Percent          Ended        Percent        Amount
                                                 May 29,            of         May 30,            of      Increase/
                                                   1998       Revenues           1997       Revenues     (Decrease)
                                            -----------    -----------    -----------    -----------    -----------
Revenues, net............................   $   597,070         100.0%    $   563,135         100.0%    $    33,935
                                            -----------    -----------    -----------    -----------    -----------
Operating expenses:
 Salaries, wages and benefits:
    Center expense.......................       304,190          51.0         284,646          50.6          19,544
    Field and corporate expense..........        22,971           3.8          15,934           2.8           7,037
                                            -----------    -----------    -----------    -----------    -----------
 Total salaries, wages and benefits......       327,161          54.8         300,580          53.4          26,581
 Depreciation............................        42,553           7.1          34,253           6.1           8,300
 Rent....................................        27,985           4.7          28,140           4.9            (155)
 Other ..................................       148,677          24.9         152,508          27.1          (3,831)
 Recapitalization expenses...............           ---           ---          17,277           3.1         (17,277)
 Restructuring and other charges, net....         5,201           0.9          10,275           1.8          (5,074)
                                            -----------    -----------    -----------    -----------    -----------
    Total operating expenses.............       551,577          92.4         543,033          96.4           8,544
                                            -----------    -----------    -----------    -----------    -----------
      Operating income...................   $    45,493           7.6%    $    20,102           3.6%    $    25,391
                                            ===========    ===========    ===========    ===========    ===========

     Revenues, net--Net revenues increased $33.9 million, or 6.0%, to $597.1 million in fiscal 1998 from fiscal 1997. The increase in net revenues was primarily attributable to an approximate 4.4% weighted average tuition increase implemented in the second quarter of fiscal 1998. The average tuition rate and occupancy, respectively, increased to $106.81 and 70.6% for fiscal 1998 from $101.93 and 70.0% for fiscal 1997. Centers opened during fiscal 1998 and 1997 contributed incremental net revenues of $12.6 million in fiscal 1998. The positive effect of those factors on net revenues was offset in part by center closings.

     During fiscal 1998, KinderCare opened 20 community centers and closed 17 centers. During fiscal 1997, KinderCare opened 16 centers, including 15 community centers and one KinderCare at Work(R) center, and closed or sold 20 centers. Total licensed capacity was approximately 143,000 at the end of both fiscal 1998 and 1997.

     Salaries, wages and benefits--Expenses for salaries, wages and benefits, which include incentives, increased $26.6 million, or 8.8%, to $327.2 million in fiscal 1998 from fiscal 1997. The expense directly associated with the centers was $304.2 million in fiscal 1998, an increase of $19.5 million from fiscal 1997. The center level increase was attributable to increased staff wage rates, employee health costs and bonus expense.

     The expense related to field management and corporate administration was $23.0 million in fiscal 1998, an increase of $7.0 million from fiscal 1997. The increase was attributable to the addition of field management positions, higher salaries as a result of the relocation of the corporate office to Portland, Oregon and increased bonus expense.

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

     Depreciation--Depreciation expense increased $8.3 million to $42.6 million in fiscal 1998 from fiscal 1997 due primarily to additional depreciation expense of $9.4 million related to a change in the estimated useful life and salvage value of center auxiliary equipment. See note 1 to to KinderCare's consolidated financial statements. Exclusive of the impact from the change in estimate, depreciation expense decreased slightly due to the effect of assets reaching the end of their estimated depreciable lives.

     Rent--Rent expense remained relatively flat at $28.0 million for fiscal 1998 and $28.1 million for fiscal 1997. During fiscal 1998, 17 leased centers were closed, while three leased centers were opened. The rental rates experienced on leases entered into currently are higher than those experienced in previous periods. Administrative rent expense increased primarily as a result of KinderCare's occupancy of its new headquarters in Portland, Oregon during the second quarter of fiscal 1998.

     Other operating expenses--Other operating expenses decreased $3.8 million, or 2.5%, to $148.7 million in fiscal 1998 from fiscal 1997. The decrease was primarily due to a reduction in expenses related to self-insurance, which was offset by additional marketing expense to fund a targeted marketing program during the fall of fiscal 1998 and increased bad debt expense. As a percentage of net revenues, other operating expenses decreased to 24.9% for fiscal 1998 from 27.1% for fiscal 1997. The improvement in other operating expenses, as a percentage of net revenues, was due to effective cost control by management.

     Recapitalization expenses--During fiscal 1997 and in connection with the recapitalization of KinderCare, KinderCare repaid the then outstanding $91.6 million balance on KinderCare's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the recapitalization, KinderCare issued $300.0 million principal amount of its 9 1/2% senior subordinated notes, entered into a $300.0 million revolving credit facility, borrowed $50.0 million against a term loan facility and issued 7,828,947 shares of common stock to affiliates to KKR. During fiscal 1997, non-recurring recapitalization costs of approximately $17.3 million were incurred and expensed and financing costs of approximately $27.2 million were deferred and are being amortized over the lives of the new debt facilities.
See notes 2 and 8 to KinderCare's consolidated financial statements.

     Restructuring and other charges, net--Restructuring and other charges, net, included the following, with dollars in thousands:

                                                          Fiscal Year Ended
                                                     -----------------------------
                                                     May 29, 1998     May 30, 1997
                                                     ------------     ------------
     Corporate office restructuring charges........  $      5,697     $      3,400
     Losses on asset impairments...................            --            6,900
     Write-offs of assets..........................            --            1,518
     Gains on litigation settlements...............          (496)          (1,543)
                                                     ------------     ------------
                                                     $      5,201     $     10,275
                                                     ============     ============

     During fiscal 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $5.7 million in restructuring costs in fiscal 1998, primarily expenses incurred in the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the fourth quarter of fiscal 1997, restructuring costs, primarily severance related, of $3.4 million and a $5.0 million charge to write down KinderCare's then headquarters facility in Montgomery, Alabama to net realizable value were recognized.

     During the fourth quarter of fiscal 1997, KinderCare recorded impairment losses of $1.9 million, comprised of $1.3 million with respect to long-lived assets held in the United Kingdom and $0.6 million related to anticipated closure costs for Kids Choice(TM) centers, which are centers that cater solely to school age children during before and after school hours in separate facilities designed for this age group. KinderCare has discontinued implementing this concept in its new centers. Additionally, charges of approximately $1.5 million were incurred to write-off deferred pre-opening costs on new centers and certain marketing materials.

     During the third quarter of fiscal 1998 KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorneys' fees, as settlement of KinderCare's claim in the United States District Court in New York. During the second quarter of fiscal 1997, a $1.5 million interest payment was received from Enstar Group Inc., KinderCare's former parent, in connection with a settlement of KinderCare's claim in the U.S. Bankruptcy court in Montgomery, Alabama.

     Operating income--Operating income increased $25.4 million to $45.5 million in fiscal 1998 from fiscal 1997. Operating income before recapitalization expenses, restructuring and other charges, net, increased $3.0 million to $50.7 million in fiscal 1998 from fiscal 1997. The increase is primarily due to the higher average tuition rate and occupancy.

growth combined with strong cost controls, which was offset partially by additional depreciation expense of $9.4 million due to a change in estimate, as discussed above.

     EBITDA for fiscal 1998 of $88.7 million was $41.6 million above fiscal 1997. As a percentage of net revenues, EBITDA for fiscal 1998 was 14.8% compared to 8.4% for fiscal 1997. Adjusted EBITDA was $93.2 million in fiscal 1998, an increase of $11.3 million from fiscal 1997. As a percentage of net revenues, Adjusted EBITDA was 15.6% for fiscal 1998 and 14.5% for fiscal 1997. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

     Interest expense--Interest expense increased to $40.7 million in fiscal 1998 from $22.4 million in fiscal 1997. This increase was substantially attributable to the $350.0 million of long-term debt which was incurred in the third quarter of fiscal 1997 to fund the recapitalization and repay $91.6 million on KinderCare's then existing line of credit. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.1% for fiscal 1998 versus 8.5% for fiscal 1997.

     Income tax expense--Income tax expense during fiscal 1998 and 1997 of $2.0 and $3.4 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state income taxes and, during fiscal 1997, non-deductible recapitalization expenses, offset by tax credits.

     Extraordinary items--During fiscal 1997, KinderCare purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. The transactions included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In connection with the recapitalization and retirement of existing debt, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to KinderCare's previous credit facility.

     Net income - Net income, during fiscal 1998, was $3.4 million, or $0.36 per share, compared to a net loss of $13.0 million, or $(0.79) per share, during fiscal 1997. The $16.4 million growth in net income was due primarily to increased operating income, despite the recordation of a depreciation charge related to a change in estimate in fiscal 1998, and the absence of recapitalization expenses and extraordinary items, as discussed above, during fiscal 1998.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under the $300.0 million revolving credit facility. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and renovations and providing working capital.

     In connection with the recapitalization, KinderCare entered into credit facilities totaling $390.0 million, comprised of (a) a $90.0 million term loan facility, of which $50.0 million was drawn at the time of the recapitalization and $40.0 million has since expired, and (b) a $300.0 million revolving credit facility. In addition, KinderCare issued $300.0 million of 9 1/2% senior subordinated notes. At May 28, 1999, KinderCare was committed on outstanding letters of credit totaling $42.0 million and had outstanding draws of $35.0 million under the revolving credit facility. KinderCare's availability under the revolving credit facility at May 28, 1999 was $223.0 million.

     The term loan facility is subject to mandatory repayment with the proceeds of asset sales and debt offerings and a portion of excess cash flow, as defined in such facility. The term loan facility will mature on February 13, 2006 and provides for nominal annual amortization. The revolving credit facility will terminate on February 13, 2004.

     KinderCare's consolidated net cash provided by operating activities for fiscal 1999 was $65.1 million, which represents a $8.7 million increase in net cash flow from operations from fiscal 1998. The increase in net cash flow from operations is primarily a result of increased net income, the components of which were discussed above, as well as the net impact of changes in operating assets and liabilities. Cash and cash equivalents totaled $5.8 million at May 28, 1999, compared to $11.8 million at May 29, 1998, and the ratio of current assets to current liabilities was 0.39 to one at May 28, 1999, versus 0.46 to one at May 29, 1998.

     During the first quarter of fiscal 1997, KinderCare repurchased $30.0 million aggregate principal amount of its 10 3/8% senior subordinated notes due 2001 at an aggregate price of $31.5 million which resulted in an extraordinary loss of $1.2 million, net of income taxes. During the second quarter of fiscal 1997 and in connection with the recapitalization, KinderCare announced and completed a tender offer and consent solicitation for the remainder of its outstanding 10 3/8% senior subordinated notes seeking the elimination of substantially all of the restrictive covenants, and 99.7% of such notes were purchased at an aggregate price of $76.8 million. This second transaction resulted in an extraordinary loss of $5.3 million, net of income taxes. During fiscal 1999 and 1998, KinderCare repurchased the $0.2 million remaining aggregate principal amount of 10 3/8% senior subordinated notes.

     On June 3, 1996, the Board of Directors of KinderCare authorized the repurchase of $23.0 million of KinderCare's common stock. During fiscal 1997, 852,500 shares and 315,000 warrants were repurchased for $14.1 million. All shares that were repurchased have been retired. Other than in connection with the recapitalization, no shares of common stock or warrants have been purchased by KinderCare since July 22, 1996 and the stock buyback programs were terminated at the effective time of the recapitalization.

     KinderCare utilized approximately $7.9 million of net operating loss carryforwards to offset taxable income in its 1997 and 1998 fiscal years. Approximately $12.8 million of net operating loss carryforwards are available to be utilized in future fiscal years. If such net operating loss carryforwards were reduced due to a change of control or otherwise, KinderCare would be required to pay additional taxes and interest, which would reduce available cash.

     KinderCare's new enrollments are generally highest in September and January and attendance generally declines during the summer months and the calendar year-end holiday period. Decreased attendance may result in decreased liquidity during these periods.

     Management believes that cash flow generated from operations and borrowings under the revolving credit facility will adequately provide for its working capital and debt service needs and will be sufficient to fund KinderCare's expected capital expenditures for the foreseeable future. In addition, KinderCare is currently evaluating new sources of capital, including the possible financing of capital expenditures on new centers through a third party lessor, as well as sale leaseback arrangements with respect to existing centers. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to KinderCare on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, changing time constraints, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If KinderCare experiences a lack of working capital, it may reduce its capital expenditures. In the long term, if these expenditures were substantially reduced, in management's opinion, its operations and its cash flow would be adversely impacted.

Capital Expenditures

     We have recently developed a new center prototype that is larger and has a more physically appealing design than prior prototypes. The new centers have a proforma licensed capacity of 180, while the centers constructed during fiscal 1996 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than our existing centers. These new centers have a higher average cost of construction and typically take three to four years to reach maturity. Based on our prototype, on average a new center should begin to produce positive EBITDA by the end of its first year of operation and begin to produce positive net income by the end of its second year of operation. Accordingly, as the opening of our new centers is accelerated, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.8 million to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range. New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. However, KinderCare may not be able to successfully negotiate and acquire properties, meet its targets for new center additions or meet targeted deadlines. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many outside the control of KinderCare.

     During fiscal 1999, KinderCare opened 39 centers, which included 37 community centers and two KinderCare At Work(R) centers. During fiscal 1998, KinderCare opened 20 community centers. In fiscal 1997, KinderCare opened 16 centers, including 15 community centers and one KinderCare At Work(R) center. For the next three years, KinderCare expects to increase its rate of opening and/or acquiring new centers to approximately 45 to 50 new centers per year, which

KinderCare expects will be primarily community centers, and to continue its practice of closing centers that are identified as not meeting performance expectations.

     KinderCare also plans to make significant capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements, that is designed to bring all of its existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     KinderCare anticipates substantially increasing its capital expenditure budget over the next several years due to an increased rate of opening and/or acquiring new centers and the renovation of existing facilities. Based on the planned increase in capital expenditures, KinderCare expects higher depreciation expense in the future. However, KinderCare is currently evaluating several alternatives to finance some or all of such new center growth through operating leases. Under one alternative, a third-party lessor would finance the acquisition and construction of centers for lease to KinderCare for a three-to-five year period, which might be extended. KinderCare would be contingently liable for a significant portion of the cost through a residual guarantee or similar arrangement, but would have the right to acquire the property for its original cost. Under a second alternative, KinderCare could enter into sale leaseback arrangements with respect to centers that it owns or acquires. Under such arrangements, KinderCare would be liable for the lease payments, but may be able to acquire a center for its fair market value at the end of the applicable lease term. Implementation of either alternative would be expected to result in lower depreciation, debt and interest expense, and in higher rent expense, in each case compared to such expenses KinderCare would incur if it financed the centers directly as owner. There is no assurance that KinderCare will enter into either of these lease arrangements.

     Capital expenditures during fiscal 1999 totaled approximately $96.6 million. Expenditures for new center development were $57.6 million, while expenditures for renovations of existing facilities were $24.7 million during fiscal 1999. Purchases of equipment were $10.4 million and corporate information systems were $3.9 million during fiscal 1999. Capital expenditures during fiscal 1998 and 1997 totaled approximately $85.0 and $43.7 million, respectively. Expenditures for new center development were $36.5 and $21.3 million, while expenditures for renovations of existing facilities were $23.7 and $12.2 million during fiscal 1998 and 1997, respectively. Purchases of equipment were $22.3 and $7.2 million and corporate information systems were $2.5 and $3.0 million, respectively, during fiscal 1998 and 1997.

     Capital expenditure limits under KinderCare's credit facilities for fiscal year 2000 are $185.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, KinderCare has some ability to incur additional indebtedness under the provisions of the indenture under which the senior subordinated notes were issued and the credit facilities, including through mortgages or sale-leaseback transactions.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations. KinderCare does not use information technology in delivery of its services, but it uses such technology extensively for financial reporting systems, payroll, purchasing and other important support functions.

     KinderCare has completed an inventory of all hardware, software applications and data flow exchanges to, or from, third parties and has identified and assigned test priorities for systems that are critical to KinderCare's operations. KinderCare has completed testing of approximately 75% of its critical systems, has determined that there are no material Year 2000 weaknesses in those systems and has remediated any minor weaknesses identified. KinderCare expects to complete testing of all remaining critical systems and remediation of any identified weaknesses by the end of September 1999.

     KinderCare recently replaced its non-Year 2000 compliant payroll system based primarily on other business considerations. The new human resource/payroll software package has been certified by the vendor as Year 2000 compliant and KinderCare also tested the software for compliance during software implementation. The total cost of purchasing and implementing the human resource/payroll system, most of which was incurred in fiscal 1999, was approximately $2.0 million. These costs have been expensed as incurred or will be amortized over five years in accordance with generally accepted accounting principles.

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

     KinderCare is having limited success in obtaining Year 2000 certifications from government agencies administering subsidized tuition programs. However, KinderCare's preliminary assessment of the Year 2000 risks is that, although payments from these agencies may be delayed, payments ultimately will be made. Management believes that Year 2000 failures among these agencies would not have a material adverse effect on KinderCare's business and operations.

     KinderCare is developing a contingency plan to address any material Year 2000 risks, and this plan is expected to be complete by the end of September 1999. After that time, KinderCare will continue to monitor its Year 2000 risks and will make modifications to its contingency plan as appropriate.

     KinderCare has not incurred significant incremental costs specifically in connection with its Year 2000 project and all upgrades and system replacements made in connection with its Year 2000 project were part of previously planned software and hardware upgrades. In order to achieve Year 2000 compliance, KinderCare has needed, and expects that it will continue to need, only existing employees who otherwise have been assigned to planned upgrades of KinderCare's software and hardware. Although KinderCare has engaged a Year 2000 consultant to validate its testing methodology and to conduct a readiness review, the associated costs are expected to be immaterial.

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

     KinderCare believes that the most reasonably likely worst-case scenario resulting from KinderCare's inability, or the inability of KinderCare vendors or government agencies, to become Year 2000 compliant, includes the following adverse effects:

     o Vendor Problems. KinderCare may be unable to receive materials and supplies due to Year 2000-related failures on the part of its suppliers causing KinderCare to be unable to meet its scheduled new center openings. In addition, suppliers of food and other products necessary to operate existing centers could be affected. Although KinderCare believes that it could obtain these supplies from alternate sources, it would likely result in increased costs.

     o Payment Delays. As discussed above, payments from governmental agencies administering tuition programs could be delayed, requiring KinderCare to fund cash flow requirements through additional borrowings.

     KinderCare's assessment of its Year 2000 compliance is based on numerous assumptions about future events, including third party modification plans. However, there can be no guarantee that this assessment is correct and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

Seasonality

     New enrollments are generally highest in September and January. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holiday periods.

Governmental Laws and Regulations Affecting KinderCare

     Child Care Tax Incentives. Tax incentives for child care programs potentially can benefit KinderCare. Section 21 of the Internal Revenue Code of 1986 provides a federal income tax credit ranging from 20% to 30% of specified child care expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The fees paid to KinderCare by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

     Child Care Assistance Programs. During fiscal 1999, approximately 18% of KinderCare's net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low-income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by KinderCare in the future for use in transporting children between schools and our centers. We anticipate that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase our costs to transport children because school buses are more expensive to purchase and maintain and may require drivers who have commercial licenses. We have ordered approximately 590 school buses, 315 of which have been delivered at August 20, 1999. The remainder are expected to be delivered in early fiscal year 2000.

Inflation and Wage Increases

     Management does not believe that the effect of inflation on the results of KinderCare's operations has been significant in recent periods, including its last three fiscal years.

     Salaries, wages and benefits represented approximately 55.1% of net revenues for fiscal 1999. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. During 1996, Congress enacted an increase in the federal minimum hourly wage from $4.25 to $4.75 effective October 1, 1996, with an additional increase to $5.15 effective on September 1, 1997. The effect of the federal minimum wage increase has not been material to KinderCare's results of operations. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                              May 28, 1999    May 29, 1998
                                                                              ------------    ------------
Assets:
Current assets:
   Cash and cash equivalents..............................................    $      5,750    $     11,820
   Receivables, net.......................................................          19,299          14,987
   Prepaid expenses and supplies..........................................           6,056           4,939
   Deferred income taxes..................................................          14,442          12,412
                                                                              ------------    ------------
        Total current assets..............................................          45,547          44,158

Property and equipment, net...............................................         566,365         508,113
Deferred income taxes.....................................................           3,499          12,030
Deferred financing costs and other assets.................................          23,386          27,238
                                                                              ------------    ------------
                                                                              $    638,797    $    591,539
                                                                              ============    ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Bank overdrafts........................................................    $      7,791    $      8,184
   Accounts payable.......................................................           8,825           9,796
   Current portion of long-term debt......................................          11,586           1,839
   Accrued expenses and other liabilities.................................          88,899          76,221
                                                                              ------------    ------------
        Total current liabilities.........................................         117,101          96,040

Long-term debt............................................................         414,209         401,258
Self insurance liabilities................................................          17,368          20,922
Deferred income taxes.....................................................           5,646           5,444
Other noncurrent liabilities..............................................          32,683          35,975
                                                                              ------------    ------------
        Total liabilities.................................................         587,007         559,639
                                                                              ------------    ------------

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
      none outstanding....................................................              --              --
   Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 9,480,837 and 9,474,197 shares,
      respectively........................................................              95              95
   Additional paid-in capital.............................................           8,355           2,009
   Notes receivable from stockholders.....................................          (1,128)         (1,325)
   Retained earnings......................................................          44,705          31,179
   Accumulated other comprehensive income.................................            (237)            (58)
                                                                              ------------    ------------
        Total stockholders' equity........................................          51,790          31,900
                                                                              ------------    ------------
                                                                              $    638,797    $    591,539
                                                                              ============    ============


See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                     Fiscal Year Ended
                                                                         ------------------------------------------
                                                                         May 28, 1999   May 29, 1998   May 30, 1997
                                                                         ------------   ------------   ------------
Revenues, net.........................................................   $    632,985   $    597,070   $    563,135
                                                                         ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits.......................................        348,868        327,161        300,580
   Depreciation.......................................................         37,384         42,553         34,253
   Rent...............................................................         29,536         27,985         28,140
   Provision for doubtful accounts....................................          4,377          5,529          4,697
   Other..............................................................        145,073        143,148        147,811
   Recapitalization expenses..........................................             --             --         17,277
   Restructuring and other charges, net...............................          4,157          5,201         10,275
                                                                         ------------   ------------   ------------
        Total operating expenses......................................        569,395        551,577        543,033
                                                                         ------------   ------------   ------------
      Operating income................................................         63,590         45,493         20,102
Investment income.....................................................            490            612            232
Interest expense......................................................        (41,843)       (40,677)       (22,394)
                                                                         ------------   ------------   ------------
   Income (loss) before income taxes and extraordinary items..........         22,237          5,428         (2,060)
Income tax expense....................................................          8,711          2,002          3,375
                                                                         ------------   ------------   ------------
   Income (loss) before extraordinary items...........................         13,526          3,426         (5,435)
Extraordinary items --loss on early retirement of debt,
   net of income taxes of $4,815......................................             --             --         (7,532)
                                                                         ------------   ------------   ------------
        Net income (loss).............................................   $     13,526   $      3,426   $    (12,967)
                                                                         ============   ============   ============

Income (loss) per common share:
   Basic - Income (loss) before extraordinary items...................   $       1.43   $       0.36   $      (0.33)
      Extraordinary items - net of income taxes.......................             --             --          (0.46)
                                                                         ------------   ------------   ------------
        Net income (loss).............................................   $       1.43   $       0.36   $      (0.79)
                                                                         ============   ============   ============

   Assuming dilution - Income (loss) before extraordinary items.......   $       1.40   $       0.36   $      (0.33)
      Extraordinary items - net of income taxes.......................             --             --          (0.46)
                                                                         ------------   ------------   ------------
        Net income (loss).............................................   $       1.40   $       0.36   $      (0.79)
                                                                         ============   ============   ============

   Weighted average common shares outstanding.........................      9,477,000      9,397,000     16,479,000
                                                                         ============   ============   ============

   Weighted average common shares outstanding and potential common
      shares..........................................................      9,633,000      9,398,000     16,479,000
                                                                         ============   ============   ============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)

                                                                                                   Accumulated
                                      Common Stock     Additional  Stockholders'                      Other
                                   ------------------     Paid-in         Notes     Retained  Comprehensive    Treasury
                                       Shares  Amount     Capital    Receivable      Earning         Income       Stock       Total
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
Balance at May 31, 1996..........  19,981,807  $  199  $  200,980            --  $    61,799  $         (20) $     (523) $  262,435
                                                                   ------------  -----------  -------------
Comprehensive income:
  Net loss.......................          --      --          --            --      (12,967)            --          --     (12,967)
  Cumulative translation
    adjustment...................          --      --          --            --           --           (120)         --        (120)
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
      Total comprehensive income.          --      --          --            --      (12,967)          (120)         --     (13,087)
Issuance of common stock.........   7,986,842      80     151,670            --           --             --          --     151,750
Purchase and retirement of
  common stock................... (20,217,416)   (201)   (361,685)                   (21,079)            --         523    (382,442)
Purchase of outstanding warrants.          --      --     (11,143)           --           --             --          --     (11,143)
Exercise of stock options and
  warrants.......................   1,617,188      16      19,735            --           --             --          --      19,751
Tax benefit of option exercises..          --      --         443            --           --             --          --         443
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
  Balance at May 30, 1997........   9,368,421      94          --            --       27,753           (140)         --      27,707
                                                                   ------------  -----------  -------------
Comprehensive income:
  Net income.....................          --      --          --            --        3,426             --          --       3,426
  Cumulative translation
     adjustment..................          --      --          --            --           --             82          --          82
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
     Total comprehensive income..                                                      3,426             82                   3,508
Issuance of common stock.........     105,776       1       2,009        (1,490)          --             --          --         520
Proceeds from collection of
  stockholders' notes receivable.          --      --          --           165           --             --          --         165
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
     Balance at May 29, 1998.....   9,474,197      95       2,009        (1,325)      31,179            (58)         --      31,900
                                                                   ------------  -----------  -------------
Comprehensive income:
  Net income.....................          --      --          --            --       13,526             --          --      13,526
  Cumulative translation
    adjustment...................          --      --          --            --           --           (179)         --        (179)
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
    Total comprehensive income...          --      --          --            --       13,526                         --      13,347
Issuance of common stock.........       6,640      --         135          (110)          --             --          --          25
Proceeds from collection of
  stockholders' notes receivable.          --      --          --           307           --             --          --         307
Reversal of pre-fresh-start
  contingency....................          --      --       6,211            --           --             --          --       6,211
                                   ----------  ------  ----------  ------------  -----------  -------------  ----------  ----------
     Balance at May 28, 1999.....   9,480,837  $   95  $    8,355  $     (1,128) $    44,705  $        (237) $       --  $   51,790
                                   ==========  ======  ==========  ============  ===========  =============  =========== ==========

          See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                  Fiscal Year Ended
                                                                      ----------------------------------------
                                                                          May 28,        May 29,        May 30,
                                                                            1999           1998           1997
                                                                      ----------     ----------     ----------
Cash flows from operations:
   Net income (loss)...............................................   $   13,526     $    3,426     $  (12,967)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation...............................................      37,384         42,553         34,253
         Provision for doubtful accounts............................       4,377          5,529          4,697
         Write-down of property and equipment.......................          --             --          6,300
         Amortization of deferred financing costs and other assets..       3,169          3,111          1,822
         (Gain) loss on sales and disposals of property and
           equipment, net...........................................        (639)           105            (12)
         Deferred tax expense.......................................       6,703          1,150         (1,982)
         Extraordinary items - loss on early retirement of debt,
           net of income taxes......................................          --             --          7,532
         Changes in operating assets and liabilities:
         Increase in receivables....................................      (9,453)        (7,884)        (2,481)
         Decrease (increase) in prepaid expenses and supplies.......      (1,117)         1,175          3,002
         Decrease (increase) in other assets........................         272         (1,590)         2,004
         Increase in accounts payable, accrued expenses and other
           liabilities..............................................      11,072          8,791          8,189
         Other, net.................................................        (179)            82           (120)
                                                                      ----------     ----------     ----------
      Net cash provided by operating activities......................     65,115         56,448         50,237
                                                                      ----------     ----------     ----------
Cash flows from investing activities:
   Purchases of property and equipment...............................    (96,634)       (84,954)       (43,748)
   Proceeds from sales of property and equipment.....................      1,637          3,691         12,438
   Proceeds from collection of notes receivable and other............      1,175            765            396
                                                                      ----------     ----------     ----------
      Net cash used by investing activities..........................    (93,822)       (80,498)       (30,914)
                                                                      ----------     ----------     ----------
Cash flows from financing activities:
   Proceeds from long-term borrowings................................     50,000         20,000        350,000
   Deferred financing costs..........................................         --             --        (27,160)
   Proceeds from issuance of common stock............................         25            520        151,750
   Exercise of stock options and warrants............................         --             --         20,194
   Proceeds from collection of stockholders' notes receivable........        307            165             --
   Payments on long-term borrowings..................................    (27,302)       (11,792)      (107,558)
   Purchase and retirement of common stock...........................         --             --       (382,442)
   Purchases of treasury stock and warrants..........................         --             --        (11,143)
   Bank overdrafts...................................................       (393)         2,827         (4,411)
                                                                      ----------     ----------     ----------
      Net cash provided (used) by financing activities...............     22,637         11,720        (10,770)
                                                                      ----------     ----------     ----------
   Increase (decrease) in cash and cash equivalents..................     (6,070)       (12,330)         8,553
Cash and cash equivalents at the beginning of the fiscal year........     11,820         24,150         15,597
                                                                      ----------     ----------     ----------
   Cash and cash equivalents at the end of the fiscal year........... $    5,750     $   11,820     $   24,150
                                                                      ==========     ==========     ==========

Supplemental cash flow information:
   Interest paid....................................................  $   31,472     $   36,744     $   14,325
   Income taxes paid, net............................................        688            561          3,160


See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of early childhood care and education services in the United States. At May 28, 1999, KinderCare operated a total of 1,160 centers, with 1,158 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries: Mini-Skools Limited; KC Development Corp.; KinderCare Real Estate Corp.; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

     KinderCare's fiscal year ends on the Friday closest to May 31. The first quarter is 16 weeks long and the second, third and fourth quarters are each 12 weeks long. References to fiscal 1999, fiscal 1998 and fiscal 1997 are to the 52 weeks ended May 28, 1999, May 29, 1998 and May 30, 1997, respectively.

Revenue Recognition

     KinderCare recognizes revenue for child care services as earned. Net revenues include tuition, fees and non-tuition income, reduced by discounts. KinderCare receives fees for reservation, registration, education and transportation services. Non-tuition income is primarily comprised of field trip revenue.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in banks and liquid investments with original maturities, at the date of acquisition, not exceeding 90 days.

Property and Equipment

     Property and equipment are stated at cost. Depreciation on buildings and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term, including expected lease renewal options where KinderCare has the unqualified right to exercise the option.

     KinderCare's property and equipment is depreciated using the following estimated useful lives:

                                                             Life
                                                        --------------

     Buildings.......................................   10 to 40 years
     Building renovations............................    2 to 10 years
     Leasehold improvements..........................    2 to 10 years
     Computer equipment..............................    3 to  5 years
     All other equipment.............................    3 to 10 years


     During the fourth quarter of fiscal 1998, KinderCare changed the estimated useful life of auxiliary equipment to three years and the salvage value to 50% of the original cost. The change was made to better align the estimated useful life and salvage value of auxiliary equipment with actual experience. Depreciation expense increased $9.4 million in fiscal 1998 as a result of the change in estimate. The after-tax impact was a reduction in net income and basic and diluted income per share of $5.6 million and $0.60 per share, respectively. Auxiliary equipment is comprised of educational supplies, such as toys, books and playground equipment, furniture, cots and kitchen and other equipment used in the operation of a center. Auxiliary equipment is depreciated to 50% of its initial cost on the straight-line basis over three years. Subsequent replacements are expensed when placed in service.

Asset Impairments

     Long-lived assets and certain identifiable intangibles to be held and used by KinderCare are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. KinderCare regularly evaluates long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, KinderCare records an impairment charge, if necessary, to reduce the carrying value to estimated fair value. During fiscal 1999, an impairment charge of $2.1 million was recorded with respect to certain underperforming community centers. The impairment charge was included as a component of depreciation expense in the statement of operations.

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities.

Pre-Opening Costs

     Pre-opening costs, which are expensed as incurred, include training salaries, grand opening and promotion expenses and the initial purchase of forms and supplies needed to operate the center.

Self-Insurance Programs

     KinderCare is self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims.

Income Taxes

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock-Based Compensation

     KinderCare measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides, if material, pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

Comprehensive Income

     Effective May 30, 1998, KinderCare adopted SFAS No. 130, Reporting Comprehensive Income. KinderCare has disclosed comprehensive income and its components in the consolidated statements of stockholders' equity and comprehensive income for all periods presented. Comprehensive income does not include the reversal of certain contingency accruals established in fresh-start reporting when KinderCare emerged from bankruptcy in March 1993. Such amounts are credited to additional paid-in capital.

Net Income (Loss) per Share

     KinderCare reports basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares. The potential common shares for fiscal 1997 were not included in the calculation of diluted loss per share due to their anti-dilutive effect when a loss before extraordinary items exists.

Reporting for Segments

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. No changes have been made to KinderCare's current year's or previous years' disclosures as a result of adoption of SFAS No. 131.

Recently Issued Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

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

2.   Recapitalization

     On October 3, 1996, KinderCare and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger. KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co. ("KKR"), a private investment firm. Pursuant to the merger agreement, on February 13, 1997, KCLC was merged with and into KinderCare, with KinderCare continuing as the surviving corporation. Upon completion of the merger, affiliates of KKR owned 7,828,947 shares, or approximately 83.6% of the 9,368,421 shares of common stock outstanding after the merger. At May 29, 1998, the Partnership owned 82.6% of the outstanding common stock of KinderCare. Subject to certain provisions of the merger agreement, each issued and outstanding share of common stock was converted, at the election of the holder, into either the right to receive $19.00 in cash or the right to retain one share of common stock, subject to proration.

     In connection with the merger, KinderCare repaid the then outstanding $91.6 million balance on KinderCare's previous $150.0 million credit facility and paid $382.4 million to redeem common stock, warrants and options. In order to fund the transactions contemplated by the merger, collectively referred to as the recapitalization, KinderCare issued $300.0 million 9 1/2% senior subordinated notes, executed a revolving credit facility of $300.0 million, borrowed $50.0 million from a term loan facility and issued 7,828,947 shares of common stock to KKR affiliates for $148.8 million.

     During the third and fourth quarters of fiscal 1997, non-recurring costs in connection with the recapitalization of approximately $17.3 million were incurred and expensed. Additionally, financing costs of $27.2 million were deferred, classified as other assets and are being amortized over the lives of the applicable debt facilities.

3.   Restructuring and Other Charges (Income), Net

     KinderCare is in the process of negotiating early termination of operating leases for 36 underperforming centers. During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to such terminations. The provision includes an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. KinderCare expects the 36 centers to be closed by mid fiscal year 2000. During fiscal 1999, 1998 and 1997, these centers contributed aggregate net revenues of $12.1, $12.6 and $12.9 million, respectively. Aggregate operating losses of $3.2, $2.1 and $1.4 million were incurred in fiscal 1999, 1998 and 1997, respectively related to the centers.

     During the fourth quarter of fiscal 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon in fiscal 1998. In connection with the relocation, KinderCare recognized $0.2 and $5.7 million in restructuring costs during fiscal 1999 and 1998, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining restructuring reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding. During the fourth quarter of fiscal 1997, restructuring costs, primarily severance related, of $3.4 million and a $5.0 million charge to write down KinderCare's then headquarters facility in Montgomery, Alabama to net realizable value were recognized.

     During the fourth quarter of fiscal 1999, $0.6 million of non-recurring costs were written off in connection with KinderCare's decision not to proceed with a public equity offering.

     During the fourth quarter of fiscal 1997, KinderCare recorded impairment losses of $1.9 million, comprised of $1.3 million with respect to long-lived assets held in the United Kingdom and $0.6 million related to anticipated closure costs for Kids Choice(TM) centers, which are centers that cater solely to school age children during the before and after school hours in separate facilities designed for this age group. KinderCare has discontinued implementing this concept in its new centers. Additionally, charges of approximately $1.5 million were incurred to write-off deferred pre-opening costs on new centers and certain marketing materials.

     During the third quarter of fiscal 1998, KinderCare, as a member of the Presidential Life Global Class Action, received a $0.5 million payment, net of attorneys' fees, as settlement of a claim in the United States District Court in New York. During the second quarter fiscal 1997, a $1.5 million interest payment was received from Enstar Group Inc., KinderCare's former parent, in connection with a settlement of KinderCare's claim in the U.S. Bankruptcy court in Montgomery, Alabama.

4.   Receivables

     Receivables consist of the following, with dollars in thousands:

                                                             May 28, 1999     May 29, 1998
                                                             ------------     ------------
          Tuition..........................................    $   22,091       $   17,817
          Allowance for doubtful accounts..................        (4,326)          (3,695)
                                                               ----------       ----------
                                                                   17,765           14,122
          Other............................................         1,534              865
                                                               ----------       ----------
                                                               $   19,299       $   14,987
                                                               ==========       ==========

5.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consist of the following, with dollars in thousands:

                                                             May 28, 1999     May 29, 1998
                                                             ------------     ------------
          Prepaid rent.....................................    $    2,898       $    3,279
          Inventories......................................         2,364            1,224
          Other............................................           794              436
                                                               ----------       ----------
                                                               $    6,056       $    4,939
                                                               ==========       ==========

6.   Property and Equipment

     Property and equipment consist of the following, with dollars in thousands:

                                                             May 28, 1999     May 29, 1998
                                                             ------------     ------------
          Land.............................................    $  155,742       $  147,535
          Buildings and leasehold improvements.............       418,413          364,235
          Equipment........................................       130,610          107,472
          Construction in progress.........................        22,809           18,097
                                                               ----------       ----------
                                                                  727,574          637,339
          Accumulated depreciation and amortization........      (161,209)        (129,226)
                                                               ----------       ----------
                                                               $  566,365       $  508,113
                                                               ==========       ==========

7.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following, with dollars in thousands:

                                                                 May 28, 1999     May 29, 1998
                                                                 ------------     ------------
          Accrued compensation, benefits and related taxes......   $   30,734       $   29,475
          Accrued interest......................................        8,979            8,845
          Deferred revenue......................................       11,312            8,210
          Accrued property taxes................................        7,450            6,605
          Accrued restructuring and other charges...............        4,239            1,625
          Self insurance........................................        7,059            7,103
          Accrued income taxes..................................        4,633            3,047
          Other.................................................       14,493           11,311
                                                                   ----------       ----------
                                                                   $   88,899       $   76,221
                                                                   ==========       ==========

8.   Long-Term Debt

     Long-term debt consists of the following, with dollars in thousands:

                                                                                May 28,        May 29,
                                                                                  1999           1998
                                                                            ----------     ----------
          Secured:
            Borrowings under revolving credit facility, interest at
              adjusted LIBOR plus 1.25% and 2.50%, respectively ($20.0
              million at 6.18% and $15.0 million at 6.15% at
              May 28, 1999 and 7.15% at May 29, 1998)....................   $   35,000     $   10,000
            Term loan facility, interest at adjusted LIBOR plus
              2.50% and 3.00%, respectively  (7.41%  and 8.14%,
              respectively)..............................................       49,000         49,500
            Industrial refunding revenue bonds at variable rates of
              interest from 3.60% to 5.00% and 4.05% to 5.70%,
              respectively, supported by letters of credit, maturing
              calendar 1999 to 2009......................................       33,025         33,025
            Real and personal property mortgages payable in monthly
              installments
              through calendar 1999, interest rate of 8.00%..............        4,193          5,223
            Industrial revenue bonds secured by real property with
              maturities to calendar 2005 at interest rates of 5.43%
              to  9.75% and 5.95% to 12.75%, respectively................        4,577          5,190
          Unsecured:
            Senior subordinated notes due 2009, interest at 9 1/2%,
              payable semi-annually......................................      300,000        300,000
            Senior subordinated notes due 2001, interest at 10 3/8 %,
              payable semi-annually......................................           --            159
                                                                            ----------     ----------
                                                                               425,795        403,097
          Less current portion of long-term debt.........................       11,586          1,839
                                                                            ----------     ----------
                                                                            $  414,209     $  401,258
                                                                            ==========     ==========

Credit Facilities

     KinderCare has credit facilities which are provided by a syndicate of financial institutions. The credit facilities consist of the $90.0 million term loan facility, of which $50.0 million was drawn at the time of the recapitalization and $40.0 million has since expired, and the $300.0 million revolving credit facility. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $25.0 million for selected short-term borrowings. The term loan facility will mature on February 13, 2006 and provides for $0.5 million annual interim amortization. The revolving credit facility commitment will mature on February 13, 2004. KinderCare's obligations under the credit facilities are guaranteed by subsidiaries of KinderCare and secured by a pledge of stock of KinderCare subsidiaries.

     The credit facilities bear interest, at KinderCare's option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals:

     o    an adjusted LIBOR rate plus
          - in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 2.50% to 3.00%
          - in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 1.25% to 2.50%

     o    an alternative base rate plus
          - in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 1.25% to 1.75%
          - in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 0.00% to 1.25%

     At May 28, 1999, the amount outstanding on the term loan facility was $49.0 million and the interest rate was 7.41%, which was adjusted LIBOR plus 2.50%. Under the revolving credit facility, $20.0 million was outstanding at an interest rate of 6.18% and $15.0 million was outstanding at an interest rate of 6.15%, which was adjusted LIBOR plus 1.25%,

     KinderCare also pays a commitment fee calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA or EBITDA to interest expense-dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At May 28, 1999, the commitment fee rate was 0.30%. This fee is payable quarterly in arrears.

     In addition, KinderCare pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR, less a fronting fee calculated at a rate equal to 0.125% per year. At May 28, 1999, the letter of credit fee rate was 1.50%, including the fronting fee. These fees are payable quarterly in arrears. In addition, KinderCare will pay customary transaction charges in connection with any letter of credit. At May 28, 1999, KinderCare had approximately $42.0 million committed under outstanding letters of credit.

     The term loan facility will be subject to mandatory prepayment with the proceeds of specified asset sales, specified debt issuances and, on an annual basis, with 50% of KinderCare's excess cash flow. The term loan facility is also subject to mandatory prepayment with the proceeds of specified sale leaseback transactions, child care center mortgage financings and real estate securitization transactions involving properties owned, operated or leased on the date of the February 3, 1997 closing of the credit facilities, but only to the extent that such proceeds exceed $50 million in the aggregate.

     The credit facilities contain customary covenants and provisions that restrict KinderCare's ability to:

     o    change its business
     o    declare dividends
     o    grant liens
     o    incur additional indebtedness
     o    make capital expenditures

     In addition, the credit facilities provide that KinderCare must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

Industrial Revenue Bonds

     Series A Through E Industrial Revenue Bonds. KinderCare is obligated to various issuers of industrial revenue bonds, which are referred to as refunded IRBs. Such bonds mature from calendar 1999 to 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping specific facilities of KinderCare. At May 28, 1999, the refunded IRBs bore interest at variable rates from 3.60% to 5.00%, and each is secured by a letter of credit under the revolving credit facility.

     Other IRBs. KinderCare also is obligated to various issuers of other industrial revenue bonds which mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care facilities and the IRBs are secured by these facilities. At May 28, 1999, the IRBs bore interest at rates of 5.43% to 9.75%, and each is secured by a letter of credit under the revolving credit facility.

Senior Subordinated Notes

     9 1/2% Notes. In fiscal 1997, KinderCare issued $300.0 million aggregate principal amount of 9 1/2% unsecured senior subordinated notes under an indenture between KinderCare and Marine Midland Bank, as trustee. The 9 1/2% notes are due February 15, 2009 and are general unsecured obligations of KinderCare, ranked behind all existing and future indebtedness of KinderCare that is not expressly ranked behind, or made equal with, the notes. The 9 1/2% notes bear interest at a rate of 9 1/2% per year, payable semi-annually on February 15 and August 15 of each year.

     The 9 1/2% notes may be redeemed at any time, in whole or in part, on or after February 15, 2002 at a redemption price equal to 104.75% of the principal amount of the notes in the first year and declining yearly to par at February 15, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to February 15, 2000, KinderCare may also redeem with the proceeds of one or more equity offerings of KinderCare up to 40% of the original aggregate principal amount of the notes originally issued at a redemption price equal to 109.5% of the aggregate principal amount of the notes plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 60% of the original aggregate principal amount of the notes remain outstanding immediately after each such redemption.

     Upon the occurrence of a change of control, KinderCare will be required to make an offer to repurchase all notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

     The indenture governing the notes contains covenants that limit the ability of KinderCare and its subsidiaries to:

     o    incur additional indebtedness or liens
     o    incur or repay other indebtedness
     o    pay dividends or make other distributions
     o    repurchase equity interests
     o    consummate asset sales
     o    enter into transaction with affiliates
     o merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of KinderCare or its subsidiaries
     o    enter into guarantees of indebtedness

     10 3/8% Notes. In fiscal 1994, KinderCare issued $100.0 million aggregate principal amount of 10 3/8% unsecured senior subordinated notes due June 1, 2001. In connection with the recapitalization, KinderCare retired 99.7% of the 10 3/8% senior subordinated notes. During fiscal 1999 and 1998 KinderCare repurchased all remaining aggregate principal amount of 10 3/8% senior subordinated notes.

Principal Payments

     The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 28, 1999 are as follows, with dollars in thousands:

          Fiscal Year:
          2000..............................................   $  11,586
          2001..............................................      14,475
          2002..............................................         717
          2003..............................................       4,733
          2004..............................................      35,635
          Thereafter........................................     358,649
                                                               ---------
                                                               $ 425,795
                                                               =========

9.   Income Taxes

     The provision (benefit) for income taxes attributable to income (loss) before income taxes and extraordinary items consists of the following, with dollars in thousands:

                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                         May 28, 1999     May 29, 1998     May 30, 1997
                                                         ------------     ------------     ------------
     Current:
        Federal.......................................   $      1,360     $        470     $      3,980
        State ........................................            648               60              815
        Foreign.......................................              --              322              562
                                                         ------------     ------------     ------------
                                                                2,008              852            5,357
                                                         ============     ============     ============
     Deferred:
        Federal.......................................          6,068            3,224           (1,390)
        State ........................................            758            1,426             (530)
        Foreign ......................................           (123)          (3,500)             (62)
                                                         ------------     ------------     ------------
                                                                6,703            1,150           (1,982)
                                                         ------------     ------------     ------------
                                                         $      8,711            2,002            3,375
                                                         ============     ============     ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income (loss) before income taxes and extraordinary items, with dollars in thousands, is as follows:

                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                         May 28, 1999     May 29, 1998     May 30, 1997
                                                         ------------     ------------     ------------
     Expected tax provision (benefit) on income (loss)
        before income taxes and extraordinary items at
        the federal rate of 35%......................... $      7,783     $      1,900     $       (721)
     State income taxes, net of federal tax benefit.....        1,084              265             (235)
     Non-deductible and other expenses..................           93              101            4,594
     Foreign subsidiary valuation adjustment............          436                -                -
     Tax credits, net of valuation adjustment...........         (948)            (332)            (620)
     Other, net.........................................          263               68              357
                                                         ------------     ------------     ------------
                                                         $      8,711     $      2,002     $      3,375
                                                         ============     ============     ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows, with dollars in thousands:

                                                                       May 28, 1999     May 29, 1998
                                                                       ------------     ------------
          Deferred tax assets:
            Self-insurance reserves..................................   $     9,879      $    11,232
            Net operating loss carryforwards.........................         5,212            9,461
            Capital loss carryforwards...............................           374              361
            Property and equipment, basis differences................           176               --
            Tax credits..............................................        10,748            9,466
            Vacation and Bonus Pay...................................         2,665            2,537
            Other....................................................         7,319            4,860
                                                                        -----------      -----------
              Total gross deferred tax assets........................        36,373           37,917
                Less valuation allowance.............................        (3,449)          (3,000)
                                                                        -----------      -----------
              Net deferred tax assets................................        32,924           34,917
                                                                        -----------      -----------
          Deferred tax liabilities:
            Property and equipment, basis differences................       (11,184)          (6,853)
            Property and equipment, basis differences of foreign
              subsidiaries...........................................        (5,823)          (5,444)
            Stock basis of foreign subsidiary........................        (3,622)          (3,622)
                                                                        -----------      -----------
              Total gross deferred tax liabilities...................       (20,629)         (15,919)
                                                                        -----------      -----------
              Financial statement net deferred tax assets............   $    12,295      $    18,998
                                                                        ===========      ===========

     The valuation allowance increased by $0.4 million during fiscal 1999. Deferred tax assets have been recognized to the extent of existing deferred tax liabilities and income taxes paid that are subject to recovery through carryback. Future recognized tax benefits relating to the valuation allowance of $3.4 million will reduce tax expense.

     At May 28, 1999, KinderCare had $12.8 million of net operating losses available for carryforward which expire in fiscal year 2013. Utilization of the net operating losses is subject to an annual limitation of $9.8 million. KinderCare also has capital losses of $0.9 million, which are available to offset future capital gains, and expire in fiscal year 2000. Additionally, KinderCare has tax credits available for carryforward for federal income tax purposes of $10.7 million, which are available to offset future federal income taxes through fiscal year 2014.

10.  Benefit Plans

Stock Purchase and Option Plans

     During 1993, KinderCare adopted the KinderCare Learning Centers, Inc. 1993 Stock Option and Incentive Plan, referred to as the 1993 Plan. Prior to the merger, this plan authorized a committee of the Board of Directors of KinderCare to grant or award to eligible employees of KinderCare and its subsidiaries and affiliates, stock options and restricted stock and related warrants of KinderCare beginning on March 31, 1993. In connection with the 1993 Plan, KinderCare reserved approximately 1.9 million shares of common stock for issuance to employees of KinderCare upon exercise of options available for grants made by the Board of Directors of KinderCare.

     At the effective time of the merger, all stock options granted by KinderCare under the 1993 Plan were cancelled and each option was exchanged for a payment from KinderCare after the merger (subject to any applicable withholding taxes) equal to the product of (i) the total number of shares of common stock previously subject to such stock option and (ii) the excess of $19.00 over the exercise price per share of the common stock previously subject to such stock option. The cancellation of the stock options resulted in payments of approximately $3.8 million. The 1993 Plan was terminated at the effective time of the merger.

     During fiscal 1997, the Board of Directors of KinderCare adopted and, during fiscal 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the 1997 Plan. The 1997 Plan authorizes grants of stock or stock options covering 2,500,000 shares of KinderCare's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     During fiscal 1999, 1998 and 1997, senior management purchased 6,640, 105,776 and 157,895 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. Certain members of senior management executed term notes with KinderCare in order to purchase the restricted stock. The term notes are due February 20, 2008 and bear interest at 5.84% per annum, payable semi-annually on June 30 and December 31. At May 28, 1999, the term notes totaled $1.1 million and are reflected as a component of stockholders' equity.

     Options to acquire an aggregate of 54,100, 264,440 and 421,053 shares of common stock were granted to certain key management employees during fiscal 1999, 1998 and 1997, respectively. Each of such options had a weighted average fair value, calculated using the Black Scholes option pricing model, of approximately $11.14, $7.53 and $8.35 on the date of grant in fiscal 1999, 1998 and 1997, respectively. The assumptions used during fiscal 1999, 1998 and 1997, respectively, to estimate the grant date present value were volatility of 33.6%, 26.0% and 28.0%, risk-free rate of return of 5.9%, 5.5% and 5.8% dividend yield of 0.0% and time to exercise of seven years. All of the stock options granted were non-qualified options which vest 20% per year over a five-year period. No other options were outstanding at May 28, 1999.

     Grants or awards under the 1997 Plan are made at prices determined by the Board of Directors. Options granted during fiscal 1999 have exercise prices ranging from $19.93 to $20.57 per share. All options granted during fiscal 1998 and 1997 have an exercise price of $19.00 per share.

     A summary of outstanding options is as follows:

                                                                             Weighted
                                                                              Average
                                                             Number of       Exercise
                                                                Shares          Price
                                                            ----------      ---------
          Outstanding at May 31, 1996......................    744,138      $   11.48
            Granted........................................    460,053          18.60
            Exercised......................................   (596,058)         11.70
            Canceled.......................................   (187,080)         11.36
                                                            ----------      ---------
          Outstanding at May 30, 1997......................    421,053          19.00
            Granted........................................    264,440          19.00
                                                            ----------      ---------
            Outstanding at May 29, 1998....................    685,493          19.00
            Granted........................................     54,100          20.12
            Canceled.......................................     (2,500)         19.93
                                                            ----------      ---------
          Outstanding at May 28, 1999......................    737,093      $   19.08
                                                            ==========      =========

     Options outstanding at May 28, 1999 have a remaining contractual life of
7.8 years. Exercisable options at May 28, 1999 totaled 257,487.

     As discussed in Note 1, KinderCare has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for KinderCare's stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant, KinderCare's net income and basic and diluted income per share for fiscal 1999 would have been $12.8 million and $1.35 and $1.32 per share compared to the reported amounts of $13.5 million and $1.43 and $1.40, respectively. Net income and basic and diluted income per share would have been $2.8 million and $0.29 per share compared to the reported amounts of $3.4 million and $0.36, respectively, in fiscal 1998. During fiscal 1997, the pro forma and reported amounts did not materially differ.

Savings and Investment Plan

     The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. All employees over the age of 21 of KinderCare and its subsidiaries are eligible to participate in the Savings Plan on the quarterly entry date after the employee has been employed a minimum of six months and completed 1,000 hours of service. Participants may contribute, in increments of 1%, up to 18% of their compensation to the Savings Plan. The Board of Directors elected from April 1, 1991 to December 31, 1998, not to match employee contributions. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

Nonqualified Deferred Compensation Plan

     The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, referred to as the Deferred Comp. Plan, effective August 1, 1996 and approved the restatement of the Deferred Comp. Plan effective August 1, 1996. Under the Deferred Comp. Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

Directors' Deferred Compensation Plan

     On May 27, 1998, the Board of Directors adopted the Directors' Deferred Compensation Plan, referred to as the Directors' Deferred Comp. Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Deferred Comp. Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Deferred Comp. Plan, of KinderCare's common stock.

     Distributions from the Directors' Deferred Comp. Plan are made in cash and reflect the value per share of the common stock at the time of distribution multiplied by the number of phantom shares credited to the director's account. Distributions from the Directors' Deferred Comp. Plan occur upon the earlier of
(1) the first day of the year following the director's retirement or separation from the Board or (2) termination of the Directors' Deferred Comp. Plan.

11.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for KinderCare's financial instruments at May 28, 1999 and May 29, 1998.

Cash and cash equivalents, receivables and current liabilities

     Fair value approximates carrying value as reflected in the consolidated balance sheets at May 28, 1999 and May 29, 1998 because of the short-term maturity of these instruments.

Long-term debt

     The carrying value of KinderCare's 9 1/2% senior subordinated notes, at May 28, 1999 and May 29, 1998, approximated fair value based on current market activity. The carrying values for KinderCare's remaining long-term debt of $125.8 and $103.1 million at May 28, 1999 and May 29, 1998, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

12.  Commitments and Contingencies

     KinderCare conducts a portion of its operations from leased or subleased day care centers. Subsequent to January 1, 1993, KinderCare re-negotiated certain day care center leases to amend the terms to allow KinderCare the right to terminate the lease at any time with minimal notice. In connection with the termination option, KinderCare, in certain instances, prepaid up to 12 months rent. Such amounts, totaling approximately $3.2 million, are being amortized on a straight line basis over the termination transition period or over the appropriate remaining months of the lease period. At May 28, 1999, the remaining unamortized balance of the prepaid amount was $2.1 million.

     Each vehicle in KinderCare's fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that KinderCare guarantee specified residual values upon cancellation. In most cases, KinderCare expects that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $10.7, $10.9 and $10.1 million for fiscal 1999, 1998 and 1997, respectively.

     Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 28, 1999, with dollars in thousands:

          Fiscal Year:
          ------------
          2000......................................  $  18,610
          2001......................................     15,008
          2002......................................     12,725
          2003......................................     11,380
          2004......................................      9,816
          Subsequent years..........................     59,100

     At May 28, 1999, KinderCare had a revolving credit facility of $300.0 million, of which $42.0 million was committed under outstanding letters of credit and $35.0 was drawn.

     KinderCare is presently, and is from time to time, subject to claims and litigation arising in the ordinary course of business, including claims and litigation involving allegations of physical or sexual abuse of children. In certain of such actions, plaintiffs request damages that are covered by insurance. KinderCare believes that none of the claims or litigation of which it is aware will materially affect its financial position, operating results or cash flows, although absolute assurance cannot be given with respect to the ultimate outcome of any such actions.

13.  Stock Repurchase Programs

     On May 2, 1996, the Board of Directors authorized the repurchase of $10 million of KinderCare's common stock and increased it to $23.0 million on June 3, 1996. During fiscal 1997, under the stock buyback program, 852,500 shares and 315,000 warrants were repurchased for $14.1 million. All shares repurchased were retired. Other than in connection with the merger, no additional shares or warrants were repurchased subsequent to July 22, 1996 and the stock buyback programs were terminated at the effective time of the merger.

14.  Extraordinary Items

     During fiscal 1997, KinderCare purchased $99.4 million aggregate principal amount of its 10 3/8% senior subordinated notes for an aggregate price of $108.3 million. This transaction included the write-off of deferred financing costs of $1.7 million and resulted in an extraordinary loss of $6.5 million, net of income taxes of $4.1 million. In addition, in connection with the recapitalization, an extraordinary loss of $1.0 million, net of income taxes of $0.7 million, was recognized for the write-off of deferred financing costs related to KinderCare's previous credit facility.

15.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 1999 and fiscal 1998 is as follows, with dollars in thousands, except per share data:

                                                       First           Second            Third          Fourth
                                                     Quarter (a)      Quarter (b)      Quarter (b)      Quarter (b)
                                                     -----------      -----------      -----------      -----------
Fiscal year ended May 28, 1999:
   Revenues, net...................................  $   192,274      $   142,237      $   143,039      $   155,435
   Operating income ...............................       18,230           13,225           16,820           15,315
   Net income......................................        3,543            2,221            4,624            3,138
   Basic net income per share......................         0.37             0.23             0.49             0.33
   Diluted net income per share....................         0.37             0.23             0.48             0.32

Fiscal year ended May 29, 1998:
   Revenues, net.................................... $   180,562      $   135,587      $   134,823      $   146,098
   Operating income.................................      12,649            9,807           12,633           10,404
   Net income.......................................          28              319            2,060            1,019
   Basic and diluted income per share...............        0.00             0.03             0.22             0.11

--------------

(a)  Sixteen week quarter

(b)  Twelve week quarters

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc. and subsidiaries ("the Company") as of May 28, 1999 and May 29, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended May 28, 1999, May 29, 1998 and May 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 28, 1999 and May 29, 1998, and the results of their operations and their cash flows for each of the years ended May 28, 1999, May 29, 1998 and May 30, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Portland, Oregon
July 9, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table sets forth information regarding the directors that are subject to the reporting requirements of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. For information concerning directors' ownership of common stock, see "Item 12. Security Ownership of Certain Beneficial Owners."

                                Position with the Company, Year First Elected
                               Director, Principal Occupation During at Least
       Name and Age              the Last Five Years and Other Directorships
------------------------     --------------------------------------------------
David J. Johnson........     David J. Johnson joined KinderCare as Chief
(53)                         Executive Officer and Chairman of the Board in
                             February 1997. Between September 1991 and November
                             1996, Mr. Johnson served as President, Chief
                             Executive Officer and Chairman of the Board of Red
                             Lion Hotels, Inc., which was formerly a KKR
                             affiliate, or its predecessor. From 1989 to
                             September 1991, Mr. Johnson was a general partner
                             of Hellman & Friedman, a private equity investment
                             firm based in San Francisco. From 1986 to 1988, he
                             served as President, Chief Operating Officer and
                             director of Dillingham Holdings, a diversified
                             company headquartered in San Francisco. From 1984
                             to 1987, Mr. Johnson was President and Chief
                             Executive Officer of Cal Gas Corporation, a
                             principal subsidiary of Dillingham Holdings.

Henry R. Kravis.........     Henry R. Kravis has been a director of KinderCare
(55)                         since February 1997. He is a managing member of KKR
                             & Co. L.L.C., the limited liability company which
                             serves as the general partner of KKR. He is also a
                             director of Accuride Corporation, Amphenol
                             Corporation, Borden, Inc., The Boyds Collection,
                             Ltd., Evenflo Company, Inc., The Gillette Company,
                             IDEX Corporation, KSL Recreation Corporation,
                             Owens-Illinois, Inc., PRIMEDIA, Inc., Randalls Food
                             Markets, Inc., Regal Cinemas, Inc., Sotheby's
                             Holdings, Inc., Spalding Holdings Corporation, and
                             TI Group plc.

George R. Roberts.......     George R. Roberts has been a director of KinderCare
(55)                         since February 1997. He is a managing member of KKR
                             & Co. L.L.C., the limited liability company which
                             serves as the general partner of KKR. He is also a
                             director of Accuride Corporation, Amphenol
                             Corporation, Borden, Inc., The Boyds Collection,
                             Ltd., BRW Acquisition, Inc., Evenflo Company, Inc.,
                             IDEX Corporation, KSL Recreation Corporation,
                             MedCath Incorporated, Neway Anchorlok International
                             Inc., Owens-Illinois, Inc., Owens-Illinois Group,
                             Inc., PRIMEDIA, Inc., Randalls Food Markets, Inc.,
                             Regal Cinemas, Inc., Rhine Reinsurance Company,
                             Safeway Inc., Spalding Holdings Corporation,
                             Trinity Acquisition plc, which is the parent
                             company of Willis Corroon Group Limited, United
                             Fixtures Company, and U.S. Natural Resources Inc.

Clifton S. Robbins......     Clifton S. Robbins has been a director of
(40)                         KinderCare since February 1997. Mr. Robbins was a
                             General Partner of KKR from January 1, 1995 until
                             January 1, 1996 when he became a member of the
                             limited liability company which serves as the
                             general partner of KKR. Prior to that, he was an
                             executive of that company. Mr. Robbins is also a
                             director of Borden Inc., Corning Consumer Products,
                             IDEX Corporation, Newsquest plc and Regal Cinemas,
                             Inc.

Nils P. Brous...........     Nils P. Brous has been a director of KinderCare
(35)                         since February 1997. Mr. Brous has been an
                             executive of KKR since 1992. Prior to that time, he
                             was an associate at Goldman, Sachs & Co. Mr. Brous
                             is also a director of Bruno's, Inc., Randall's
                             Food Markets, Inc. and Nexstar Financial
                             Corporation.

Stephen A. Kaplan.......     Stephen A. Kaplan has been a director of KinderCare
(40)                         since January 1996. He has been a Principal of
                             Oaktree Capital Management, LLC since 1995. Oaktree
                             provides investment management services pursuant to
                             a sub-advisory agreement with TCW Asset Management
                             Company, the general partner of TCW Special Credits
                             Fund V-The Principal Fund. Mr. Kaplan was a
                             Managing Director of Trust Company of the West from
                             1993 to 1995. Prior to that time, Mr. Kaplan was a
                             partner with the law firm of Gibson, Dunn &
                             Crutcher. Mr. Kaplan is also a director of Acorn
                             Products, Inc., CollaGenex Pharmaceuticals, Inc.,
                             Cherokee International, L.L.C., GeoLogistics
                             Corporation and Roller Bearing Holding Co.

Messrs. Kravis and Roberts are first cousins.

Committees of KinderCare's Board of Directors

     The Board of Directors of KinderCare has three standing committees: (1) an audit committee, (2) a compensation committee and (3) an executive committee.

     Executive Committee. Messrs. Johnson, Robbins and Brous comprise the executive committee of the Board of Directors. The executive committee exercises authority of the Board of Directors, to the extent permitted by law, in the management of the business of KinderCare between meetings of the full Board of Directors.

     Audit Committee. The audit committee consists of Messrs. Robbins and Brous. The Audit Committee selects and engages, on behalf of KinderCare, the independent public accountants to audit KinderCare's annual financial statements, reviews and approves the planned scope of the annual audit and reviews KinderCare's internal accounting practices and policies.

     Compensation Committee. Messrs. Robbins, Brous and Kravis serve as members of the compensation committee. The compensation committee establishes compensation levels for officers of KinderCare and performs such functions as provided under KinderCare's employee benefit programs and executive compensation programs or as delegated by the Board of Directors with respect to such programs.

Executive Officers

     Set forth below is information regarding the executive officers of the Company.

     Name                    Age      Position
     ----                    ---      --------

     David J. Johnson        53       Chief Executive Officer and Chairman
                                        of the Board
     Beth A. Ugoretz         44       Executive Vice President,
                                        Corporate Services
     Bruce A. Walters        42       Senior Vice President and
                                        Chief Development Officer
     Dan R. Jackson          45       Vice President, Financial Control
                                        and Planning

     David J. Johnson joined KinderCare as Chief Executive Officer and Chairman of the Board in February 1997. Between September 1991 and November 1996, Mr. Johnson served as President, Chief Executive Officer and Chairman of the Board of Red Lion Hotels, Inc., which was formerly a KKR affiliate, or its predecessor. From 1989 to September 1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and Chief Executive Officer of Cal Gas Corporation, a principal subsidiary of Dillingham Holdings.

     Beth A. Ugoretz joined KinderCare as Executive Vice President, Corporate Services in March 1997. Ms. Ugoretz served as Senior Vice President, General Counsel and Secretary of Red Lion Hotels, Inc. or its predecessor from June 1993 to

December 1996. Prior to that time, Ms. Ugoretz was a partner with the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1983.

     Bruce A. Walters joined KinderCare as Senior Vice President and Chief Development Officer in July 1997. From June 1995 to February 1997, Mr. Walters served as the Executive Vice President of Store Development for Hollywood Entertainment Corporation in Portland, Oregon. Prior to that time, Mr. Walters spent 14 years with McDonald's Corporation in various domestic and international development positions.

     Dan R. Jackson joined KinderCare in February 1997 as Vice President of Financial Control and Planning. Prior to that time, Mr. Jackson served as Vice President, Controller for Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

Other Officers

     Name                                 Age   Position
     --------------------------------------------------------------------------
     Trudy R. Anderson...................  35   Region Vice President, Central
     David A. Benedict...................  45   Vice President, Tax
     DeeAnn M. Besch.....................  42   Region Vice President,
                                                  Southeast
     Edward L. Brewington................  56   Vice President, Human Resources
     S. Wray Hutchinson..................  39   Vice President, Operations
     Lauren A. Klein.....................  43   Region Vice President, Western
     Eva M. Kripalani....................  40   Vice President, General Counsel
                                                  and Secretary
     Miriam D. Liggett...................  38   Region Vice President, Northeast
     William O. Robards, Jr..............  46   Vice President, Real Estate
     Bobby J. Willey.....................  59   Vice President, Information
                                                  Services

     Trudy R. Anderson was promoted in April 1996 to Vice President of the Central Region. She joined KinderCare in February 1989 as a Center Director in California and was promoted to District Manager in California. She later served as a District Manager in Minnesota and was subsequently promoted to Region Manager.

     David A. Benedict joined KinderCare in January 1998 as Vice President, Tax. From May 1997 through December 1997, Mr. Benedict was a Director, Tax Services in the Portland, Oregon office of Price Waterhouse, LLP. From May 1996 to March 1997, he was Vice President of Corporate Tax for Red Lion Hotels, Inc. Prior to that, he spent 10 years with the Portland office of Deloitte & Touche LLP, where he was a Senior Manager in the tax department.

     DeeAnn M. Besch was promoted in April 1997 to Vice President of the Southeast Region. She joined KinderCare in June 1984 as a Center Director in Minnesota and was later promoted first to District Manager and then Area Manager in Minneapolis, Minnesota.

     Edward L. Brewington joined KinderCare in April 1997 as Vice President of Human Resources. From June 1993 to April 1997 Mr. Brewington was with Times Mirror where his last position held was Vice President, Human Resources for the Times Mirror Training Group. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     S. Wray Hutchinson was promoted in April 1996 to Vice President of Operations. He began his employment with KinderCare in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois area.

     Lauren A. Klein was promoted in April 1996 to Vice President of the Western Region. She joined KinderCare in February 1989 as District Manager of the Connecticut and Western Massachusetts area and was later promoted to Region Manager in January 1990.

     Eva M. Kripalani joined KinderCare in July 1997 as Vice President, General Counsel and Secretary. Prior to joining KinderCare, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

     Miriam D. Liggett was promoted in April 1996 to Vice President of the Northeast Region. She joined KinderCare in October 1988 and held various center-level management positions until she was promoted to District Manager for Northern

Virginia. Ms. Liggett was later promoted first to Northeast Account Executive for KinderCare At Work and then Region Manager for the Mid-Atlantic Area, including Maryland and Virginia.

     William O. Robards joined KinderCare in August 1997 as Vice President of Real Estate. Prior to joining KinderCare, Mr. Robards spent 19 years in various real estate development positions with McDonald's Corporation, most recently as Senior Real Estate Manager.

     Bob J. Willey joined KinderCare in June 1995 as Vice President of Information Services. From 1992 to 1995, Mr. Willey served as MIS Director for PETSTUFF, Inc. and was Corporate Information Officer for ANCO Management Service, Inc. from 1989 to 1992.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded or paid to or earned by the Chief Executive Officer and Chairman of the Board of Directors of KinderCare and each of the other executive officers, referred to collectively as the "Named Executive Officers":

                                                                           Long-Term
                                                                        Compensation
                                                                              Awards
                                                                         -Securities         All other
                                    Fiscal        Annual Compensation     Underlying      Compensation
Name and Principal Position           Year       Salary         Bonus     Options (a)      (b) (c) (d)
---------------------------         ------    ---------     ---------   -------------    -------------
David J. Johnson..................    1999    $ 629,458     $ 479,649               -        $ 101,815
  Chief Executive Officer and         1998      606,138       658,266               -                -
  Chairman of the Board               1997      176,385       105,231         421,053                -

Beth A. Ugoretz...................    1999    $ 210,480     $ 123,131               -           12,684
  Executive Vice President,           1998      201,750       164,325          33,183                -
  Corporate Services                  1997       50,000        22,500               -                -

Bruce A. Walters..................    1999    $ 207,179     $ 104,004               -           13,184
  Senior Vice President &             1998      176,923       127,739          32,895                -
  Chief Development Officer           1997            -             -               -                -

Dan R. Jackson....................    1999    $ 165,132     $  73,979               -           14,510
  Vice President, Financial           1998      151,310       105,855          24,887                -
  Control and Planning                1997       37,500        13,125               -                -

--------------

(a)  Stock options granted under the 1997 Stock Purchase and Option Plan.

(b)  Matching contributions by KinderCare under KinderCare's Savings and
     Investment Plan were $320 and $143 for Mr. Johnson and Mr. Jackson, respectively, in fiscal 1999.

(c)  Matching contributions by KinderCare under KinderCare's Nonqualified
     Deferred Compensation Plan were $2,693, $901, $886 and $716 for Mr.
     Johnson, Ms. Ugoretz, Mr. Walters and Mr. Jackson, respectively, in fiscal
     1999.

(d)  Life insurance premiums paid on behalf of Mr. Johnson, Ms. Ugoretz, Mr.
     Walters and Mr. Jackson were $98,802, $11,783, $12,298 and $13,651, respectively, in fiscal 1999.

1997 Stock Purchase and Option Plan

     KinderCare adopted the 1997 Stock Purchase and Option Plan at the closing of the recapitalization of KinderCare. The 1997 Plan authorizes grants of stock or options to purchase shares of authorized but unissued or reacquired shares of KinderCare common stock, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan. A total of 2,500,000 shares of common stock have been authorized for issuance under the 1997 Plan, and the maximum number of shares that may be granted to any one person is 1,000,000. The 1997 Plan is intended to accomplish the following:

o promote the long term financial interests and growth of KinderCare and its subsidiaries by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of KinderCare's business
o motivate management personnel by means of growth-related incentives to achieve long range goals
o further align the interests of participants with those of the other stockholders of KinderCare through opportunities for increased stock or stock-based ownership in KinderCare

     The Compensation Committee of the Board of Directors administers the 1997 Plan and determines the employees to whom grants will be made, the number of shares of common stock subject to each grant, and the various terms of such grants, including the period for vesting. The Compensation Committee of the Board of Directors may from time to time amend the terms of any grant, but such action may not adversely affect the rights of any participant under the 1997 Plan with respect to the options without such participant's consent, except for either of the following:

o Adjustments made upon a change in the outstanding common stock of KinderCare by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or similar event
o In the event of a merger or consolidation of KinderCare into another corporation, the exchange of all or substantially all of the assets of KinderCare for another corporation's securities, the acquisition by another corporation of 80% or more of KinderCare's voting stock or the recapitalization, reclassification, liquidation or dissolution of KinderCare, in the discretion of the Board of Directors option grants may be made exercisable for some period of time prior to such event and then terminable upon occurrence of such event

     The Board of Directors retains the right to amend, suspend or terminate the 1997 Plan.

     There were no option grants during fiscal year 1999 for the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 1999 and 1999 Fiscal Year End Option Values

     The following table shows the unexercised options held at May 28, 1999 by the Named Executive Officers:

                                                                                    Value of Unexercised
                                                 Number of Unexercised                 "In-The-Money"
                                                Options at May 28, 1999          Options at May 28, 1999(a)
                                              ----------------------------     ----------------------------
     Name                                     Exercisable    Unexercisable     Exercisable    Unexercisable
     ----                                     -----------    -------------     -----------    -------------
     David J. Johnson.....................        168,421          252,632     $   508,632      $   762,948
     Beth A. Ugoretz......................         13,273           19,910          40,085           60,128
     Bruce A. Walters.....................          6,579           26,316          19,869           79,474
     Dan R. Jackson.......................          9,955           14,932          30,063           45,095

--------------

     (a) The value of options represents the aggregate difference between the fair value, as determined by KinderCare, at May 28, 1999 and the applicable exercise price.

     There were no shares acquired upon exercise of options during fiscal 1999.

Compensation of KinderCare's Directors

     During fiscal year 1999, non-employee directors of KinderCare received an annual retainer of $30,000, paid in advance in quarterly installments. Directors who are employees of KinderCare were not paid any additional compensation for their service as directors. All directors were reimbursed for travel and other expenses incurred in connection with the performance of their duties.

     On May 27, 1998, the Board of Directors adopted the Directors' Deferred Compensation Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Plan, of KinderCare's common stock.

     Distributions from the Directors' Plan are made in cash and reflect the value per share of the common stock at the time of distribution multiplied by the number of phantom shares credited to the director's account. Distributions from the Directors' Plan occur upon the earlier of (1) the first day of the year following the director's retirement or separation from the Board or (2) termination of the Directors' Plan.

Compensation Committee Interlocks and Insider Participation

     Following the recapitalization, the Board of Directors of the Company approved the appointment of a compensation committee composed of Henry R. Kravis, Clifton S. Robbins and Nils P. Brous. Messrs. Kravis and Robbins are general partners of KKR and Mr. Brous is an executive of KKR. See "Item 13. Certain Relationships and Related Transactions."


            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of KinderCare's common stock at August 20, 1999 by each of the following:

     o each person who is known by KinderCare to beneficially own more than 5% of KinderCare's common stock
     o    the Named Executive Officers
     o    each of KinderCare's directors
     o    all directors and executive officers of KinderCare as a group

     Unless otherwise indicated, the address of each person named in the table below is KinderCare Learning Centers, Inc., 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of class outstanding is based on the 9,474,197 shares of common stock outstanding as of August 20, 1999 and the 270,512 shares subject to option grants which have vested or will vest prior to October 19, 1999.

                                                                          Shares     Percent of
                                                                    Beneficially          Class
Name and Address                                                           Owned    Outstanding
----------------                                                    ------------    -----------
KKR-KLC L.L.C. and affiliated entities (1)........................     7,828,947          82.6%
     c/o Kohlberg Kravis Roberts & Co. L.P.
     9 West 57th Street
     New York, New York 10019
The TCW Group, Inc. and affiliated entities (2)...................       949,244          10.0
     865 South Figueroa Street
     Los Angeles, California 90017
David J. Johnson (3)..............................................       326,316           3.4
Beth A. Ugoretz (3)...............................................        26,546             *
Bruce A. Walters (3)..............................................        26,316             *
Dan R. Jackson (3)................................................        19,910             *
Henry R. Kravis (1)...............................................            --            --
George R. Roberts (1).............................................            --            --
Clifton S. Robbins (1)............................................            --            --
Nils P. Brous (1).................................................            --            --
Stephen A. Kaplan (2).............................................            --            --
All directors and executive officers as a group
(9 individuals) (3)...............................................       399,088           4.1

--------------

* Percentage of shares of common stock beneficially owned does not exceed one percent.

(1) Shares of common stock shown as beneficially owned by KKR-KLC L.L.C. are directly held by KLC Associates, L.P. KKR-KLC L.L.C. is the sole general partner of KKR Associates (KLC), L.P., which is the sole general partner of KLC Associates, L.P., and possesses sole voting and investment power with respect to such shares. KKR-KLC L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I.
     MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr.,
     Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and
     Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive
     Committee of KKR-KLC L.L.C. Messrs. Kravis, Roberts and Robbins are also directors of KinderCare. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR-KLC
     L.L.C. Each of such individuals disclaims beneficial ownership of such shares. Mr. Nils P. Brous is a limited partner of KKR Associates (KLC),
     L.P. and is also a director of KinderCare. In addition, KKR Partners II, L.P., an affiliate of KKR-KLC L.L.C., beneficially owns 101,842 shares of the common stock.

(2) TCW and its affiliates have voting and dispositive powers over such beneficially owned shares as an investment manager on behalf of TCW Special
     Credits Fund V-The Principal Fund. In addition, Oaktree Capital Management,
     LLC is an investment sub-advisor with respect to The Principal Fund.
     Stephen A. Kaplan, a Principal of Oaktree, is a director of KinderCare. To the extent Mr. Kaplan, on behalf of Oaktree or affiliates of TCW, as applicable, participates in the process of voting or disposing of any such shares, Mr. Kaplan may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Mr. Kaplan disclaims beneficial ownership of all shares beneficially held by Oaktree and TCW.

(3) Shares owned by KinderCare's executive officers are subject to restrictions on transfer. The shares beneficially owned by the Named Executive Officers include shares subject to options that are currently exercisable or become exercisable prior to October 19, 1999 as follows:

                                                    Number of
                            Name                      Options
                            ----                    ---------
               David J. Johnson..................     168,421
               Beth A. Ugoretz...................      13,273
               Bruce A. Walters..................      13,158
               Dan R. Jackson....................       9,955

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with KKR

     At August 20, 1999, affiliates of Kohlberg Kravis Roberts & Co. beneficially owned in the aggregate approximately 82.6% of KinderCare's outstanding shares of common stock. The members of KKR-KLC L.L.C. are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Robbins are also directors of KinderCare, as is Mr. Nils P. Brous, who is a limited partner of KKR Associates (KLC) L.P., the general partner of KLC Associates, L.P. with sole investment and voting powers. Each of the members of KKR-KLC L.L.C. is also a member of the limited liability company that serves as the general partner of KKR, and Mr. Brous is an executive of KKR.

     KKR may receive customary investment banking fees for services rendered to KinderCare in connection with divestitures, acquisitions and other transactions, plus reimbursement of its related expenses. The following table shows the type and amount of fees and reimbursements paid to KKR:

                                                             Fiscal Year Ended
                                                 ------------------------------------------
                                                 May 28, 1999   May 29, 1998   May 30, 1997
                                                 ------------   ------------   ------------
     Management, consulting and financial
       services................................   $   583,088    $   625,255    $   214,500
     Investment banking services...............        35,747        122,064             --

     In addition to the above amounts, KKR received a cash fee of $8.0 million from KinderCare, during fiscal 1997, for negotiating the recapitalization and arranging the related financing, plus the reimbursement of its associated expenses of $250,680.

Former Chief Executive Officer

     Pursuant to an agreement between KCLC Acquisition Corp. and Dr. Sandra W. Scarr (the "Scarr Letter Agreement"), effective upon consummation of the recapitalization, Dr. Scarr retired from her position as Chairman of the Board and Chief Executive Officer of the Company. Dr. Scarr continued to serve as a director of the company until April 1999. In connection with the Scarr Letter Agreement, Dr. Scarr performs consulting, advisory and other services for KinderCare and is subject to a non-competition covenant. In consideration of the services and her obligation not to compete with KinderCare, Dr. Scarr will receive total payment of $1.1 million from KinderCare, payable in equal monthly installments of $36,667 through December 1999. In addition, pursuant to the Scarr Letter Agreement, the Company continued to provide certain medical, disability and life insurance coverage through June 1998.

Registration Rights

     Each of KLC Associates, L.P. and its affiliate, KKR Partners II, L.P., has the right to require KinderCare to register under the Securities Act of 1933 shares of common stock held by it pursuant to a registration rights agreement entered into in connection with the recapitalization. Such registration rights will generally be available to KLC Associates and KKR Partners II until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it. The registration rights agreement provides that KinderCare will pay all expenses in connection with the first six registrations requested by KLC Associates and/or KKR Partners II and in connection with any registration commenced by KinderCare as a primary offering. In addition, pursuant to stockholders' agreements, Oaktree and members of KinderCare's management may be allowed to participate in specified registration processes. In addition, Oaktree and the management stockholders have the right, under certain circumstances and subject to certain conditions, to participate in any registration process, subject to certain exceptions.

Management Indebtedness

     During fiscal year 1998, the Named Executive Officers, excluding David J. Johnson, purchased 36,386 shares of restricted stock in aggregate under the terms of the 1997 Plan. In conjunction with such purchases, options to acquire an aggregate of an additional 90,965 shares of common stock were granted to such Named Executive Officers. The following table shows the amount of indebtedness due under term notes executed by such Named Executive Officers with respect to their purchases of restricted stock:

                                           Largest Aggregate           Amount of
                                                   Amount of        Indebtedness
                                         Indebtedness During      Outstanding at
     Name                                   Fiscal Year 1999     August 20, 1999
     ----                                -------------------     ---------------
     Beth A. Ugoretz....................         $    77,187          $   77,187
     Bruce A. Walters...................             150,002              50,002
     Dan R. Jackson.....................              94,145              84,145

     The term notes were issued on February 20, 1998, are due February 20, 2008 and bear interest at 5.84% per year, payable semi-annually on June 30 and December 31.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this document or incorporated herein by reference:

(a)(1)   Financial Statements -

                                                                           Page

         Consolidated balance sheets at May 28, 1999 and May 29, 1998.......26

         Consolidated statements of operations for the fiscal years ended May 28, 1999, May 29, 1998 and
           May 30, 1997.....................................................27

         Consolidated statements of stockholders' equity and
           comprehensive income for the fiscal years ended
           May 28, 1999, May 29, 1998 and May 30, 1997......................28

         Consolidated statements of cash flows for the fiscal
           years ended May 28, 1999, May 29, 1998 and
           May 30, 1997.....................................................29

         Notes to consolidated financial statements......................30-41

         Independent auditors' report.......................................42

(a)(2)   Schedules to Financial Statements - None.

(a)(3) Exhibits - The following exhibits are filed with this document or incorporated herein by reference:

  Exhibit
   Number   Description of Exhibits
  -------   -----------------------

   2(a)     Agreement and Plan of Merger dated as of October 3, 1996, between
            KinderCare Learning Centers, Inc. and KCLC Acquisition Corp.
            (incorporated by reference from Exhibit 2.1(a) to KinderCare's Form
            S-4, filed January 7, 1997, File No. 333-19345).
   2(b)     Merger Agreement Amendment dated as of December 27, 1996 between
            KinderCare and KCLC Acquisition Corp. (incorporated by reference from Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997,
            File No. 333-19345).
   2(c)     Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of
            KinderCare's Registration Statement on Form S-4, filed March 11,
            1997, File No. 333-23127).
   3(a)     Certificate of Merger of KCLC Acquisition into KinderCare
            (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to
            KinderCare's Registration Statement on Form S-4, filed March 11,
            1997, File no. 333-23127)
   3(b)     By-Laws of KinderCare as amended through December 2, 1998
   4(a)     Indenture dated as of February 13, 1997 between KinderCare and
            Marine Midland Bank, as Trustee (incorporated by reference from
            Exhibit 4.1 of KinderCare's Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).
   4(b)     Form of 9 1/2% Series B Senior Subordinated Note due 2009
            (incorporated by reference from Exhibit 4.3 of KinderCare's
            Registration Statement on Form S-4, filed March 11, 1997, File No.
            333-23127).
   10(a)    Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase
            Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of KinderCare's Registration Statement on Form
            S-4, filed March 11, 1997, File No. 333-23127).
   10(b)    Registration Rights Agreement, dated as of February 13, 1997, among
            KCLC Acquisition, KLC Associates

            L.P. and KKR Partners II, L.P. (incorporated by reference from
            Exhibit 10.2 of KinderCare's Registration Statement on Form S-4,
            filed March 11, 1997, File No. 333-23127).
   10(c)*   Letter Agreement relating to termination of employment of Sandra
            Scarr dated January 8, 1997 (incorporated by reference from Exhibit
            10(d) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997).
   10(d)    Lease between 600 Holladay Limited Partnership and KinderCare
            Learning Centers, Inc. dated June 2, 1997 (incorporated by reference from Exhibit 10(f) of KinderCare's Annual Report on form 10-K for the fiscal year ended May 30, 1997).
   10(e)*   1997 Stock Purchase and Option Plan for Key Employees of KinderCare
            Learning Centers, Inc. and Subsidiaries (incorporated by reference from Exhibit 10(c) to KinderCare's Quarterly Report on Form 10-Q for
            the Quarterly Period ended September 19, 1997).
   10(f)*   Form of Management Stockholder's Agreement (incorporated by reference from Exhibit 10(d) to KinderCare's Quarterly Report on
            Form 10-Q for the Quarterly Period ended September 19, 1997).
   10(g)*   Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(e) to KinderCare's Quarterly Report on
            Form 10-Q for the Quarterly Period ended September 19, 1997).
   10(h)*   Form of Sale Participation Agreement (incorporated by reference from
            Exhibit 10(f) to KinderCare's Quarterly Report on Form 10-Q for the
            Quarterly Period ended September 19, 1997).
   10(i)*   Form of Term Note (incorporated by reference from Exhibit 10(g) to
            KinderCare's Quarterly Report on Form 10-Q of the Quarterly Period
            ended September 19, 1997).
   10(j)*   Form of Pledge Agreement (incorporated by reference from Exhibit
            10(h) to KinderCare's Quarterly Report on Form 10-Q for the
            Quarterly Period ended September 19, 1997).
   10(k)*   Stockholders' Agreement dated as of February 14, 1997 between
            KinderCare Learning Centers, Inc. and David J. Johnson (incorporated by reference from Exhibit 10(l) to KinderCare's Quarterly Report on
            Form 10-Q for the Quarterly Period ended September 19, 1997).
   10(l)*   Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare Learning Centers, Inc. and David J. Johnson
            (incorporated by reference from Exhibit 10(j) to KinderCare's
            Quarterly Report on Form 10-Q for the Quarterly Period ended
            September 19, 1997).
   10(m)*   Sale Participation Agreement dated as of February 14, 1997 among KKR
            Partners II, L.P., KLC Associates, L.P. and David J. Johnson
            (incorporated by reference from Exhibit 10(k) to KinderCare's
            Quarterly Report on Form 10-Q for the Quarterly Period ended
            September 19, 1997).
   10(n)*   Directors' Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to KinderCare's Annual Report on Form 10-K for
            the fiscal year ended May 29, 1998).
   10(o)*   Form of Indemnification Agreement for Directors and Officers of
            KinderCare (incorporated by reference from Exhibit 10(r) to
            KinderCare's Annual Report on Form 10-K for the fiscal year ended
            May 29, 1998).
   10(p)*   Restated KinderCare Learning Centers, Inc. Nonqualified Deferred
            Compensation Plan effective January 1, 1999 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on
            Form 10-Q for the Quarterly Period ended March 5, 1999).
   10(q)*   Form of Executive Split Dollar Life Insurance Agreement
            (incorporated by reference from Exhibit 10(b) to KinderCare's
            Quarterly Report on Form 10-Q for the Quarterly Period ended March
            5, 1999).
   10(r)*   Form of Letter Regarding Fiscal Year 2000 Management Bonus Plan.
   16       Letter from KPMG LLP regarding Change in Certifying Accountant
            (incorporated by reference from Exhibit 16 of the Registrant's
            Current Report on Form 8-K dated April 7, 1997).
   21       Subsidiaries of KinderCare.
   23(a)    Accountants' Consent - Deloitte & Touche LLP.
   27       Financial Data Schedule

* Management contract or compensatory plan or arrangement.

     The Company does not intend to send an annual report and proxy materials to stockholders during calendar year 2000.

(b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the fourth quarter of fiscal 1999.

(c) Exhibits Required by Item 601 of Regulation S-K - The exhibits to this report are listed under item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1999.


                                       KINDERCARE LEARNING CENTERS, INC.


                                       By:           DAVID J. JOHNSON
                                           -------------------------------------
                                                     David J. Johnson
                                               Chief Executive Officer and
                                            Chairman of the Board of Directors
                                              (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on August 26, 1999:


                                       By:           DAVID J. JOHNSON
                                           -------------------------------------
                                                     David J. Johnson
                                               Chief Executive Officer and
                                            Chairman of the Board of Directors
                                              (Principal Executive Officer)


                                       By:             DAN JACKSON
                                           -------------------------------------
                                                       Dan Jackson
                                                     Vice President,
                                               Financial Control and Planning
                                            (Principal Financial and Accounting
                                                        Officer)


                                       By:            HENRY R. KRAVIS
                                           -------------------------------------
                                                      Henry R. Kravis
                                                          Director


                                       By:           GEORGE R. ROBERTS
                                           -------------------------------------
                                                     George R. Roberts
                                                         Director


                                       By:          CLIFTON S. ROBBINS
                                           -------------------------------------
                                                    Clifton S. Robbins
                                                         Director


                                       By:             NILS P. BROUS
                                           -------------------------------------
                                                       Nils P. Brous
                                                         Director


                                       By:            STEPHEN KAPLAN
                                           -------------------------------------
                                                      Stephen Kaplan
                                                         Director