Form 10-K405/A
period 1999-05-28
KINDERCARE LEARNING CENTERS INC /DE
filed 1999-10-28
CIK 832812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A
                                 Amendment No. 1
                               -------------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding that all executive officers and directors are "affiliates") at August 20, 1999 was $14,458,092.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 20, 1999 was 9,474,197.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the exhibits included in this document or incorporated herein by reference:

(a)(1)   Financial Statements -

                                                                            Page

         Consolidated balance sheets at May 28, 1999
            and May 29, 1998.................................................26

         Consolidated statements of operations for the
            fiscal years ended May 28, 1999, May 29, 1998
            and May 30, 1997.................................................27

         Consolidated statements of stockholders' equity
            and comprehensive income for the fiscal years
            ended May 28, 1999, May 29, 1998 and May 30, 1997................28

         Consolidated statements of cash flows for the
            fiscal years ended May 28, 1999, May 29, 1998
            and May 30, 1997.................................................29

         Notes to consolidated financial statements.......................30-41

         Independent auditors' report........................................42

(a)(2)   Schedules to Financial Statements - None.

(a)(3) Exhibits - The following exhibits are filed with this document or incorporated herein by reference:

  Exhibit
  Number    Description of Exhibits
  -------   -----------------------

   2(a)     Agreement and Plan of Merger dated as of October 3, 1996, between
            KinderCare Learning Centers, Inc. and KCLC Acquisition Corp.
            (incorporated by reference from Exhibit 2.1(a) to KinderCare's Form
            S-4, filed January 7, 1997, File No. 333-19345).
   2(b)     Merger Agreement Amendment dated as of December 27, 1996 between
            KinderCare and KCLC Acquisition Corp. (incorporated by reference from Exhibit 2.1(b) to KinderCare's Form S-4, filed January 7, 1997,
            File No. 333-19345).
   2(c)     Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of
            KinderCare's Registration Statement on Form S-4, filed March 11,
            1997, File No. 333-23127).
   3(a)     Certificate of Merger of KCLC Acquisition into KinderCare
            (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to
            KinderCare's Registration Statement on Form S-4, filed March 11,
            1997, File no.
            333-23127).
   3(b)     By-Laws of KinderCare as amended through December 2, 1998.
   4(a)     Indenture dated as of February 13, 1997 between KinderCare and
            Marine Midland Bank, as Trustee (incorporated by reference from
            Exhibit 4.1 of KinderCare's Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  Exhibit
  Number    Description of Exhibits
  -------   -----------------------

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

  Exhibit
  Number    Description of Exhibits
  -------   -----------------------

  10(n)*    Directors'  Deferred  Compensation  Plan  (incorporated by reference from Exhibit 10(q) to KinderCare's Annual Report on Form 10-K for
            the fiscal year ended May 29, 1998).
  10(o)*    Form of Indemnification Agreement for Directors and Officers of
            KinderCare (incorporated by reference from Exhibit 10(r) to
            KinderCare's Annual Report on Form 10-K for the fiscal year ended
            May 29, 1998).
  10(p)*    Restated KinderCare Learning Centers, Inc. Nonqualified Deferred
            Compensation Plan effective January 1, 1999 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on
            Form 10-Q for the quarterly period ended March 5, 1999).
  10(q)*    Form of Executive Split Dollar Life Insurance Agreement
            (incorporated by reference from Exhibit 10(b) to KinderCare's
            Quarterly Report on Form 10-Q for the quarterly period ended
            March 5, 1999).
  10(r)*    Form of Letter regarding Fiscal Year 2000 Management Bonus Plan.
  16        Letter from KPMG LLP regarding Change in Certifying Accountant
            (incorporated by reference from Exhibit 16 of the Registrant's
            Current Report on Form 8-K dated April 7, 1997).
  21**      Subsidiaries of KinderCare.
  23(a)**   Accountants' Consent - Deloitte & Touche LLP.
  27        Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.
** Filed with Amendment No. 1.

     The Company does not intend to send an annual report and proxy materials to stockholders during calendar year 2000.

(b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the fourth quarter of fiscal 1999.

(c) Exhibits Required by Item 601 of Regulation S-K - The exhibits to this report are listed under item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1999.


                                       KINDERCARE LEARNING CENTERS, INC.


                                       By:          /s/ DAN JACKSON
                                           -------------------------------------
                                                        Dan Jackson
                                               Senior Vice President, Finance

                        KinderCare Learning Centers, Inc.
                           Annual Report on Form 10-K
                         Fiscal Year Ended May 28, 1999

                                  Exhibit Index

Exhibit
Number      Description of Exhibits
-------     -----------------------

21          Subsidiaries of KinderCare.
23(a)       Accountants' Consent - Deloitte & Touche LLP.