Form 10-Q
period 1999-09-17
KINDERCARE LEARNING CENTERS INC /DE
filed 1999-11-01
CIK 832812

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

                For the quarterly period ended September 17, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at October 15, 1999 was 9,468,408.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


Part I.  Financial Information                                              Page

            Item 1. Consolidated financial statements:

               Consolidated balance sheets at September 17, 1999
                 and May 28, 1999 (unaudited)...............................  2

               Consolidated statements of operations for the
                 sixteen weeks ended September 17, 1999 and
                 September 18, 1998 (unaudited).............................  3

               Consolidated statements of stockholders' equity
                 and comprehensive income for the sixteen weeks
                 ended September 17, 1999 and the fiscal year
                 ended May 28, 1999 (unaudited).............................  4

               Consolidated statements of cash flows for the
                 sixteen weeks ended September 17, 1999 and
                 September 18, 1998 (unaudited).............................  5

               Notes to unaudited consolidated financial statements.........  6

            Item 2. Management's discussion and analysis of
                    financial condition and results of operations...........  7

            Item 3. Quantitative and qualitative disclosures
                    about market risk ...................................... 12

Part II. Other Information

            Item 6. Exhibits and Reports on Form 8-K........................ 13

Signatures.................................................................. 14

                                     PART I

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                              September 17,              May 28,
                                                                                      1999                 1999
                                                                              -------------       -------------
Assets:
Current assets:
   Cash and cash equivalents                                                  $       5,044       $       5,750
   Receivables, net                                                                  23,804              19,299
   Prepaid expenses and supplies                                                      5,913               6,056
   Deferred income taxes                                                             14,430              14,442
                                                                              -------------       -------------
     Total current assets                                                            49,191              45,547

Property and equipment, net                                                         579,900             566,365
Deferred income taxes                                                                 3,958               3,499
Deferred financing costs and other assets                                            22,482              23,386
                                                                              -------------       -------------
                                                                              $     655,531       $     638,797
                                                                              =============       =============

Liabilities and Stockholders' Equity:
Current liabilities:
   Bank overdrafts                                                            $       8,542       $       7,791
   Accounts payable                                                                   8,797               8,825
   Current portion of long-term debt                                                 11,334              11,586
   Accrued expenses and other liabilities                                            72,168              88,899
                                                                              -------------       -------------
     Total current liabilities                                                      100,841             117,101

Long-term debt                                                                      444,102             414,209
Self insurance liabilities                                                           16,945              17,368
Deferred income taxes                                                                 5,823               5,646
Other noncurrent liabilities                                                         32,366              32,683
                                                                              -------------       -------------
   Total liabilities                                                                600,077             587,007
                                                                              -------------       -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none outstanding                                                  --                  --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding 9,468,408 and 9,480,837, respectively                         95                  95
  Additional paid-in capital                                                          8,073               8,355
  Notes receivable from stockholders                                                   (928)             (1,128)
  Retained earnings                                                                  48,464              44,705
  Accumulated other comprehensive income                                               (250)               (237)
                                                                              -------------       -------------
       Total stockholders' equity                                                    55,454              51,790
                                                                              -------------       -------------
                                                                              $     655,531       $     638,797
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                     Sixteen Weeks Ended
                                                          -------------------------------------------
                                                          September 17, 1999       September 18, 1998
                                                          ------------------       ------------------
Revenues, net                                                  $     207,775            $     192,274
                                                               -------------            -------------
Operating expenses:
     Salaries, wages and benefits                                    115,316                  105,435
     Depreciation                                                     11,615                   10,108
     Rent                                                              8,993                    9,039
     Provision for doubtful accounts                                   1,097                      593
     Other                                                            51,751                   48,867
     Restructuring charges                                                --                        2
                                                               -------------            -------------
            Total operating expenses                                 188,772                  174,044
                                                               -------------            -------------
               Operating income                                       19,003                   18,230
Investment income                                                        142                      148
Interest expense                                                     (13,084)                 (12,780)
                                                               -------------            -------------
     Income before income taxes                                        6,061                    5,598
Income tax expense                                                     2,302                    2,055
                                                               -------------            -------------
       Net income                                              $       3,759            $       3,543
                                                               =============            =============


Basic net income per share                                     $        0.40            $        0.37
                                                               =============            =============

Diluted net income per share                                   $        0.39            $        0.37
                                                               =============            =============

Weighted average common shares outstanding                         9,474,000                9,474,000
                                                               =============            =============
Weighted average common shares outstanding
     and potential common shares                                   9,708,000                9,589,000
                                                               =============            =============


     See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)


                                                                                                          Accumulated
                                          Common Stock         Additional   Stockholders'                       Other
                                     ----------------------       Paid-in          Notes     Retained    Comprehensive
                                         Shares      Amount       Capital     Receivable     Earnings           Income        Total
                                     ----------   ---------   -----------   ------------   ----------   --------------   ----------
Balance at May 29, 1998               9,474,197   $      95   $     2,009   $     (1,325)  $   31,179        $     (58)  $   31,900
                                                                                           ----------        ---------   ----------
Comprehensive income:
   Net income                                --          --            --             --       13,526               --       13,526
   Cumulative translation adjustment         --          --            --             --           --             (179)        (179)
                                                                                           ----------        ---------   ----------
      Total comprehensive income             --          --            --             --       13,526             (179)      13,347
                                                                                           ----------        ---------   ----------
Issuance of common stock                  6,640          --           135           (110)          --               --           25
Proceeds from collection of
  stockholders' notes receivable             --          --            --            307           --               --          307
Reversal of pre-fresh-start
  contingency                                --          --         6,211             --           --               --        6,211
                                     ----------   ---------   -----------   ------------   ----------        ---------   ----------
      Balance at May 28, 1999         9,480,837          95         8,355         (1,128)      44,705             (237)      51,790
                                                                                           ----------        ---------   ----------
Comprehensive income:
   Net income                                --          --            --             --        3,759               --        3,759
   Cumulative translation adjustment         --          --            --             --           --              (13)         (13)
                                                                                           ----------        ---------   ----------
      Total comprehensive income             --          --            --             --        3,759              (13)       3,746
                                                                                           ----------        ---------   ----------
Repurchase of common stock              (12,429)         --          (282)            --           --               --         (282)
Proceeds from collection of
  stockholders' notes receivable             --          --            --            200           --               --          200
                                     ----------   ---------   -----------   ------------   ----------        ---------   ----------
      Balance at September 17, 1999   9,468,408   $      95   $     8,073   $       (928)  $   48,464        $    (250)  $   55,454
                                     ==========   =========   ===========   ============   ==========        =========   ==========

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               Sixteen Weeks Ended
                                                                    -------------------------------------------
                                                                    September 17, 1999       September 18, 1998
                                                                    ------------------       ------------------
Cash flows from operations:
   Net income                                                            $       3,759            $       3,543
   Adjustments to reconcile net income to net
     cash used by operating activities:
       Depreciation                                                             11,615                   10,108
       Provision for doubtful accounts                                           1,097                      593
       Amortization of deferred financing costs and other assets                   950                      950
       Gain on sales and disposals of property and
          equipment, net                                                          (537)                     (71)
       Changes in operating assets and liabilities:
          Increase in receivables                                               (5,602)                  (3,601)
          Decrease (increase) in prepaid expenses and supplies                     143                   (1,912)
          Decrease (increase) in other assets                                      (48)                   1,402
          Decrease in accounts payable, accrued expenses
            and other liabilities                                              (17,769)                 (12,927)
       Other, net                                                                  (13)                     (60)
                                                                         -------------            -------------
     Net cash used by operating activities                                      (6,405)                  (1,975)
                                                                         -------------            -------------

Cash flows from investing activities:
   Purchases of property and equipment                                         (25,565)                 (24,314)
   Proceeds from sales of property and equipment                                   952                      388
   Proceeds from collection of notes receivable                                      2                      766
                                                                         -------------            -------------
     Net cash used by investing activities                                     (24,611)                 (23,160)
                                                                         -------------            -------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                           31,000                   30,000
   Proceeds from collection of stockholders' notes receivable                      200                      297
   Repurchase of common stock                                                     (282)                      --
   Payments on long-term borrowings                                             (1,359)                 (10,457)
   Bank overdrafts                                                                 751                     (461)
                                                                         -------------            -------------
     Net cash provided by financing activities                                  30,310                   19,379
                                                                         -------------            -------------
                 Decrease in cash and cash equivalents                            (706)                  (5,756)
Cash and cash equivalents at the beginning of the quarter                        5,750                   11,820
                                                                         -------------            -------------
   Cash and cash equivalents at the end of the quarter                   $       5,044            $       6,064
                                                                         =============            =============
Supplemental cash flow information:
   Interest paid                                                         $      17,095            $      16,943
   Income taxes paid                                                               832                      187


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of early childhood care and education services in the United States. At September 17, 1999, KinderCare operated a total of 1,145 centers, with 1,143 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries: KinderCare Real Estate Corp.; Mini-Skools Limited; KC Development Corp.; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of KinderCare at September 17, 1999 and the results of operations and cash flows for the sixteen weeks ended September 17, 1999 and September 18, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Report on Form 10-K for the fiscal year ended May 28, 1999.

Fiscal Year

     References to fiscal 2000 and fiscal 1999 are to the 53 weeks ended June 2, 2000 and the 52 weeks ended May 28, 1999, respectively. KinderCare's fiscal year ends on the Friday closest to May 31. Typically the first quarter is 16 weeks long and the second, third and fourth quarters are each twelve weeks long. Fiscal 2000, however, is 53 weeks long with 13 weeks in the fourth quarter.

Net Income per Share

     KinderCare reports basic and diluted net income per share in accordance with SFAS No. 128, Earnings per Share. The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The information presented herein refers to the sixteen weeks ended September 17, 1999 ("first quarter of fiscal 2000") and September 18, 1998 ("first quarter of fiscal 1999").

     KinderCare defines occupancy, a measure of the utilization of center capacity, as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the centers' licensed capacity. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

     KinderCare defines average tuition rate as net revenues, exclusive of fees, which are primarily reservation and registration fees, and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center.

Results of Operations

First Quarter of Fiscal 2000 compared to the First Quarter of Fiscal 1999

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                        Sixteen Weeks                          Sixteen                         Change
                                                Ended       Percent        Weeks Ended       Percent           Amount
                                         September 17,           of       September 18,           of         Increase/
                                                 1999      Revenues               1998      Revenues        (Decrease)
                                        -------------    ----------     --------------    ----------     ------------
Revenues, net                           $     207,775         100.0%    $      192,274         100.0%          15,501
                                        -------------    ----------     --------------    ----------     ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                           107,388          51.7             98,123          51.0            9,265
     Field and corporate expense                7,928           3.8              7,312           3.8              616
                                        -------------    ----------     --------------    ----------     ------------
       Total salaries, wages and
         benefits                             115,316          55.5            105,435          54.8            9,881
   Depreciation                                11,615           5.6             10,108           5.3            1,507
   Rent                                         8,993           4.3              9,039           4.7              (46)
   Other                                       52,848          25.5             49,460          25.7            3,388
   Restructuring charges                           --            --                  2           0.0               (2)
                                        -------------    ----------     --------------    ----------     ------------
     Total operating expenses                 188,772          90.9            174,044          90.5           14,728
                                        -------------    ----------     --------------    ----------     ------------
       Operating income                 $      19,003           9.1%    $       18,230           9.5%    $        773
                                        =============    ==========     ==============    ==========     ============

     Revenues, net - Net revenues increased $15.5 million, or 8.1%, to $207.8 million in the first quarter of fiscal 2000 from the comparable quarter last year. The increase in net revenues was primarily attributable to the increase in the average tuition rate of $6.94, or 6.2%, to $118.94 for the first quarter of fiscal 2000 from $112.00 for the first quarter of fiscal 1999. The tuition increase was due in part to the addition of new centers with higher than average tuition rates, as well as targeted local increases at existing centers. KinderCare also benefited from additional net revenues as a result of increased fees and non-tuition income. Occupancy declined 0.4 percentage points to 67.9% for the first quarter of fiscal 2000 from 68.3% for the first quarter of fiscal 1999. The decline was primarily a result of the increased rate of opening new, larger centers. New centers tend to open with lower than average enrollment and typically take three or four years to mature.

     During the first quarter of fiscal 2000, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $9.7 million over the comparable quarter last year, while centers that were closed incrementally reduced net revenues by $2.3 million. During the first quarter of fiscal 2000, KinderCare opened seven community centers and closed 22 centers. During the first quarter of fiscal 1999, KinderCare opened nine community centers and closed nine centers. Total licensed capacity was approximately 145,000 and 143,000 at the end of the first quarter of fiscal 2000 and 1999, respectively.

     Salaries, wages and benefits - Expenses for salaries, wages and benefits, which include bonus incentives, increased $9.9 million, or 9.4%, to $115.3 million in the first quarter of fiscal 2000 from the comparable quarter last year. The expense directly associated with the centers was $107.4 million in the first quarter of fiscal 2000, an increase of $9.3 million from the first quarter of fiscal 1999. The increase in center related expenses was primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration was $7.9 million in the first quarter of fiscal 2000, an increase of $0.6 million from the first quarter of fiscal 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 51.7% for the first quarter of fiscal 2000 from 51.0% for the comparable quarter last year, due to the higher wage rates discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.5% for the first quarter of fiscal 2000 from 54.8% for the comparable quarter last year.

     Depreciation - Depreciation expense increased $1.5 million to $11.6 million in the first quarter of fiscal 2000 from the comparable quarter last year. The increase was a result of opening 37 new, larger centers during the past four quarters.

     Rent - Rent expense did not change significantly in the first quarter of fiscal 2000 from the comparable quarter last year. KinderCare has closed 36 leased centers in the past four quarters. Rental rates for new center leases and renewals have been higher than the rates experienced in the past.

     Other operating expenses - Other operating expenses increased $3.4 million, or 6.8%, to $52.8 million in the first quarter of fiscal 2000 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities, transportation, and insurance, and expenses related to field management and corporate administration. The increase was due primarily to higher expenses related to food, janitorial services, field trips and the provision for doubtful accounts. In addition, the recognition of certain marketing expenses was accelerated into the first quarter of fiscal 2000 as compared to the same quarter last year. Finally, operating expenses associated with opening new centers decreased due to the timing of the new center development schedule. As a percentage of net revenues, other operating expenses decreased to 25.5% for the first quarter of fiscal 2000 from 25.7% for the comparable quarter last year primarily due to a decline in expenses related to corporate administration.

     Operating income - Operating income increased $0.8 million to $19.0 million in the first quarter of fiscal 2000 from the comparable quarter last year. The increased operating income was due to the growth in net revenues, offset by a slight increase in total operating expenses as a percentage of net revenues, as discussed above.

     EBITDA, defined as income before interest expense, income taxes, depreciation and amortization, for the first quarter of fiscal 2000 was $30.8 million, $2.3 million above the comparable quarter last year. As a percentage of net revenues, EBITDA for the first quarter of fiscal 2000 remained flat at 14.8% as compared to the first quarter of fiscal 1999. Adjusted EBITDA, defined as EBITDA exclusive of restructuring charges and investment income, was $30.6 million in the first quarter of fiscal 2000, an increase of $2.3 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA for the first quarter of fiscal 2000 and fiscal 1999 was 14.7%. Neither EBITDA nor Adjusted EBITDA is intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA and Adjusted EBITDA should not be used as tools for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $13.1 million for the first quarter of fiscal 2000, compared to $12.8 million for the same quarter last year. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.7% for the first quarter of fiscal 2000 versus 9.8% for the first quarter of fiscal 1999.

     Income tax expense - Income tax expense during the first quarter of fiscal 2000 and fiscal 1999 of $2.3 and $2.1 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state and foreign income taxes, offset by tax credits.

     Net income - Net income for the first quarter of fiscal 2000 was $3.8 million, or $0.40 per share, compared to $3.5 million, or $0.37 per share, during the first quarter of fiscal 1999. The 6.1 percent increase in net income over the comparable quarter last year was due primarily to the growth in the average tuition rate, as well as, increased fee and non-tuition income.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under the $300.0 million revolving credit facility and the new $100.0 million synthetic lease facility established in the first quarter of fiscal 2000. At September 17, 1999, KinderCare was committed on outstanding letters of credit totaling $43.0 million and had outstanding draws of $65.0 million under the revolving credit facility. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash used by operating activities for the first quarter of fiscal 2000 was $6.4 million, which represents a $4.4 million decrease in net cash flow from operations from the comparable period last year. The decrease in net cash flow from operations is a result of the net impact of changes in operating assets and liabilities. Cash and cash equivalents totaled $5.0 million at September 17, 1999 compared to $5.8 million at May 28, 1999.

     KinderCare anticipates substantially increasing its capital expenditure budget over the next several years due to an increased rate of opening and/or acquiring new centers and the renovation of existing facilities. In September 1999, KinderCare entered into a $100 million synthetic lease facility under which a third-party lessor will finance the acquisition and construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. KinderCare expects lower depreciation and interest expense and higher rent expense as a result of implementation of the synthetic lease facility compared to such expenses that would have been incurred if KinderCare financed the centers directly as owner.

     New enrollments are generally highest in October and February, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period. The decreased attendance in the summer months and during the calendar year-end holiday period may result in decreased liquidity during these periods.

     Management believes that cash flow generated from operations and borrowings under the revolving credit and synthetic lease facilities will adequately provide for its working capital and debt service needs and will be sufficient to fund KinderCare's expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to KinderCare on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If KinderCare experiences a lack of working capital, it may reduce its capital expenditures in the long term. If these expenditures were substantially reduced, in management's opinion, KinderCare's operations and its cash flow would be adversely impacted.

     Subsequent to the end of the first quarter of fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9 1/2% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and an extraordinary gain of approximately $0.1 million, net of income taxes. The recognition of the gain associated with this transaction will be reflected in KinderCare's second quarter of fiscal 2000 financial statements.

Capital Expenditures

     During the first quarters of fiscal 2000 and 1999, KinderCare opened seven and nine community centers, respectively. Over the next three years, KinderCare expects to increase its rate of opening and/or acquiring new centers to approximately 45 to 50 centers per year in the aggregate and to continue its practice of closing centers that are identified as not meeting performance expectations.

     The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.8 million to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range. New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. However, KinderCare may not be able to successfully negotiate and acquire properties, meet its targets for new center additions or meet targeted deadlines for development of new centers. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare

     KinderCare has developed a new center prototype that is larger and has a more physically appealing design than prior prototypes. The new centers have a proforma licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's existing centers. These new centers have a higher average cost of construction and typically take three to four years to reach maturity. Based on KinderCare's prototype, on average a new center should begin to produce positive EBITDA by the end of its first year of operation and begin to produce positive net income by the end of its second year of operation. Accordingly, as the opening of our new centers is accelerated, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     KinderCare also plans to make significant capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements, that are designed to bring all of its existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     Capital expenditures during the first quarters of fiscal 2000 and fiscal 1999 totaled approximately $25.6 and $24.3 million, respectively. Expenditures for new center development were $14.6 and $17.0 million, while expenditures for renovations of existing facilities were $7.4 and $5.3 million during the first quarter of fiscal 2000 and fiscal 1999, respectively. Purchases of equipment were $2.2 and $1.6 million and corporate information systems were $1.4 and $0.4 million, respectively, during the first quarter of fiscal 2000 and 1999.

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

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations which cause disruptions of operations. KinderCare does not use information technology in the delivery of its services, but it uses such technology extensively for financial reporting systems, payroll, purchasing and other important support functions.

     KinderCare has completed an inventory of all hardware, software applications and data flow exchanges to or from third parties and has identified and assigned test priorities for systems that are critical to KinderCare's operations. KinderCare has completed testing of approximately 75% of its critical systems, has determined that there are no material Year 2000 weaknesses in those systems and has remediated any minor weaknesses identified. The remaining critical systems, although certified compliant by the system's vendors, are in the process of being tested with testing scheduled for completion by November 1999.

     KinderCare recently replaced its non-Year 2000 compliant payroll system based primarily on other business considerations. The new human resource/payroll software package has been certified by the vendor as Year 2000 compliant. The total cost of purchasing and implementing the human resource/payroll system, most of which was incurred in fiscal 1999, was approximately $2.0 million. These costs have been expensed as incurred or will be amortized over five years in accordance with generally accepted accounting principles.

     KinderCare has sent Year 2000 compliance questionnaires to third party vendors, utility companies and government agencies administering subsidized tuition programs. KinderCare has also requested compliance certificates from any vendors identified as critical. KinderCare's critical vendors have represented that they will achieve Year 2000 compliance. KinderCare will continue to monitor the compliance statements of these vendors and is developing test and/or contingency plans as deemed necessary.

     KinderCare is having limited success in obtaining Year 2000 certifications from government agencies administering subsidized tuition programs. However, KinderCare's preliminary assessment of the Year 2000 risks is that, although payments from these agencies may be delayed, payments ultimately will be made. Management believes that Year 2000 failures among these agencies would not have a material adverse effect on KinderCare's business.

     KinderCare has developed detailed contingency plans in the event that the systems and equipment or critical suppliers and vendors supporting critical business processes are not Year 2000 compliant. The corporate business unit is testing contingency plans to ensure that desired outcomes are achieved. KinderCare will continue to monitor its Year 2000 risks and will make modifications to its contingency plans as appropriate.

     Currently, the primary focus of KinderCare's Year 2000 project is contingency planning, rollover event planning and maintaining Year 2000 compliance as systems changes are introduced and vendors and business partners re-evaluate their own compliance status. KinderCare anticipates that work on these areas of the project will continue through 1999.

     KinderCare has not incurred significant incremental costs specifically in connection with its Year 2000 project and all upgrades and system replacements made in connection with its Year 2000 project were part of previously planned software and hardware upgrades. In order to achieve Year 2000 compliance, KinderCare has needed, and expects that it will continue to need, only existing employees who otherwise have been assigned to planned upgrades of KinderCare's software and hardware. Although KinderCare has engaged a Year 2000 consultant to validate its testing methodology and to conduct a readiness review, the associated costs are immaterial.

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

     An independent review of all phases of KinderCare's Year 2000 project has been completed and the review has generally confirmed that KinderCare is at low risk for Year 2000 interruption. However, notwithstanding KinderCare's progress and the results of this review, there are several ways in which its systems could still be affected by the Year 2000 problem. First, the software code KinderCare uses in its information systems may not in fact be Year 2000 compliant in all instances. Second, KinderCare may be unable to complete the remaining upgrades to its information technology systems by the year 2000. Third, even if KinderCare completes the system upgrades by the year 2000, it may be unable to fully test and monitor the upgrades, making it difficult for KinderCare to identify and remedy any problems that might exist. Fourth, KinderCare's vendors, governmental agencies and other third parties with which KinderCare does business may be unable to achieve Year 2000 compliance in time. Moreover, KinderCare's assessment of its Year 2000 compliance and the independent assessment it has obtained is based on numerous assumptions about future events, including third party compliance. There can be no guarantee that this assessment is correct and actual results could differ materially from those anticipated.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.5% of net revenues for the first quarter of fiscal 2000. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

Forward Looking Statements

     When used in this report, press releases and elsewhere by KinderCare or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     KinderCare is not presently engaged in any transactions of the type described in S-K Item 305.

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)  Exhibit:

          4(a) - First Supplemental Indenture dated as of September 1, 1999 to the Indenture dated as of February 13, 1997 between KinderCare and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

          10(a) - Credit Agreement among the Lessor, the Agent and the Lenders, dated as of September 2, 1999.

          10(b) - Participation Agreement among KinderCare Learning Centers, Inc., as Lessee, The KinderCare Realty Trust, as Lessor, Scotiabanc Inc., as Investor, The Chase Manhattan Bank, as Agent for the Lenders who may become a party to the Credit Agreement and the Lenders, dated as of September 2, 1999.

          10(c) - Rules of Usage and Definitions under the Participation Agreement.

          10(d) - Agency Agreement between the Lessor and the Lessee, dated as of September 2, 1999.

          10(e) - Guarantee made by Lessee, KinderCare Real Estate Corp. and KinderCare Development Corp. to the Agent, the Lenders and the Investor, dated as of September 2, 1999.

          10(f) - Lease, Security Agreement and Financing Statement between the Lessor and the Lessee, dated as of September 2, 1999.

          27    -  Financial Data Schedule.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 1999.

                                       KINDERCARE LEARNING CENTERS, INC.
                                                 (Registrant)


                                             /s/ DAVID J. JOHNSON
                                       ---------------------------------
                                               David J. Johnson
                                       Chairman of the Board of Directors
                                          and Chief Executive Officer



                                              /s/ ROBERT ABELES
                                       ---------------------------------
                                                Robert Abeles
                                        Executive Vice President, Chief
                                                Financial Officer