Form 10-Q
period 1999-12-10
KINDERCARE LEARNING CENTERS INC /DE
filed 2000-01-21
CIK 832812

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

                For the quarterly period ended December 10, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at January 7, 2000 was 9,475,767.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries


                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Consolidated financial statements:

                  Consolidated balance sheets at December 10, 1999
                    and May 28, 1999 (unaudited)............................  2

                  Consolidated statements of operations for the
                    twelve and twenty-eight weeks ended December 10,
                    1999 and December 11, 1998 (unaudited)..................  3

                  Consolidated statements of stockholders' equity
                    and comprehensive income for the twenty-eight
                    weeks ended December 10, 1999 and the fiscal
                    year ended May 28, 1999 (unaudited).....................  4

                  Consolidated statements of cash flows for the
                    twenty-eight weeks ended December 10, 1999
                    and December 11, 1998 (unaudited).......................  5

                  Notes to unaudited consolidated financial statements......  6

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations.............  7

         Item 3.  Quantitative and qualitative disclosures
                  about market risk......................................... 14

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.......................... 15

Signatures.................................................................. 16

                                     PART I

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           KinderCare Learning Centers, Inc. and Subsidiaries
                                       Consolidated Balance Sheets
                            (Dollars in thousands, except per share amounts)
                                               (Unaudited)

                                                                December 10, 1999          May 28, 1999
                                                                -----------------     -----------------
Assets
Current assets:
   Cash and cash equivalents                                         $      5,620          $      5,750
   Receivables, net                                                        27,082                19,299
   Prepaid expenses and supplies                                            5,847                 6,056
   Deferred income taxes                                                   13,701                14,442
                                                                     ------------          ------------
     Total current assets                                                  52,250                45,547

Property and equipment, net                                               587,280               566,365
Deferred income taxes                                                       1,938                 3,499
Deferred financing costs and other assets                                  20,874                23,386
                                                                     ------------          ------------
                                                                     $    662,342          $    638,797
                                                                     ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts                                                   $      8,657          $      7,791
   Accounts payable                                                         8,548                 8,825
   Current portion of long-term debt                                        7,186                11,586
   Accrued expenses and other liabilities                                  78,200                88,899
                                                                     ------------          ------------
     Total current liabilities                                            102,591               117,101

Long-term debt                                                            446,471               414,209
Self insurance liabilities                                                 17,102                17,368
Deferred income taxes                                                       5,822                 5,646
Other noncurrent liabilities                                               32,350                32,683
                                                                     ------------          ------------
       Total liabilities                                                  604,336               587,007
                                                                     ------------          ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     10,000,000 shares; none outstanding                                       --                    --
   Common stock, $.01 par value; authorized
     20,000,000 shares; issued and outstanding
     9,475,767 and 9,480,837, respectively                                     95                    95
   Additional paid-in capital                                               8,243                 8,355
   Notes receivable from stockholders                                      (1,116)               (1,128)
   Retained earnings                                                       51,072                44,705
   Accumulated other comprehensive income                                    (288)                 (237)
                                                                     ------------          ------------
      Total stockholders' equity                                           58,006                51,790
                                                                     ------------          ------------
                                                                     $    662,342          $    638,797
                                                                     ============          ============


See accompanying notes to unaudited consolidated financial statements.

                                     KinderCare Learning Centers, Inc. and Subsidiaries
                                            Consolidated Statements of Operations
                                      (Dollars in thousands, except per share amounts)
                                                         (Unaudited)


                                                       Twelve Weeks Ended                    Twenty-Eight Weeks Ended
                                              -------------------------------------   -------------------------------------
                                              December 10, 1999   December 11, 1998   December 10, 1999   December 11, 1998
                                              -----------------   -----------------   -----------------   -----------------
 Revenues, net                                     $    153,130        $    142,237        $    360,905        $    334,511
                                                   ------------        ------------        ------------        ------------
 Operating expenses:
     Salaries, wages and benefits                        86,300              79,401             201,616             184,836
     Depreciation                                         8,699               8,067              20,314              18,175
     Rent                                                 6,885               6,443              15,878              15,482
     Provision for doubtful accounts                        747                 632               1,844               1,225
     Other                                               36,399              34,422              88,150              83,289
     Restructuring charges                                   --                  47                  --                  49
                                                   ------------        ------------        ------------        ------------
            Total operating expenses                    139,030             129,012             327,802             303,056
                                                   ------------        ------------        ------------        ------------
               Operating income                          14,100              13,225              33,103              31,455
 Investment income                                           55                 103                 197                 251
 Interest expense                                       (10,244)             (9,688)            (23,328)            (22,468)
                                                   ------------        ------------        ------------        ------------
       Income before income taxes                         3,911               3,640               9,972               9,238
 Income tax expense                                       1,303               1,419               3,605               3,474
                                                   ------------        ------------        ------------        ------------
          Net income                               $      2,608        $      2,221        $      6,367        $      5,764
                                                   ============        ============        ============        ============

 Basic net income per share                        $       0.28        $       0.23        $       0.67        $       0.61
                                                   ============        ============        ============        ============

 Diluted net income per share                      $       0.27        $       0.23        $       0.66        $       0.60
                                                   ============        ============        ============        ============

 Weighted average common shares outstanding           9,475,000           9,474,000           9,474,000           9,474,000
                                                   ============        ============        ============        ============
 Weighted average common shares outstanding
      and potential common shares                     9,707,000           9,594,000           9,688,000           9,592,000
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

                                        KinderCare Learning Centers, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                      (Dollars in thousands)


                                                                                                         Accumulated
                                          Common Stock          Additional  Stockholders'                      Other
                                     ------------------------      Paid-in         Notes     Retained  Comprehensive
                                          Shares       Amount      Capital    Receivable     Earnings         Income        Total
                                     -----------  -----------  -----------  ------------  -----------  -------------  -----------
Balance at May 29, 1998                9,474,197  $        95  $     2,009  $     (1,325) $    31,179  $         (58) $    31,900
                                                                                          -----------  -------------  -----------
Comprehensive income:
   Net income                                 --           --           --            --       13,526             --       13,526
   Cumulative translation adjustment          --           --           --            --           --           (179)        (179)
                                                                                          -----------  -------------  -----------
       Total comprehensive income             --           --           --            --       13,526           (179)      13,347
                                                                                          -----------  -------------  -----------
Issuance of common stock                   6,640           --          135          (110)          --             --           25
Proceeds from collection of
   stockholders' notes receivable             --           --           --           307           --             --          307
Reversal of pre-fresh-start
   contingency                                --           --        6,211            --           --             --        6,211
                                     -----------  -----------  -----------  ------------  -----------  -------------  -----------
       Balance at May 28, 1999         9,480,837           95        8,355        (1,128)      44,705           (237)      51,790
                                                                                          -----------  -------------  -----------
Comprehensive income:
   Net income                                 --           --           --            --        6,367             --        6,367
   Cumulative translation adjustment          --           --           --            --           --            (51)         (51)
                                                                                          -----------  -------------  -----------
       Total comprehensive income                                                               6,367            (51)       6,316
                                                                                          -----------  -------------  -----------
Issuance of common stock                  13,938           --          312          (212)          --             --          100
Purchase of common stock                 (19,008)          --         (424)           --           --             --         (424)
Proceeds from collection of
   stockholders' notes receivable             --           --           --           224           --             --          224
                                     -----------  -----------  -----------  ------------  -----------  -------------  -----------
       Balance at December 10, 1999    9,475,767  $        95  $     8,243  $     (1,116) $    51,072  $        (288) $    58,006
                                     ===========  ===========  ===========  ============  ===========  =============  ===========


See accompanying notes to unaudited consolidated financial statements

                               KinderCare Learning Centers, Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                             (Dollars in thousands)
                                                   (Unaudited)


                                                                               Twenty-Eight Weeks Ended
                                                                        ---------------------------------------
                                                                        December 10, 1999     December 11, 1998
                                                                        -----------------     -----------------
Cash flows from operations:
   Net income                                                                $      6,367          $      5,764
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                20,314                18,175
       Provision for doubtful accounts                                              1,844                 1,225
       Amortization of deferred financing costs and other assets                    1,661                 1,663
       Gain on sales and disposals of property and
          equipment, net                                                             (507)                 (290)
       Changes in operating assets and liabilities:
          Increase in receivables                                                  (9,627)               (6,324)
          Decrease (increase) in prepaid expenses and supplies                        209                  (180)
          Decrease in other assets                                                    849                 1,066
          Decrease in accounts payable, accrued expenses
            and other liabilities                                                  (9,097)               (4,016)
       Other, net                                                                     (51)                   (3)
                                                                             ------------          ------------
     Net cash provided by operating activities                                     11,962                17,080
                                                                             ------------          ------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (41,706)              (44,665)
   Proceeds from sales of property and equipment                                      984                   787
   Proceeds from collection of notes receivable                                         2                 1,175
                                                                             ------------          ------------
     Net cash used in investing activities                                        (40,720)              (42,703)
                                                                             ------------          ------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                              46,000                30,000
   Proceeds from issuance of common stock                                             100                    --
   Proceeds from collection of stockholders' notes receivable                         224                   297
   Purchase of common stock                                                          (424)                   --
   Payments on long-term borrowings                                               (18,138)              (12,731)
   Bank overdrafts                                                                    866                  (662)
                                                                             ------------          ------------
     Net cash provided by financing activities                                     28,628                16,904
                                                                             ------------          ------------
                 Decrease in cash and cash equivalents                               (130)               (8,719)
Cash and cash equivalents at the beginning of the period                            5,750                11,820
                                                                             ------------          ------------
   Cash and cash equivalents at the end of the period                        $      5,620          $      3,101
                                                                             ============          ============
Supplemental cash flow information:
   Interest paid                                                             $     20,153          $     18,900
   Income taxes paid                                                                1,896                   460


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of early childhood care and education services in the United States. At December 10, 1999, KinderCare operated a total of 1,148 centers, with 1,146 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries: KinderCare Real Estate Corp.; Mini-Skools Limited; KC Development Corp.; KinderCare Learning Centres Limited and KinderCare Properties Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of KinderCare at December 10, 1999 and the results of operations and cash flows for each of the twelve and twenty-eight week periods ended December 10, 1999 and December 11, 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Report on Form 10-K for the fiscal year ended May 28, 1999.

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

Comprehensive Income

     Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                     Twelve Weeks Ended                    Twenty-Eight Weeks Ended
                             -------------------------------------   -------------------------------------
                             December 10, 1999   December 11, 1998   December 10, 1999   December 11, 1998
                             -----------------   -----------------   -----------------   -----------------
Net income                          $    2,608          $    2,221          $    6,367          $    5,764
Cumulative translation
  adjustment                               (38)                 57                 (51)                 (3)
                                    ----------          ----------          ----------          ----------
                                    $    2,570          $    2,278          $    6,316          $    5,761
                                    ==========          ==========          ==========          ==========

Net Income per Share

     The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares. The number of potential common shares outstanding and, therefore, diluted net income per share were restated for the twelve and twenty-eight weeks ended December 11, 1998 to conform to the current period presentation.

Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

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


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The information presented herein refers to the twelve weeks ended December 10, 1999 ("second quarter of fiscal 2000") and December 11, 1998 ("second quarter of fiscal 1999") and the twenty-eight weeks ended December 10, 1999 and December 11, 1998.

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

     KinderCare defines the average tuition rate as net revenues, exclusive of fees, which are primarily reservation and registration fees, and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center.

Results of Operations

Second Quarter of Fiscal 2000 compared to the Second Quarter of Fiscal 1999

     The following table shows the comparative operating results of KinderCare for the periods indicated, with dollars in thousands:

                                     Twelve Weeks              Twelve Weeks                   Change
                                            Ended    Percent          Ended    Percent        Amount
                                      December 10,        of    December 11,        of      Increase/
                                             1999   Revenues           1998   Revenues     (Decrease)
                                     ------------   --------   ------------   --------   ------------
Revenues, net                        $    153,130      100.0%  $    142,237      100.0%  $     10,893
                                     ------------   --------   ------------   --------   ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                        80,469       52.5         74,003       52.0          6,466
     Field and corporate expense            5,831        3.8          5,398        3.8            433
                                     ------------   --------   ------------   --------   ------------
       Total salaries, wages and
         benefits                          86,300       56.3         79,401       55.8          6,899
   Depreciation                             8,699        5.8          8,067        5.7            632
   Rent                                     6,885        4.5          6,443        4.5            442
   Other                                   37,146       24.2         35,054       24.7          2,092
   Restructuring charges                       --         --             47         --            (47)
                                     ------------   --------   ------------   --------   ------------
     Total operating expenses             139,030       90.8        129,012       90.7         10,018
                                     ------------   --------   ------------   --------   ------------
       Operating income              $     14,100        9.2%  $     13,225        9.3%  $        875
                                     ============   ========   ============   ========   ============

     Revenues, net - Net revenues increased $10.9 million, or 7.7%, to $153.1 million in the second quarter of fiscal 2000 from the comparable quarter last year. The increase in net revenues was primarily attributable to the increase in the average tuition rate of $7.35, or 6.6%, to $119.48 for the second quarter of fiscal 2000 from $112.13 for the second quarter of fiscal 1999. The tuition increase was due in part to the addition of new centers with higher than average tuition rates, as well as targeted local increases at existing centers. Occupancy increased 0.2 percentage points to 70.7% for the second quarter of fiscal 2000 from 70.5% for the second quarter of fiscal 1999.

     During the second quarter of fiscal 2000, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $8.1 million over the comparable quarter last year, while centers that were closed incrementally reduced net revenues by $2.4 million. During the second quarter of fiscal 2000, KinderCare opened four community centers and closed one center. During the second quarter of fiscal 1999, KinderCare opened eight centers, consisting of seven community centers and one KinderCare at Work(R) center, and closed six centers. Total licensed capacity was approximately 146,000 and 144,000 at the end of the second quarter of fiscal 2000 and 1999, respectively.

     Salaries, wages and benefits - Expenses for salaries, wages and benefits increased $6.9 million, or 8.7%, to $86.3 million in the second quarter of fiscal 2000 from the comparable quarter last year. The expense directly associated with the centers was $80.5 million in the second quarter of fiscal 2000, an increase of $6.5 million from the second quarter of fiscal 1999. The increase in center related expenses was primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration increased $0.4 million to $5.8 million in the second quarter of fiscal 2000.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 52.5% for the second quarter of fiscal 2000 from 52.0% for the comparable quarter last year, primarily due to the higher wage rates, as discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 56.3% for the second quarter of fiscal 2000 from 55.8% for the comparable quarter last year.

     Depreciation - Depreciation expense increased $0.6 million to $8.7 million in the second quarter of fiscal 2000 from the comparable quarter last year. The increase was a result of opening 33 new, larger centers during the past four quarters.

     Rent - Rent expense increased $0.4 million to $6.9 million in the second quarter of fiscal 2000 from the comparable quarter last year. KinderCare has closed 30 and opened eight leased centers in the past four quarters. Rental rates for new center leases and renewals have been higher than the rates experienced in the past.

     Other operating expenses - Other operating expenses increased $2.1 million, or 6.0%, to $37.1 million in the second quarter of fiscal 2000 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities, transportation and insurance, and expenses related to field management and corporate administration. The increase was due primarily to higher expenses related to janitorial services, utilities and insurance in the second quarter of fiscal 2000. Certain marketing expenses were accelerated into the first quarter of fiscal 2000 as compared to the prior fiscal year, resulting in a decrease in such expenses in the second quarter of fiscal 2000 from the comparable quarter last year. As a percentage of net revenues, other operating expenses decreased slightly to 24.2% for the second quarter of fiscal 2000 from 24.7% for the comparable quarter last year.

     Operating income - Operating income increased $0.9 million, or 6.6%, to $14.1 million in the second quarter of fiscal 2000 from the comparable quarter last year. The increased operating income was due to the growth in net revenues, while total operating expenses as a percentage of net revenues remained relatively flat, as discussed above.

     Adjusted EBITDA, defined as income before interest expense, income taxes, depreciation and amortization, exclusive of restructuring charges and investment income, was $22.8 million in the second quarter of fiscal 2000, an increase of $1.5 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA for the second quarter of fiscal 2000 and 1999 was 14.9% and 15.0%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $10.2 million for the second quarter of fiscal 2000, compared to $9.7 million for the second quarter of fiscal 1999 due primarily to higher borrowings under the revolving credit facility. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.8% for the second quarter of fiscal 2000 compared to 10.2% for the second quarter of fiscal 1999.

     Income tax expense - Income tax expense during the second quarter of fiscal 2000 and fiscal 1999 of $1.3 and $1.4 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state and foreign income taxes, offset by tax credits.

     Net income - Net income for the second quarter of fiscal 2000 was $2.6 million compared to $2.2 million during the second quarter of fiscal 1999. Basic and diluted net income per share for the second quarter of fiscal 2000 were $0.28 and $0.27, respectively, compared to $0.23 for the second quarter of fiscal 1999.

Twenty-Eight Weeks ended December 10, 1999 compared to the Twenty-Eight Weeks ended December 11, 1998

     The following table shows the comparative operating results of KinderCare for the periods indicated, with dollars in thousands:

                                     Twenty-Eight              Twenty-Eight                   Change
                                      Weeks Ended    Percent    Weeks Ended    Percent        Amount
                                      December 10,        of    December 11,        of      Increase/
                                             1999   Revenues           1998   Revenues     (Decrease)
                                     ------------   --------   ------------   --------   ------------
Revenues, net                        $    360,905      100.0%  $    334,511      100.0%  $     26,394
                                     ------------   --------   ------------   --------   ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense                       187,857       52.1        172,138       51.5         15,719
     Field and corporate expense           13,759        3.8         12,698        3.8          1,061
                                     ------------   --------   ------------   --------   ------------
       Total salaries, wages and
            benefits                      201,616       55.9        184,836       55.3         16,780
   Depreciation                            20,314        5.6         18,175        5.4          2,139
   Rent                                    15,878        4.4         15,482        4.6            396
   Other                                   89,994       24.9         84,514       25.3          5,480
   Restructuring charges                       --         --             49         --            (49)
                                     ------------   --------   ------------   --------   ------------
     Total operating expenses             327,802       90.8        303,056       90.6         24,746
                                     ------------   --------   ------------   --------   ------------
       Operating income              $     33,103        9.2%  $     31,455        9.4%  $      1,648
                                     ============   ========   ============   ========   ============

     Revenues, net - Net revenues increased $26.4 million, or 7.9%, to $360.9 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year. The increase in net revenues was primarily attributable to the increase in the average tuition rate of $7.11, or 6.3%, to $119.17 for the twenty-eight weeks ended December 10, 1999 from $112.06 for the twenty-eight weeks ended December 11, 1998. The tuition increase was due in part to the addition of new centers with higher than average tuition rates, as well as targeted local increases at existing centers. Occupancy declined 0.2 percentage points to 69.1% for the twenty-eight weeks ended December 10, 1999 from 69.3% for the twenty-eight weeks ended December 11, 1998. The decline was primarily a result of the increased rate of opening new, larger centers. New centers tend to open with lower than average enrollment and typically take three or four years to mature.

     During the twenty-eight weeks ended December 10, 1999, centers opened within the current and two most previous fiscal years contributed incremental net revenues of $17.7 million over the comparable period last year, while centers that were closed incrementally reduced net revenues by $4.8 million. During the twenty-eight weeks ended December 10, 1999, KinderCare opened eleven community centers and closed 23 centers. During the twenty-eight weeks ended December 11, 1998, KinderCare opened 17 centers, consisting of 16 community centers and one KinderCare at Work(R) center, and closed 15 centers.

     Salaries, wages and benefits - Expenses for salaries, wages and benefits increased $16.8 million, or 9.1%, to $201.6 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year. The expense directly associated with the centers was $187.9 million in the twenty-eight weeks ended December 10, 1999, an increase of $15.7 million from the twenty-eight weeks ended December 11, 1998. The increase in center related expenses was primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration was $13.8 million in the twenty-eight weeks ended December 10, 1999, an increase of $1.1 million from the twenty-eight weeks ended December 11, 1998.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 52.1% for the twenty-eight weeks ended December 10, 1999 from 51.5% for the comparable period last year, due to the higher wage rates discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.9% for the twenty-eight weeks ended December 10, 1999 from 55.3% for the comparable period last year.

     Depreciation - Depreciation expense increased $2.1 million to $20.3 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year. The increase was due primarily to opening 33 new, larger centers in the past four quarters.

     Rent - Rent expense increased $0.4 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year.

     Other operating expenses - Other operating expenses increased $5.5 million, or 6.5%, to $90.0 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year. The increase was due primarily to higher expenses related to food, maintenance and janitorial services, field trips, insurance and the provision for doubtful accounts. As a percentage of net revenues, other operating expenses decreased to 24.9% for the twenty-eight weeks ended December 10, 1999 from 25.3% for the comparable period last year.

     Operating income - Operating income increased $1.6 million, or 5.2%, to $33.1 million in the twenty-eight weeks ended December 10, 1999 from the comparable period last year. The increased operating income was due to the growth in net revenues, while total operating expenses as a percentage of net revenues remained relatively flat, as discussed above.

     Adjusted EBITDA was $53.4 million in the twenty-eight weeks ended December 10, 1999, an increase of $3.7 million from the comparable period last year. As a percentage of net revenues, Adjusted EBITDA for the twenty-eight weeks ended December 10, 1999 and the twenty-eight weeks ended December 11, 1998 was 14.8% and 14.9%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $23.3 million for the twenty-eight weeks ended December 10, 1999 compared to $22.5 million for the twenty-eight weeks ended December 11, 1998. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.9% for the twenty-eight weeks ended December 10, 1999 compared to 10.1% for the twenty-eight weeks ended December 11, 1998.

     Income tax expense - Income tax expense during the twenty-eight weeks ended December 10, 1999 and the twenty-eight weeks ended December 11, 1998 of $3.6 and $3.5 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due to state and foreign income taxes, offset by tax credits.

     Net income - Net income for the twenty-eight weeks ended December 10, 1999 was $6.4 million compared to $5.8 million during the twenty-eight weeks ended December 11, 1998. Basic and diluted net income per share for the twenty-eight weeks ended December 10, 1999 were $0.67 and $0.66, respectively, compared to $0.61 and $0.60, respectively, for the twenty-eight weeks ended December 11, 1998.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations, borrowings under the $300.0 million revolving credit facility and the $100.0 million synthetic lease facility established in the first quarter of fiscal 2000. At December 10, 1999, KinderCare was committed on outstanding letters of credit totaling $36.2 million, had outstanding draws of $80.0 million under the revolving credit facility and $9.5 million was funded under the synthetic lease facility. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash provided by operating activities for the twenty-eight weeks ended December 10, 1999 was $12.0 million, which represents a $5.1 million decrease in net cash flow from operations from the comparable period last year due primarily to an increase in receivables and decreases in accounts payable and other liabilities. Cash and cash equivalents totaled $5.6 million at December 10, 1999, compared to $5.8 million at May 28, 1999.

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

     During the second quarter of fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9 1/2% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.


Capital Expenditures

     During the twenty-eight weeks ended December 10, 1999 and December 11, 1998, KinderCare opened eleven and 17 centers, respectively. Over the next three years, KinderCare expects to increase its rate of opening and/or acquiring new centers to approximately 45 to 50 centers per year in the aggregate and to continue its practice of closing centers that are identified as not meeting performance expectations.

     The length of time from site selection to the opening of a community center ranges from 18 to 24 months. The average total cost per community center typically ranges from $1.8 million to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range. New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. However, KinderCare may not be able to successfully negotiate and acquire properties, meet its targets for new center additions or meet targeted deadlines for development of new centers. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare.

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

     Capital expenditures during the twenty-eight weeks ended December 10, 1999 and December 11, 1998 totaled approximately $41.7 and $44.7 million, respectively. Expenditures for new center development were $20.7 and $30.0 million, while expenditures for renovations of existing facilities were $15.2 and $10.0 million during the twenty-eight weeks ended December 10, 1999 and December 11, 1998, respectively. Purchases of equipment were $3.8 and $3.6 million and corporate information systems were $2.0 and $1.1 million, respectively, during the twenty-eight weeks ended December 10, 1999 and December 11, 1998.

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

     KinderCare completed an inventory of all hardware, software applications and data flow exchanges to or from third parties and identified systems that are critical to KinderCare operations. Testing was performed on all critical systems before December 31, 1999 and it was determined that there were no material weaknesses in those systems. Any minor weaknesses identified were remedied.

     KinderCare recently replaced its non-Year 2000 compliant payroll system based primarily on other business considerations. The new human resource/payroll software package has been certified by the vendor as Year 2000 compliant. Internal testing was also performed to ensure Year 2000 readiness. No material weaknesses were identified. The total cost of purchasing and implementing the human resource/payroll system, most of which was incurred in fiscal year 1999, was approximately $1.9 million. These costs have been expensed as incurred or will be amortized over five years in accordance with generally accepted accounting principles.

     KinderCare sent Year 2000 compliance questionnaires to third party vendors, utility companies and government agencies administering subsidized tuition programs. KinderCare also requested compliance certificates from any vendors identified as critical. KinderCare's critical vendors represented that Year 2000 compliance would be achieved prior to calendar year-end 1999.

     KinderCare had limited success in obtaining Year 2000 certifications from government agencies administering subsidized tuition programs. However, KinderCare's assessment of Year 2000 risks is that, although payments from these agencies may be delayed, payments ultimately will be made. Management believes that Year 2000 failures among these agencies would not have a material adverse effect on KinderCare's business.

     KinderCare developed and tested detailed contingency plans in the event that the systems and equipment of critical suppliers and vendors supporting critical business processes were not Year 2000 compliant. As of the date of this report, KinderCare has not been impacted by or been made aware of any internal or external Year 2000 failures that would require planned contingencies.

     KinderCare did not incur significant incremental costs specifically in connection with its Year 2000 project and all upgrades and system replacements made in connection with its Year 2000 project were part of previously planned software and hardware upgrades.

     While KinderCare is not currently aware of any internal and external Year 2000 failures, KinderCare believes that the worst-case scenario of failures that could potentially still occur and the possible adverse effects resulting from such failures include the following:

     o Vendor Problems. KinderCare may be unable to receive materials and supplies due to Year 2000-related failures on the part of its suppliers of food and other products necessary to operate existing centers. Although KinderCare believes that it could obtain these supplies from alternate sources, it would likely result in increased costs. As of the date of this report, all vendors have provided materials and supplies as scheduled.

     o Payment Delays. As discussed above, payments from governmental agencies administering tuition programs could be delayed, requiring KinderCare to fund cash flow requirements through additional borrowings. As of the date of this report, KinderCare is unaware of any Year 2000 failures among governmental agencies providing KinderCare subsidized tuition payments.

     An independent review of all phases of KinderCare's Year 2000 project was completed and the review generally confirmed that KinderCare is at low risk for Year 2000 interruption. Notwithstanding KinderCare's preparations, software code used by KinderCare and software code used by external vendors may not be Year 2000 compliant in all instances. KinderCare will continue to monitor internal systems and external parties to ensure that possible Year 2000 interruptions are identified and resolved.


Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.9% of net revenues for the twenty-eight weeks ended December 10, 1999. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

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

     (b)  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2000.

                                        KINDERCARE LEARNING CENTERS, INC.
                                                   (Registrant)


                                                 DAVID J. JOHNSON
                                      --------------------------------------
                                                 David J. Johnson
                                      Chairman of the Board of Directors and
                                              Chief Executive Officer


                                                   ROBERT ABELES
                                      --------------------------------------
                                                   Robert Abeles
                                             Executive Vice President,
                                             Chief Financial Officer