Form 10-Q
period 2000-03-03
KINDERCARE LEARNING CENTERS INC /DE
filed 2000-04-05
CIK 832812

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

                  For the quarterly period ended March 3, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at March 31, 2000 was 9,481,937.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information                                              Page

         Item 1.  Consolidated financial statements:

                  Consolidated balance sheets at March 3, 2000 and
                    May 28, 1999 (unaudited).................................  2

                  Consolidated statements of operations for the
                    twelve and forty weeks ended March 3, 2000
                    and March 5, 1999 (unaudited)............................  3

                  Consolidated statements of stockholders' equity
                    and comprehensive income for the forty weeks
                    ended March 3, 2000 and the fiscal year
                    ended May 28, 1999 (unaudited)...........................  4

                  Consolidated statements of cash flows for the
                    forty weeks ended March 3, 2000 and
                    March 5, 1999 (unaudited)................................  5

                  Notes to unaudited consolidated financial statements.......  6

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations............  7

         Item 3.  Quantitative and qualitative disclosures
                    about market risk........................................ 14

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K........................... 15

Signatures................................................................... 16

                                     PART I

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                March 3, 2000    May 28, 1999
                                                                -------------   -------------
Assets
Current assets:

     Cash and cash equivalents                                  $       2,697   $       5,750
     Receivables, net                                                  24,463          19,299
     Prepaid expenses and supplies                                      7,954           6,056
     Deferred income taxes                                             11,636          14,442
                                                                -------------   -------------
         Total current assets                                          46,750          45,547

Property and equipment, net                                           600,703         566,365
Deferred income taxes                                                   5,056           3,499
Deferred financing costs and other assets                              36,073          23,386
                                                                -------------   -------------
                                                                $     688,582   $     638,797
                                                                =============   =============

Liabilities and Stockholders' Equity
Current liabilities:

     Bank overdrafts                                            $       8,022   $       7,791
     Accounts payable                                                   7,060           8,825
     Current portion of long-term debt                                 15,582          11,586
     Accrued expenses and other liabilities                            77,647          88,899
                                                                -------------   -------------
         Total current liabilities                                    108,311         117,101

Long-term debt                                                        461,165         414,209
Self insurance liabilities                                             17,329          17,368
Deferred income taxes                                                   5,822           5,646
Other noncurrent liabilities                                           27,036          32,683
                                                                -------------   -------------
         Total liabilities                                            619,663         587,007
                                                                -------------   -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding                                 --              --
     Common stock, $.01 par value; authorized
       20,000,000 shares; issued and outstanding
       9,481,937 and 9,480,837, respectively                               95              95
     Additional paid-in capital                                        13,481           8,355
     Notes receivable from stockholders                                (1,242)         (1,128)
     Retained earnings                                                 56,851          44,705
     Accumulated other comprehensive income                              (266)           (237)
                                                                -------------   -------------
         Total stockholders' equity                                    68,919          51,790
                                                                -------------   -------------
                                                                $     688,582   $     638,797
                                                                =============   =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                           Twelve Weeks Ended               Forty Weeks Ended
                                                      -----------------------------   -----------------------------
                                                      March 3, 2000   March 5, 1999   March 3, 2000   March 5, 1999
                                                      -------------   -------------   -------------   -------------
Revenues, net                                         $     154,852   $     143,039   $     515,757   $     477,550
                                                      -------------   -------------   -------------   -------------
Operating expenses:
     Salaries, wages and benefits                            84,821          78,904         286,437         263,740
     Depreciation                                             8,663           8,886          28,977          27,061
     Rent                                                     6,804           7,147          22,682          22,629
     Provision for doubtful accounts                          1,251           1,188           3,095           2,413
     Other                                                   33,578          30,664         121,728         113,954
     Restructuring charges                                       --            (570)             --            (521)
                                                      -------------   -------------   -------------   -------------
         Total operating expenses                           135,117         126,219         462,919         429,276
                                                      -------------   -------------   -------------   -------------
              Operating income                               19,735          16,820          52,838          48,274
Investment income                                               100             139             297             390
Interest expense                                            (10,441)         (9,559)        (33,769)        (32,026)
                                                      -------------   -------------   -------------   -------------
     Income before income taxes                               9,394           7,400          19,366          16,638
Income tax expense                                            3,615           2,776           7,220           6,250
                                                      -------------   -------------   -------------   -------------
     Net income                                       $       5,779   $       4,624   $      12,146   $      10,388
                                                      =============   =============   =============   =============

Basic net income per share                            $        0.61   $        0.49   $        1.28   $        1.10
                                                      =============   =============   =============   =============

Diluted net income per share                          $        0.61   $        0.48   $        1.26   $        1.08
                                                      =============   =============   =============   =============

Weighted average common shares outstanding                9,477,000       9,480,000       9,475,000       9,476,000
                                                      =============   =============   =============   =============
Weighted average common shares outstanding and
potential common shares                                   9,477,000       9,587,000       9,633,000       9,591,000
                                                      =============   =============   =============   =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)


                                                                                                         Accumulated
                                            Common Stock        Additional  Stockholders'                      Other
                                      ------------------------     Paid-in          Notes    Retained  Comprehensive
                                           Shares       Amount     Capital     Receivable    Earnings         Income        Total
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
Balance at May 29, 1998                 9,474,197  $        95  $    2,009  $      (1,325) $   31,179  $         (58) $    31,900
                                                                                           ----------  -------------  -----------
Comprehensive income:
    Net income                                 --           --          --             --      13,526             --       13,526
    Cumulative translation adjustment          --           --          --             --          --           (179)        (179)
                                                                                           ----------  -------------  -----------
       Total comprehensive income              --           --          --             --      13,526           (179)      13,347
                                                                                           ----------  -------------  -----------
Issuance of common stock                    6,640           --         135           (110)         --             --           25
Proceeds from collection of
  stockholders' notes receivable               --           --          --            307          --             --          307
Reversal of pre-fresh start
  contingency                                  --           --       6,211             --          --             --        6,211
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
       Balance at May 28, 1999          9,480,837           95       8,355         (1,128)     44,705           (237)      51,790
                                                                                           ----------  -------------  -----------
Comprehensive income:
    Net income                                 --           --          --             --      12,146             --       12,146
    Cumulative translation adjustment          --           --          --             --          --            (29)         (29)
                                                                                           ----------  -------------  -----------
       Total comprehensive income                                                              12,146            (29)      12,117
                                                                                           ----------  -------------  -----------
Issuance of common stock                   20,108           --         452           (338)         --             --          114
Purchase of common stock                  (19,008)          --        (424)            --          --             --         (424)
Proceeds from collection of
  stockholders' notes receivable               --           --          --            224          --             --          224
Reversal of pre-fresh start
  contingency                                  --           --       5,098             --          --             --        5,098
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
    Balance at March 3, 2000            9,481,937  $        95  $   13,481  $      (1,242) $   56,851  $        (266) $    68,919
                                      ===========  ===========  ==========  =============  ==========  =============  ===========


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               Forty Weeks Ended
                                                                         ------------------------------
                                                                         March 3, 2000    March 5, 1999
                                                                         -------------    -------------
Cash flows from operations:

    Net income                                                           $      12,146    $      10,388
       Adjustments to reconcile net income to net cash provided
          by operating activities
              Depreciation                                                      28,977           27,061
              Provision for doubtful accounts                                    3,095            2,413
              Amortization of deferred financing costs and other assets          2,370            2,376
              Gain on sales and disposals of property and
                 equipment, net                                                   (527)            (402)
              Changes in operating assets and liabilities:
                 Increase in receivables                                        (8,259)          (8,708)
                 Increase in prepaid expenses and supplies                      (1,898)          (1,066)
                 (Increase) decrease in other assets                            (4,268)           1,058
                 Decrease in accounts payable, accrued expenses
                    and other liabilities                                      (12,180)          (3,389)
              Other, net                                                           (29)             (65)
                                                                         -------------    -------------
          Net cash provided by operating activities                             19,427           29,666
                                                                         -------------    -------------

Cash flows from investing activities:

    Purchases of property and equipment                                        (59,784)         (69,427)
    Acquisition of previously constructed centers                               (9,467)              --
    Investment accounted for under the cost method                              (5,398)              --
    Proceeds from sales of property and equipment                                  996            1,324
    Proceeds from collection of notes receivable                                    76            1,175
                                                                         -------------    -------------
       Net cash used in investing activities                                   (73,577)         (66,928)
                                                                         -------------    -------------

Cash flows from financing activities:

    Proceeds from long-term borrowings                                          78,000           50,000
    Payments on long-term borrowings                                           (27,048)         (14,070)
    Proceeds from issuance of common stock                                         114               25
    Proceeds from collection of stockholders' notes receivable                     224              307
    Purchase of common stock                                                      (424)              --
    Bank overdrafts                                                                231           (1,004)
                                                                         -------------    -------------
       Net cash provided by financing activities                                51,097           35,258
                                                                         -------------    -------------
          Decrease in cash and cash equivalents                                 (3,053)          (2,004)
Cash and cash equivalents at the beginning of the period                         5,750           11,820
                                                                         -------------    -------------
    Cash and cash equivalents at the end of the period                   $       2,697    $       9,816
                                                                         =============    =============
Supplemental cash flow information:

    Interest paid                                                        $      37,458    $      35,585
    Income taxes paid                                                            2,554              834


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of early childhood care and education services in the United States. At March 3, 2000, KinderCare operated a total of 1,161 centers, with 1,159 centers in 39 states in the United States and two centers in the United Kingdom. The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of KinderCare at March 3, 2000 and the results of operations and cash flows for each of the twelve and forty week periods ended March 3, 2000 and March 5, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended May 28, 1999.

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

Comprehensive Income

     Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                         Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------  ----------------------------
                                     March 3, 2000  March 5, 1999  March 3, 2000  March 5, 1999
                                     -------------  -------------  -------------  -------------
Net income                           $       5,779  $       4,624  $      12,146  $      10,388
Cumulative translation adjustment               22            (62)           (29)           (65)
                                     -------------  -------------  -------------  -------------
                                     $       5,801  $       4,562  $      12,117  $      10,323
                                     =============  =============  =============  =============

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Practice Board Opinion No. 20, Accounting Changes. SAB 101 becomes effective for the first quarter of KinderCare's fiscal year 2001. KinderCare has not yet determined the impact, if any, SAB 101 will have on its financial position or results of operations.

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

2.   Restructuring Charges

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to the planned early termination of operating leases for 38 underperforming centers. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers.

     During the forty weeks ended March 3, 2000, 20 of these underperforming centers were closed. KinderCare has paid and/or committed to pay $1.4 million of lease termination and closure costs for such closed centers. During the twelve and forty week periods ended March 3, 2000, the 20 closed centers generated aggregate net revenues of $0 and $1.6 million, respectively, and contributed aggregate operating losses of $0.1 and $0.9 million, respectively. The 20 closed centers generated aggregate net revenues of $1.3 and $4.3 million, respectively, and contributed aggregate operating losses of $0.4 and $1.4 million, respectively, during the twelve and forty week periods ended March 5, 1999.

     KinderCare is in the process of reviewing the status of the 18 remaining centers. Such centers may or may not be closed as a result of this review. If a center does not close, the related provision, which was originally recorded as a restructuring charge, would be reversed. KinderCare expects to determine whether or not to close the centers in the fourth quarter of fiscal 2000. As part of KinderCare's practice of identifying centers that are not meeting performance expectations, however, further exit plans may be committed to in the fourth quarter of fiscal 2000, which would result in additional provisions.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this document. The information presented herein refers to the twelve weeks ended March 3, 2000 ("third quarter of fiscal 2000") and March 5, 1999 ("third quarter of fiscal 1999") and the forty weeks ended March 3, 2000 and March 5, 1999.

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

Results of Operations

Third Quarter of Fiscal 2000 compared to the Third Quarter of Fiscal 1999

     The following table shows the comparative operating results of KinderCare for the periods indicated, with dollars in thousands:

                                                                                                        Change
                                      Twelve Weeks        Percent   Twelve Weeks        Percent         Amount
                                             Ended             of          Ended             of      Increase/
                                     March 3, 2000        Revenue  March 5, 1999       Revenues     (Decrease)
                                     -------------  -------------  -------------  -------------  -------------
Revenues, net                        $     154,852         100.0%  $     143,039         100.0%  $      11,813
                                     -------------  -------------  -------------  -------------  -------------
Operating expenses:
    Salaries, wages and benefits:
       Center expense                       78,582          50.7          73,122          51.1           5,460
       Field and corporate expense           6,239           4.1           5,782           4.0             457
                                     -------------  -------------  -------------  -------------  -------------
          Total salaries, wages
            and benefits                    84,821          54.8          78,904          55.1           5,917
    Depreciation                             8,663           5.6           8,886           6.2            (223)
    Rent                                     6,804           4.4           7,147           5.0            (343)
    Other                                   34,829          22.5          31,852          22.3           2,977
    Restructuring charges                       --            --            (570)         (0.4)            570
                                     -------------  -------------  -------------  -------------  -------------
       Total operating expenses            135,117          87.3         126,219          88.2           8,898
                                     -------------  -------------  -------------  -------------  -------------
          Operating income           $      19,735          12.7%  $      16,820          11.8%  $       2,915
                                     =============  =============  =============  =============  =============

     Revenues, net - Net revenues increased $11.8 million, or 8.3%, to $154.9 million in the third quarter of fiscal 2000 from the comparable quarter last year. The increase in net revenues was primarily attributable to additional revenues generated by the newly opened and/or acquired centers. During the third quarter of fiscal 2000, centers opened and/or acquired within the current and two most previous fiscal years contributed incremental net revenues of $8.6 million over the comparable quarter last year, while centers that were closed incrementally reduced net revenues by $2.2 million. During the third quarter of fiscal 2000, KinderCare opened 19 community centers, which included 13 acquired centers, and closed six centers. During the third quarter of fiscal 1999, KinderCare opened nine centers and closed seven centers. Total licensed capacity was approximately 148,000 and 145,000 at the end of the third quarter of fiscal 2000 and 1999, respectively.

     For the third quarter of fiscal 2000, the average tuition rate increased $7.45, or 6.5%, to $121.95 from $114.50 for the third quarter of fiscal 1999. The tuition increase was due to targeted local increases at existing centers, as well as the addition of new centers with higher than average tuition rates. Occupancy increased 0.3 percentage points to 67.9% for the third quarter of fiscal 2000 from 67.6% for the third quarter of fiscal 1999.

     Salaries, wages and benefits - Expenses for salaries, wages and benefits increased $5.9 million, or 7.5%, to $84.8 million in the third quarter of fiscal 2000 from the comparable quarter last year. The expense directly associated with the centers was $78.6 million in the third quarter of fiscal 2000, an increase of $5.5 million from the third quarter of fiscal 1999. The increase in center related expenses was primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration increased $0.5 million to $6.2 million in the third quarter of fiscal 2000.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, decreased to 50.7% for the third quarter of fiscal 2000 from 51.1% for the comparable quarter last year due to a slight improvement in labor productivity. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 54.8% for the third quarter of fiscal 2000 from 55.1% for the comparable quarter last year.

     Depreciation - Depreciation expense decreased $0.2 million to $8.7 million in the third quarter of fiscal 2000 from the comparable quarter last year.

     Rent - Rent expense decreased $0.3 million to $6.8 million in the third quarter of fiscal 2000 from the comparable quarter last year.

     Other operating expenses - Other operating expenses increased $3.0 million, or 9.3%, to $34.8 million in the third quarter of fiscal 2000 from the comparable quarter last year. Other operating expenses include costs directly associated with the centers, such as food, educational materials, janitorial and maintenance costs, utilities, transportation and insurance, and expenses related to field management and corporate administration. The increase was due primarily to higher expenses related to janitorial services, utilities, telecommunications and insurance in the third quarter of fiscal 2000. As a percentage of net revenues, other operating expenses increased slightly to 22.5% for the third quarter of fiscal 2000 from 22.3% for the comparable quarter last year.

     Restructuring charges - During fiscal year 1998, KinderCare relocated its corporate offices from Montgomery, Alabama to Portland, Oregon. During the third quarter of fiscal 1999, the remaining relocation reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     Operating income - Operating income increased $2.9 million, or 17.3%, to $19.7 million in the third quarter of fiscal 2000 from the comparable quarter last year. The increased operating income was due to the growth in net revenues, while total operating expenses as a percentage of net revenues declined overall, as discussed above.

     Adjusted EBITDA, defined as income before interest expense, income taxes, depreciation and amortization, exclusive of restructuring charges and investment income, was $28.4 million in the third quarter of fiscal 2000, an increase of $3.3 million from the comparable quarter last year. As a percentage of net revenues, Adjusted EBITDA for the third quarter of fiscal 2000 and 1999 was 18.3% and 17.6%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $10.4 million for the third quarter of fiscal 2000, compared to $9.6 million for the third quarter of fiscal 1999 due primarily to higher borrowings under the revolving credit facility. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.7% for the third quarter of fiscal 2000 compared to 9.6% for the third quarter of fiscal 1999.

     Income tax expense - Income tax expense during the third quarter of fiscal 2000 and fiscal 1999 of $3.6 and $2.8 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income - Net income for the third quarter of fiscal 2000 was $5.8 million compared to $4.6 million during the third quarter of fiscal 1999. Basic and diluted net income per share for the third quarter of fiscal 2000 were $0.61 compared to $0.49 and $0.48, respectively, for the third quarter of fiscal 1999.

Forty Weeks ended March 3, 2000 compared to the Forty Weeks ended March 5, 1999

The following table shows the comparative operating results of KinderCare for the periods indicated, with dollars in thousands:

                                                                                                        Change
                                       Forty Weeks        Percent    Forty Weeks        Percent         Amount
                                             Ended             of          Ended             of      Increase/
                                     March 3, 2000        Revenue  March 5, 1999       Revenues     (Decrease)
                                     -------------  -------------  -------------  -------------  -------------
Revenues, net                        $     515,757         100.0%  $     477,550         100.0%  $      38,207
                                     -------------  -------------  -------------  -------------  -------------
Operating expenses:
    Salaries, wages and benefits:
       Center expense                      266,439          51.7         245,122          51.3          21,317
       Field and corporate expense          19,998           3.8          18,618           3.9           1,380
                                     -------------  -------------  -------------  -------------  -------------
          Total salaries, wages
            and benefits                   286,437          55.5         263,740          55.2          22,697
    Depreciation                            28,977           5.7          27,061           5.7           1,916
    Rent                                    22,682           4.4          22,629           4.7              53
    Other                                  124,823          24.2         116,367          24.4           8,456
    Restructuring charges                       --            --            (521)         (0.1)            521
                                     -------------  -------------  -------------  -------------  -------------
       Total operating expenses            462,919          89.8         429,276          89.9          33,643
                                     -------------  -------------  -------------  -------------  -------------
          Operating income           $      52,838          10.2%  $      48,274          10.1%  $       4,564
                                     =============  =============  =============  =============  =============

     Revenues, net - Net revenues increased $38.2 million, or 8.0%, to $515.8 million in the forty weeks ended March 3, 2000 from the comparable period last year. The increase in net revenues was primarily attributable to additional revenues generated by the newly opened and/or acquired centers. During the forty weeks ended March 3, 2000, centers opened and/or acquired within the current and two most previous fiscal years contributed incremental net revenues of $26.3 million over the comparable period last year, while centers that were closed incrementally reduced net revenues by $7.0 million. During the forty weeks ended March 3, 2000, KinderCare opened 30 community centers, which included 13 acquired centers, and closed 29 centers. During the forty weeks ended March 5, 1999, KinderCare opened 26 centers, which consisted of 25 community centers and one KinderCare at Work(R) center, and closed 22 centers.

     For the forty weeks ended March 3, 2000, the average tuition rate increased $7.22, or 6.4%, to $120.00 from $112.78 for the forty weeks ended March 5, 1999. The tuition increase was due in part to targeted local increases at existing centers, as well as the addition of new centers with higher than average tuition rates. Occupancy declined 0.1 percentage points to 68.7% for the forty weeks ended March 3, 2000 from 68.8% for the forty weeks ended March 5, 1999.

     Salaries, wages and benefits - Expenses for salaries, wages and benefits increased $22.7 million, or 8.6%, to $286.4 million in the forty weeks ended March 3, 2000 from the comparable period last year. The expense directly associated with the centers was $266.4 million in the forty weeks ended March 3, 2000, an increase of $21.3 million from the forty weeks ended March 5, 1999. The increase in center related expenses was primarily attributable to increased staff wage rates and, to a lesser degree, increased hours and rising health benefit costs. The expense related to field management and corporate administration was $20.0 million in the forty weeks ended March 3, 2000, an increase of $1.4 million from the forty weeks ended March 5, 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, increased to 51.7% for the forty weeks ended March 3, 2000 from 51.3% for the comparable period last year, due to the higher wage rates and a slight decline in labor productivity, as discussed above. Total salaries, wages and benefits expense, as a percentage of net revenues, increased to 55.5% for the forty weeks ended March 3, 2000 from 55.2% for the comparable period last year.

     Depreciation - Depreciation expense increased $1.9 million to $29.0 million in the forty weeks ended March 3, 2000 from the comparable period last year. The increase was due primarily to additional depreciation as a result of the property and equipment related to newly opened and/or acquired centers. During the four quarters ended March 3, 2000 and March 5, 1999, 43 and 35 centers were opened and/or acquired, respectively.

     Rent - Rent expense increased $0.1 million in the forty weeks ended March 3, 2000 from the comparable period last year.

     Other operating expenses - Other operating expenses increased $8.5 million, or 7.3%, to $124.8 million in the forty weeks ended March 3, 2000 from the comparable period last year. The increase was due primarily to higher expenses related to food, janitorial services, utilities, telecommunications, field trips, insurance and the provision for doubtful accounts. As a percentage of net revenues, other operating expenses decreased to 24.2% for the forty weeks ended March 3, 2000 from 24.4% for the comparable period last year.

     Restructuring charges - During fiscal 1998, KinderCare relocated its corporate offices from Montgomery, Alabama to Portland, Oregon. During the third quarter of fiscal 1999, the remaining relocation reserve balance related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     Operating income - Operating income increased $4.6 million, or 9.5%, to $52.8 million in the forty weeks ended March 3, 2000 from the comparable period last year. The increased operating income was due to the growth in net revenues, while total operating expenses as a percentage of net revenues remained relatively flat, as discussed above.

     Adjusted EBITDA was $81.8 million in the forty weeks ended March 3, 2000, an increase of $7.0 million from the comparable period last year. As a percentage of net revenues, Adjusted EBITDA for the forty weeks ended March 3, 2000 and the forty weeks ended March 5, 1999 was 15.9% and 15.7%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense - Interest expense was $33.8 million for the forty weeks ended March 3, 2000 compared to $32.0 million for the forty weeks ended March 5, 1999. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.7% for the forty weeks ended March 3, 2000 compared to 9.9% for the forty weeks ended March 5, 1999.

     Income tax expense - Income tax expense during the forty weeks ended March 3, 2000 and the forty weeks ended March 5, 1999 of $7.2 and $6.3 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income - Net income for the forty weeks ended March 3, 2000 was $12.1 million compared to $10.4 million during the forty weeks ended March 5, 1999. Basic and diluted net income per share for the forty weeks ended March 3, 2000 were $1.28 and $1.26, respectively, compared to $1.10 and $1.08, respectively, for the forty weeks ended March 5, 1999.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations, borrowings under the $300.0 million revolving credit facility and the $100.0 million synthetic lease facility established in the first quarter of fiscal 2000. At March 3, 2000, KinderCare was committed on outstanding letters of credit totaling $36.2 million, had outstanding draws of $104.0 million under the revolving credit facility and $19.5 million was funded under the synthetic lease facility. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash provided by operating activities for the forty weeks ended March 3, 2000 was $19.4 million, which represented a $10.2 million decrease in net cash flow from operations from the comparable period last year due primarily to an increase in other assets and decreases in accrued expenses and other current and non-current liabilities. Cash and cash equivalents totaled $2.7 million at March 3, 2000, compared to $5.8 million at May 28, 1999.

     KinderCare anticipates substantially increasing its capital expenditure budget over the next several years due to an increased rate of opening and/or acquiring new centers and the renovation of existing facilities. In September 1999, KinderCare entered into a $100 million synthetic lease facility under which a third-party lessor will finance construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. KinderCare expects lower depreciation and interest expense and higher rent expense as a result of implementation of the synthetic lease facility compared to such expenses that would have been incurred if KinderCare financed the centers directly as owner.

     New enrollments are generally highest in October and February, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period. The decreased attendance in the summer months and during the calendar year-end holiday period may result in decreased liquidity during these periods.

     Management believes that cash flow generated from operations and borrowings under the revolving credit and synthetic lease facilities will adequately provide for its working capital and debt service needs and will be sufficient to fund KinderCare's expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to KinderCare on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If KinderCare experiences a lack of working capital, it may reduce its future capital expenditures. If these expenditures were substantially reduced, in management's opinion, KinderCare's operations and its cash flow would be adversely impacted.

     During the second quarter of fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9 1/2% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

Capital Expenditures

     During the forty weeks ended March 3, 2000 and March 5, 1999, KinderCare opened 30 centers, which included 13 acquired centers, and 26 centers, respectively. KinderCare expects to open and/or acquire approximately 45 to 50 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 18 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare. The average total cost per internally developed community center typically ranges from $1.8 million to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     KinderCare has devised a new prototype for internally developed centers that is larger and has a more physically appealing design than prior prototypes. The new centers have a proforma licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of
125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's existing centers. These new centers have a higher average cost of construction and typically take three to four years to reach maturity. Based on KinderCare's prototype, on average a new center should begin to produce positive EBITDA by the end of its first year of operation and begin to produce positive net income by the end of its second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     KinderCare also plans to make significant capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements, that is designed to bring all of its existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     Capital expenditures during the forty weeks ended March 3, 2000 and March 5, 1999 totaled approximately $59.8 and $69.4 million, respectively. Expenditures for new center development were $28.3 and $42.0 million, while expenditures for renovations of existing facilities were $24.3 and $16.4 million during the forty weeks ended March 3, 2000 and March 5, 1999, respectively. Purchases of equipment were $4.9 and $8.3 million and expenditures related to information systems were $2.3 and $2.7 million, respectively, during the forty weeks ended March 3, 2000 and March 5, 1999.

     Capital expenditure limits under KinderCare's credit facilities for fiscal year 2000 are $185.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, KinderCare has some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which the senior subordinated notes were issued and the credit facilities.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. KinderCare completed all phases of its Year 2000 project before December 31, 1999. Based on the results of the project, it was determined that there were no material weaknesses in KinderCare's systems and any minor weaknesses identified were remedied. While KinderCare is not currently aware of any internal or external Year 2000 failures, KinderCare will continue to monitor internal systems and external parties to ensure that possible Year 2000 interruptions are identified and resolved.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.5% of net revenues for the forty weeks ended March 3, 2000. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding fluctuating interest rates is contained in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. KinderCare is not presently engaged in any other transactions of the type described in S-K Item 305.

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)  Exhibit:

          27 - Financial Data Schedule.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2000.

                                           KINDERCARE LEARNING CENTERS, INC.
                                                     (Registrant)


                                                 /s/ DAVID J. JOHNSON
                                       -----------------------------------------
                                                   David J. Johnson
                                         Chairman of the Board of Directors and
                                                Chief Executive Officer

                                                  /s/ ROBERT ABELES
                                       -----------------------------------------
                                                    Robert Abeles
                                               Executive Vice President,
                                                Chief Financial Officer