Form 10-K405
period 2000-06-02
KINDERCARE LEARNING CENTERS INC /DE
filed 2000-08-24
CIK 832812

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

                     For the fiscal year ended June 2, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this calculation, without conceding that all executive officers and directors are "affiliates") at July 28, 2000 was $10,376,040.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at July 28, 2000 was 9,468,664.

================================================================================

                                     PART I

                                ITEM 1. BUSINESS

Forward Looking Statements

     When used in this report, press releases and elsewhere by KinderCare Learning Centers, Inc. ("KinderCare") or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of early childhood education and care centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

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

Overview

     Founded in 1969, KinderCare is the leading for-profit provider of educational services and care to children primarily between the ages of six weeks and five years in the United States. Recently, KinderCare has taken steps to become a more broad-based education company that provides educational content and services to 0 to 18 year olds. During the past year, we purchased a distance learning company that offers an accredited high school program delivered through correspondence format and over the internet. We have also invested in or entered into alliances with other companies that distribute educational content and services and have made internal investments, as described below:

     Distance Learning. In June 2000, our new subsidiary, KC Distance Learning, Inc., acquired NLKK, Inc., a distance learning company based in Bloomsburg, Pennsylvania. KC Distance Learning now operates these three business units:
Keystone National High School, an accredited correspondence-based high school program; Keystone eSchool, which provides the on-line delivery of most of the same courses as Keystone National High School; and the Learning and Evaluation Center, which provides subject extension or make-up and extra credit courses to high school students.

     Charter Schools. Charter schools have arisen as a publicly-funded alternative to public schools in those states that have passed enabling legislation. In February 2000, we made a minority investment in Beacon Education Management, Inc., a charter school management company based in Westborough, Massachusetts. At July 28, 2000, Beacon operated 26 charter schools primarily located in the northeastern region of the United States.

     Educational Content and Delivery for Public Schools. In June 2000, we made a minority equity investment in Voyager Expanded Learning, Inc., which is a leading provider of activity based after-school, in-school and summer school programs for elementary and middle schools.

     Educational Content. In August, 1999, we entered into an agreement with Gateway Learning Corporation to deliver the Hooked on Phonics(R) reading and literacy program in selected centers in order to enhance the value of our educational services in our early childhood education and care centers. At July 28, 2000, over 200 of our centers offered the four-week program to four- and five-year-old children attending our centers. We intend to offer Hooked on Phonics(R) in the majority of our centers within the next two years.

     Internet Initiatives. KinderCare has completed an evaluation, with the assistance of a third-party consultant, of its current and potential uses of the internet. As a result of that evaluation, we have restructured our website, KinderCare.com. Our enhanced website, which was released in August 2000, is more aesthetically pleasing and user friendly. We are now assessing potential additional enhancements targeted at conversion of prospective customers and communications with existing families. In addition to KinderCare.com, our subsidiary KC Distance Learning sells and/or delivers its high school curriculum over the keystonehighschool.com and creditmakeup.com websites. The information on our websites is not incorporated by reference in this document.

     In addition to these alliances and investments, we acquired 13 Ohio-based child care centers from a local provider in January 2000. This acquisition was part of our continuing effort to grow our primary business of providing center-based early childhood educational services and care. In our early childhood education and care business, we operate two primary types of centers:
KinderCare community centers and KinderCare At Work(R) centers. KinderCare community centers, which comprise the vast majority of our centers, typically provide educational services and care to children between the ages of six weeks and 12 years. At our KinderCare At Work(R) centers, we partner with employers to meet their individual needs for on-site/near-site early childhood education and care for the families of their employees. At July 28, 2000, we operated a total of 1,132 child care centers and served approximately 111,000 children and their families. Of the 1,132 centers, 1,130 were located in 39 states in the United States and two centers were located in the United Kingdom. KinderCare's total center licensed capacity at July 28, 2000 was approximately 150,000.

     KinderCare's centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m., although hours vary by location. Children are usually enrolled on a weekly basis for either full- or half-day sessions and are accepted, where capacity permits, on an hourly basis. KinderCare's tuition rates vary for children of different ages and by location.

     The principal executive offices of KinderCare are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232 and our telephone number is
(503) 872-1300.

Business Strategy

     We are pursuing a business strategy containing the following key elements:

     Continue Accelerated Opening of Centers With Improved Economics. We plan to expand by opening approximately 40 new community centers per year in locations where we believe the market for educational services and care will support higher tuition rates than our current average rates. We believe there are opportunities to continue to locate centers in many attractive markets across the United States. In 1997, we developed a new center prototype that reflects a larger and more physically appealing design than prior prototypes. We added 97 of our new prototype centers in fiscal years 1998 through 2000. We have opened three community centers from the end of fiscal year 2000 to July 28, 2000.

     Capitalize on Strong Brand Identity and Reputation. Our high quality educational and child care services, developed over 30 years, have enabled us to develop a strong brand identity and reputation in the center-based child care segment of our industry, where personal trust and parent referrals play an important role in attracting new customers. This brand recognition enhances our new center marketing efforts and encourages potential customers to try our centers. Throughout all of our communications, including informational brochures, parent handbooks, advertising and marketing materials, we reinforce our image as the market leader with a caring, well-trained staff and the resources necessary to provide high quality educational services and care.

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

     Pursue Strategic Growth Through Acquisitions and Investments. We plan to continue to pursue opportunities for acquisition of, strategic investments in and alliances with companies in our industry that offer educational content and services to 0 to 18 year olds. We believe these initiatives will complement our center-based educational services for children ages six weeks to 12 years and will make us a more competitive and broad-based education company. Over the past year we have expanded our educational distribution system. See "Overview." KinderCare plans to continue that growth in the following areas:

     o    Educational content and services
     o    Distance learning
     o    Charter schools
     o    Private schools
     o    Regional and local early childhood education chains
     o    Internet initiatives

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

     Increase Existing Center Revenue and Customer Retention. KinderCare has ongoing initiatives to grow revenue by (a) implementing targeted marketing programs to further enhance brand image and awareness, (b) enhancing the recruiting, retention and training of staff, and (c) implementing center-specific tuition pricing. Our marketing activities are currently designed to increase new enrollments primarily through local marketing efforts, including direct mail solicitation, telephone directory yellow pages and customer referrals. These methods communicate to parents KinderCare's commitment to quality early childhood education and care by emphasizing our nurturing environment, educational programs, quality staff and excellent facilities and equipment.

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

     Further Enhance Our Educational Programs. We have developed high quality proprietary curricula that incorporate age-specific learning programs based on the latest educational research. We periodically revise our educational programs to take advantage of the latest developments in early childhood education. All of our educational programs are designed to respond to the needs of the children and parents we serve and to prepare children for success in school and in life. We provide curriculum-specific training for our staff to ensure effective delivery of our programs. See "Educational Programs."

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

     Increase Number of Accredited Centers. Although not mandated by any regulatory authority, we are pursuing accreditation of our centers by the National Association for the Education of Young Children ("NAEYC"), a national organization that has established comprehensive criteria for providing quality early childhood education and care. We believe that the accreditation process strengthens the quality of our centers by motivating the teaching staff and enhancing their understanding of developmentally-appropriate early childhood practices. At July 28, 2000, we had 311 accredited centers and over 200 centers in various stages of the accreditation process.

Educational Programs

     We have developed a complete array of educational programs, including five separate proprietary age-specific curricula, under the direction of our education department. KinderCare's educational programs recognize the recent emphasis by experts on brain growth during the first years of a child's life, the importance of adult-child interactions, environmental stimulation and brain compatible learning, which focuses on teaching children in a way that is compatible with how the brain is believed to develop during various stages of a child's development. Educational programs are revised on a rotating basis to take advantage of the latest research in early childhood learning, and, when appropriate, qualified consultants are retained to assist in the revision process.

     Our curricula and other educational programs are designed to respond to the needs of the children and parents we serve and to prepare children for success in school and in life. Specifically, we provide for advancement of the whole child, including physical, emotional, intellectual and social development.

     Training. We provide curriculum-specific training for our teachers and caregivers to assist them in effectively delivering our programs. Each curriculum is designed to provide teachers with the necessary autonomy to enhance the programs based on the resources and needs of the local community. We emphasize selection of staff who are responsive to children. Each teacher is given the opportunity, training and resources to plan active and creative programs. Opportunity for professional growth is available through a systematic training progression. This process involves company-wide training programs, such as the Certification of Excellence Program, which is a professional development program we have established. We also make available more advanced training opportunities for our teachers and caregivers, including tuition reimbursement for employment-related college courses or course work in connection with obtaining a Child Development Associate credential.

     Infant and Toddler Curriculum. Our program for infants and toddlers, Welcome to Learning(R), is an award winning, brain compatible curriculum designed for children six weeks to 36 months. The program is in two distinct parts, targeted first to infants and then to toddlers and encourages children to learn with age-specific and developmentally-appropriate learning environments and activities.

     Preschool Curricula. We have two preschool programs designed for children ages three to five years. My Window On The World(R) encourages inquisitive children to discover questions and to formulate answers using the world of nature. We use Your Big Backyard, the National Wildlife Federation's magazine for preschoolers, as a resource for this program. Our Preschool at KinderCare(R) program emphasizes school readiness, including pre-reading skills, basic math concepts, science inquiry and the development of social skills and problem solving. The program incorporates KinderLetters(R) a phonics-based program created by The Rigby Company, a publisher of literacy and reading materials. We are also enhancing both preschool curricula with additional reading readiness materials, such as the Hooked on Phonics(R) reading and literacy program.

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

     School-Aged Curriculum. KinderCare's KC Imagination Highway(R) program is a project approach based curriculum, designed to meet the needs of school-aged children. The program includes a number of stimulating and challenging activities and projects, ranging from loud and active to quiet, thoughtful and social, and culminates with an event or finale for parents. Parents are increasingly looking for content-rich after-school experiences that keep school-aged children interested and involved. We believe our school-aged curriculum provides these experiences.

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

     At July 28, 2000, KinderCare operated 42 on-site/near-site employer-sponsored early childhood education and care centers for 37 different employers, including Fred Meyer, Lego Systems, The Walt Disney Company and several other businesses, universities and hospitals. In addition, we have executed contracts with Universal Orlando and Saturn to open two more employer-sponsored centers in fiscal year 2001. Of the current 42 on-site/near-site centers, 38 were KinderCare owned or leased and four were operated by KinderCare under management fee contracts. The management contracts for KinderCare At Work(R) centers generally provide for a three to five year initial period with renewal options ranging from two to five years. Our compensation under these existing agreements is generally based on a fixed fee with annual escalation.

     The viability of back-up child care, a new concept, is being tested by KinderCare. Our existing centers would be utilized to provide back-up child care services to the employees of subscribed employers. Currently, a pilot program is being run in 23 centers for a national retailer. If such pilot program is successful, KinderCare will consider further marketing efforts.

Marketing, Advertising and Promotions

     We conduct our marketing efforts through various promotional activities and customer retention and customer referral programs. In addition, our marketing efforts include targeted direct mail, yellow pages advertising, and magazine, radio and cable television advertisements. We continually evaluate the effectiveness of our marketing efforts and attempt to use the most cost-effective means of advertising. Since the recapitalization, we have improved our ability to gain information about our current and potential customers to better target our direct marketing efforts and have focused more attention on marketing to our existing customers in an effort to increase retention of those customers.

     We have also focused on center-specific marketing opportunities such as (1) choosing sites that are convenient for customers in order to to encourage drive-by identification, (2) renovating our existing centers to enhance their curb appeal and (3) upgrading the signage at our centers to a uniform standard to enhance customer recognition of our centers.

     Our center pre-opening marketing efforts include direct mail and newspaper support, as well as local public relations support. Every new center hosts an open house and provides center tours where parents and children can talk with staff, visit classrooms and play with educational toys and computers. Currently, interested customers can call toll free or access the Company's internet website (http://www.kindercare.com) to locate their nearest KinderCare center or obtain information. The information on our website is not incorporated by reference in this document.

     During fiscal year 2000, our area managers and center directors received sales and service training in a series of two day courses staggered throughout the year designed to improve their skills at enrolling and retaining new customers and retaining employees. We also introduced a new video training program designed to enhance the marketing capabilities of our center directors and assistant directors. This training program emphasizes telephone skills and how to give a center tour. Other aspects of the local marketing programs offered by each KinderCare center include periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. We also sponsor a referral program under which parents receive tuition credits for every new customer referral that leads to a new enrollment.

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

Tuition

     We determine tuition charges based upon a number of factors including the age of the child, full- or part-time attendance, location and competition. Tuition is generally collected on a weekly basis, in advance, and tuition rates are generally adjusted company-wide each year in the fall. However, we may adjust individual center rates at any time based on competitive position, occupancy levels and consumer demand. Our focus on center-level economics has enabled us to better implement market specific increases in rates without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. KinderCare's weighted average tuition rate on a weekly basis was $120.75, $113.45 and $106.81 for fiscal years 2000, 1999 and 1998, respectively.

Seasonality

     New enrollments are generally highest in October and February. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holiday periods.

Site Selection for New Centers

     KinderCare seeks to identify attractive new sites for its centers in large, metropolitan markets and smaller, growth markets that meet our operating and financial goals and where we believe the market for our services will support higher tuition rates than our current average rates. Our real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development. These studies include analysis of existing center areas, land prices, development costs, competitors, tuition pricing and demographic data, such as population, age, household income, employment levels and growth opportunities for that market. In addition, we review state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing and probability of receiving the necessary approvals to construct and operate a new center.

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

KinderCare's Real Estate Asset Management Program

     At July 28, 2000, KinderCare owned 769, or 68%, of its 1,132 centers, with land and buildings having a net book value of $475.4 million. We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, the asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives. In growth markets, we attempt to renegotiate long-term, fixed-rate leases for leased centers, avoiding rental increases tied to market value or consumer indices. If a center continues to underperform, exit strategies are employed to minimize our financial liability. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 2000, KinderCare closed 39 centers, 32 of which were leased. From the end of fiscal year 2000 to July 28, 2000, 40 centers were closed, 34 of which were leased.

     During fiscal year 1999, a provision of $4.0 million was recorded related to the planned early termination of operating leases for 38 underperforming centers. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. During fiscal year 2000, 25 underperforming leased centers were closed. After further review, we decided not to close eight of the originally identified centers due to improved operating performance. However, in fiscal year 2000, 31 additional leased centers were identified for closure. From the end of fiscal year 2000 to July 28, 2000, 33 centers have been closed. We expect the remaining three leased centers to be closed during the first quarter of fiscal year 2001.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of three surplus properties in fiscal year 2000. We were in the process of marketing an additional 17 surplus properties at July 28, 2000.

Employees

     At July 28, 2000, we employed approximately 26,000 people. Of these employees, approximately 300 were corporate headquarters employees, 300 were regional or area managers and their support personnel and the remainder were employees at our centers. Center employees include center directors, assistant directors, regular full- and part-time teachers, temporary and substitute teachers, teachers' aides and non-teaching staff, including cooks and van drivers. Approximately 7.4% of our 26,000 employees, including all management and supervisory personnel, are salaried, all other employees are paid on an hourly basis. We do not have an agreement with any labor union and believe that we have good relations with our employees.

Human Resources

     Regional and Center Personnel. At July 28, 2000, our center operations were organized into four regions and 83 areas reporting to four Regional Vice Presidents and a Vice President of Operations. During fiscal years 1998 through 2000, we took steps to strengthen our field operations by adding 33 area manager positions and 12 regional support positions. In fiscal year 2001, we plan to expand field management by creating two new regional manager positions. These positions will focus on improving operations within selected markets in the Southern and Midwestern regions of the United States.

Individual centers are managed by a center director and an assistant director. All center directors participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations.

     Training Programs. All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Additionally, we have developed and implemented training programs to certify personnel as teachers of various age groups in accordance with our internal standards and in connection with our age-specific educational programs. We have also implemented a new video series of orientation and staff training programs that is easier to deliver and is expected to be more effective than prior programs.

     Employee Benefits. The corporate human resources department monitors salaries and benefits for competitiveness. Due to high employee turnover rates in the child care segment of the education industry in general, we emphasize recruiting and retaining qualified personnel. The turnover of personnel experienced by KinderCare and other providers in the child care segment of our industry results in part from the fact that a significant portion of our employees earn entry-level wages and are part-time employees.

Communication and Information Systems

     We have a fully automated information, communication and financial reporting system for our centers. This system uses personal computers and links every center and regional office to the corporate headquarters. The system provides timely information on such items as net revenues, expenses, enrollments, attendance, payroll and staff hours. During fiscal year 1999, we completed the installation of new personal computers and fax machines in all of our centers. Recently, we have upgraded our financial reporting software, replaced our payroll system and are in the process of developing automated government child care assistance billings and implementing upgraded human resources information systems.

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

Competition in the Child Care Segment of the Education Industry

     The child care segment of the education industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Our competition consists principally of the following:

     o local nursery schools and child care centers, including church-affiliated and other non-profit centers
     o    other for-profit, center-based child care providers
     o    providers of child care services that operate out of homes
     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child
     o preschool, kindergarten and before and after school programs provided by public schools

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

     Our competition also includes other large, national, for-profit companies providing child care and education services, many of which offer child care at a lower price than we do. KinderCare competes by offering high quality education and recreational programs, contemporary, well-equipped facilities, trained teachers and supervisory personnel and a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in our before and after school program between our centers and schools.

     Our KinderCare At Work(R) centers compete with center-based child care chains, some of which have divisions which compete for employer-sponsorship opportunities, and with other organizations that focus exclusively on the work-site segment of the child care market.

Insurance

     KinderCare's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employment practices liability. These policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost. At July 28, 2000, KinderCare had approximately $7.3 million of letters of credit available to secure its obligations under retrospective and self-insurance programs. However, claims in excess of, or not included within, KinderCare's coverage may be asserted, and the effects of these claims could have an adverse effect on KinderCare.

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

     Child Care Assistance Programs. During fiscal year 2000, approximately 20.5% of KinderCare's net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by KinderCare in the future for use in transporting children between schools and our centers. We anticipate that NHTSA's recent interpretation and potential related changes in state and federal transportation regulations will increase our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers who have commercial licenses. At July 28, 2000, we had 880 school buses out of a total of 2,540 vehicles used to transport children. Also, we have ordered approximately 80 additional school buses, which are expected to be delivered in August 2000.

Trademarks and Service Marks

     We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, its schoolhouse logo and a number of other names, slogans and designs, including:

     o    Helping America's Busiest       o    Let Me Do It(R)
          Families(SM)                    o    Let's Move, Let's Play(R)
     o    I Think. I Can.(TM)             o    My Window On The World(R)
     o    KC Imagination Highway(R)       o    SmallTalk(R)
     o    Kid's Choice(TM)                o    The Whole Child is the Whole
     o    KinderCare At Work(R)                Idea(TM)
     o    KinderCare Connections(TM)      o    Welcome To Learning(R)
     o    Lakemont Academy(TM)            o    Your Child's First Classroom(R)

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

                               ITEM 2. PROPERTIES

     Corporate Headquarters. KinderCare's corporate office is located in Portland, Oregon. KinderCare entered into a ten year lease of approximately 73,000 square feet of office space, commencing on November 17, 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent. On July 15, 2000, KinderCare signed an amendment to its lease to add 4,400 square feet to its corporate office space in July 2000 and an additional 2,300 square feet in July 2001. Rent for the additional space is calculated at $23.00 per square foot for the remainder of the first five years of the lease and will increase to $26.50 per square foot for the second five years of the lease term.

     Early Childhood Education and Care Centers. At July 28, 2000, we owned 769 of our operating centers, leased 359 operating centers and operated four centers under management contracts. KinderCare owns or leases other centers which have not yet been opened or which are being held for disposition. In addition, we own real property held for future development of centers.

     A typical KinderCare community center is a one-story, air-conditioned building located on approximately one acre of land, with larger capacity centers situated on parcels ranging from one to four acres of land, constructed in accordance with model designs generally developed by KinderCare. The community centers contain classrooms, play areas and complete kitchen and bathroom facilities and can accommodate from 65 to 270 children, with most centers able to accommodate 95 to 170 children. Over the past few years, KinderCare has opened community centers that are larger in size with a capacity ranging from 135 to 220 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also have vehicles used for field trips and transporting children enrolled in KinderCare's before and after school program. All KinderCare community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides employer-sponsored child care programs individualized for each such sponsor. Facilities are on or near the employer's site and range in capacity from 80 to 250 children.

     The KinderCare community and KinderCare At Work(R) centers operated by KinderCare at July 28, 2000 were located as follows:

                                       Community      KinderCare At
Location                                 Centers    Work(R) Centers        Total
---------------------------------    -----------    ---------------   ----------
United States:
  Alabama                                      9                 --            9
  Arizona                                     15                  2           17
  Arkansas                                     3                 --            3
  California                                 101                 --          101
  Colorado                                    30                 --           30
  Connecticut                                 13                  2           15
  Delaware                                     4                 --            4
  Florida                                     65                  6           71
  Georgia                                     37                 --           37
  Illinois                                    83                  2           85
  Indiana                                     24                  1           25
  Iowa                                         8                  3           11
  Kansas                                      14                 --           14
  Kentucky                                    13                  1           14
  Louisiana                                   11                  2           13
  Maryland                                    23                 --           23
  Massachusetts                               21                 --           21
  Michigan                                    32                  2           34
  Minnesota                                   37                 --           37
  Mississippi                                  4                 --            4
  Missouri                                    35                 --           35
  Nebraska                                    10                  1           11
  Nevada                                      10                 --           10

                                       Community      KinderCare At
Location                                 Centers    Work(R) Centers        Total
---------------------------------    -----------    ---------------   ----------
  New Hampshire                                2                 --            2
  New Jersey                                  39                  4           43
  New Mexico                                   7                 --            7
  New York                                     5                  2            7
  North Carolina                              34                 --           34
  Ohio                                        77                  4           81
  Oklahoma                                     7                 --            7
  Oregon                                      12                  4           16
  Pennsylvania                                42                 --           42
  Rhode Island                                --                  1            1
  Tennessee                                   21                  1           22
  Texas                                      107                  1          108
  Utah                                         6                  1            7
  Virginia                                    49                 --           49
  Washington                                  54                  1           55
  Wisconsin                                   24                  1           25
 United Kingdom                                2                 --            2
                                     -----------    ---------------   ----------
                                           1,090                 42        1,132
                                     ===========    ===============   ==========

     Center Maintenance Program. We use a centralized maintenance program to ensure consistent high-quality maintenance of our facilities located across the country. Each of our maintenance technicians in our facilities department has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through an automated work order system. Technicians are notified and track all work orders via palm top computers. Specific geographic areas are supervised by two regional directors and 12 facility managers, each of whom manages between six and nine technicians.

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

                            ITEM 3. LEGAL PROCEEDINGS

     We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on our business or operations. However, we are subject to claims and litigation arising in the ordinary course of business, including claims and litigation involving allegations of physical or sexual abuse of children. We have notice of such allegations that have not yet resulted in claims or litigation. Although we cannot be assured of the ultimate outcome of the allegations, claims or lawsuits of which we are aware, we believe that none of these allegations, claims or lawsuits, either individually or in the aggregate, will have a material adverse effect on our business or operations. In addition, we cannot predict the negative impact of publicity that may be associated with any such allegation, claim or lawsuit.

           ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCK HOLDER MATTERS

Price Range of Common Stock

     In February 1997, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") became owners of 7.8 million shares of our common stock in a recapitalization transaction. Since then, our common stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol "KDCR." The market for our common stock must be characterized as a very limited market due to the very low trading volume, the small number of brokerage firms acting as market makers and the sporadic nature of the trading activity. The average weekly trading volume during fiscal year 2000 was less than 400 shares. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                           Common Stock
                                                      ------------------------
                                                        High Bid       Low Bid
                                                      ----------    ----------
Fiscal year ended June 2, 2000
    First quarter                                     $   33        $   25
    Second quarter                                        32            21 1/2
    Third quarter                                         21 1/2        18
    Fourth quarter                                        23            15

Fiscal year ended May 28, 1999
    First quarter                                     $   26 1/2    $   21 1/2
    Second quarter                                        26 1/2        21 1/2
    Third quarter                                         24            21 1/2
    Fourth quarter                                        33            22

Approximate Number of Security Holders

     At July 28, 2000, there were 84 holders of record of our common stock.

Dividend Policy

     During the past three fiscal years, we have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends for the foreseeable future but instead intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors. In addition, our credit facilities and the indenture governing our senior subordinated notes currently contain limitations on our ability to declare or pay cash dividends on our common stock. Future indebtedness or loan arrangements incurred by us may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

        ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for KinderCare, with dollars in thousands, except per share amounts and child care center data. KinderCare's fiscal year ends on the Friday closest to May 31. The fiscal years are typically comprised of 52 weeks. However, fiscal year 2000 includes 53 weeks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this document.

                                                                    Fiscal Year Ended (a)
                                           ---------------------------------------------------------------------------
                                          June 2, 2000          May 28,         May 29,         May 30,         May 31,
                                            (53 Weeks)            1999            1998            1997            1996
                                          ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Revenues, net...........................  $    696,846    $    632,985    $    597,070    $    563,135    $    541,264
Operating expenses, exclusive of
   recapitalization expenses,
   restructuring and other charges,
   net..................................       619,756         565,238         546,376         515,481         488,071
Recapitalization expenses (b)...........            --              --              --          17,277              --
Restructuring and other charges (c).....            --           4,157           5,201          10,275           1,484
                                          ------------    ------------    ------------    ------------    ------------
   Total operating expenses.............       619,756         569,395         551,577         543,033         489,555
                                          ------------    ------------    ------------    ------------    ------------
     Operating income...................        77,090          63,590          45,493          20,102          51,709
Investment income, net..................           386             490             612             232             250
Interest expense........................       (45,375)        (41,843)        (40,677)        (22,394)        (16,727)
                                          ------------    ------------    ------------    ------------    ------------
   Income (loss) before income taxes
     and extraordinary items............        32,101          22,237           5,428          (2,060)         35,232
Income tax expense......................        12,138           8,711           2,002           3,375          13,549
                                          ------------    ------------    ------------    ------------    ------------
   Income (loss) before extraordinary
     items..............................        19,963          13,526           3,426          (5,435)         21,683
Extraordinary items, net of income
   taxes (d)............................            --              --              --          (7,532)             --
                                          ------------    ------------    ------------    ------------    ------------
     Net income (loss)..................  $     19,963    $     13,526    $      3,426    $    (12,967)   $     21,683
                                          ============    ============    ============    ============    ============

Net income (loss) per share:
Basic - Income (loss) before
   extraordinary items..................  $       2.11    $       1.43    $       0.36    $      (0.33)   $       1.10
Extraordinary items, net................            --              --              --           (0.46)             --
                                          ------------    ------------    ------------    ------------    ------------
     Net income (loss)..................  $       2.11    $       1.43    $       0.36    $      (0.79)   $       1.10
                                          ============    ============    ============    ============    ============

Diluted - Income (loss) before
   extraordinary items..................  $       2.08    $       1.40    $       0.36    $      (0.33)   $       1.07
Extraordinary items, net................            --              --              --           (0.46)             --
                                          ------------    ------------    ------------    ------------    ------------
     Net income (loss)..................  $       2.08    $       1.40    $       0.36    $      (0.79)   $       1.07
                                          ============    ============    ============    ============    ============

Other Financial Data:
Adjusted EBITDA (e).....................  $    117,132    $    105,131    $     93,247    $     81,907    $     87,165
Adjusted EBITDA margin..................          16.8%           16.6%           15.6%           14.5%           16.1%
Depreciation............................  $     40,042    $     37,384    $     42,553    $     34,253    $     33,972
Capital expenditures....................        87,912          96,634          84,954          43,748          67,304

Child Care Center Data:
Number of centers at end of
   fiscal year..........................         1,169           1,160           1,147           1,144           1,148
Center licensed capacity at
   end of fiscal year...................       150,000         146,000         143,000         143,000         141,000
Occupancy (f)...........................          69.8%           69.9%           70.6%           70.0%          70.3%
Average tuition rate (g)................  $     120.75    $     113.45    $     106.81    $     101.93    $      99.24

Balance Sheet Data (at end of period):

Property and equipment, net.............  $    613,206    $    566,365    $    508,113    $    471,558    $    468,525
Total assets............................       695,570         638,797         591,539         569,878         527,476
Total debt..............................       460,446         425,795         403,097         394,889         146,617
Stockholders' equity....................        76,673          51,790          31,900          27,707(h)      262,435

See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data

(a) KinderCare's fiscal year ends on the Friday closest to May 31. Typically, the fiscal years are comprised of 52 weeks. Fiscal year 2000, however, includes 53 weeks.

(b) In fiscal year 1997, KinderCare incurred non-recurring expenses in order to fund the transactions undertaken in the recapitalization.

(c) Restructuring and other charges, net, included the following, with dollars in thousands:

                                                             Fiscal Year Ended
                                     ----------------------------------------------------------------
                                     June 2, 2000       May 28,      May 29,      May 30,      May 31,
                                        53 (Weeks)        1999         1998         1997         1996
                                     ------------   ----------   ----------   ----------   ----------
     Restructuring charges, net..... $         --   $    3,561   $    5,697   $    3,400   $    6,499
     Write-off of offering costs....           --          596           --           --           --
     Losses on asset impairments....           --           --           --        6,900        6,319
     Write-offs of assets...........           --           --           --        1,518           --
     Gains on litigation
       settlements..................           --           --         (496)      (1,543)     (11,334)
                                     ------------   ----------   ----------   ----------   ----------
                                     $         --   $    4,157   $    5,201   $   10,275   $    1,484
                                     ============   ==========   ==========   ==========   ==========

(d) In fiscal year 1997, KinderCare retired debt prior to maturity, the losses on which were recorded as extraordinary items.

(e) Adjusted EBITDA is defined by KinderCare as its net income before interest expense, income taxes, depreciation, amortization, recapitalization expenses, restructuring and other charges, net, investment income, net and extraordinary items. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

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

(g) Average tuition rate is defined by KinderCare as net revenues, exclusive of fees, which are primarily reservation and registration fees, and non-tuition income, divided by FTE attendance for the respective period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children can significantly affect these averages with respect to any specific center.

(h) In connection with the recapitalization during fiscal year 1997, KinderCare paid $382.4 million to redeem common stock, warrants and options. KKR contributed $148.8 million in common equity for approximately 83.6% of the 9,368,421 shares outstanding immediately after the recapitalization and existing stockholders retained approximately 16.4% of the shares outstanding immediately after the merger.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the 53 weeks ended June 2, 2000 as "fiscal 2000" and the 52 weeks ended May 28, 1999 and May 29, 1998 as "fiscal 1999" and "fiscal 1998," respectively. Typically, KinderCare's first fiscal quarter has 16 weeks and the remaining quarters each have 12 weeks. However, the fourth quarter of fiscal 2000 includes 13 weeks.

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

Fiscal 2000 (53 Weeks) compared to Fiscal 1999 (52 Weeks)

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                                                                           Change
                                     Fiscal Year Ended                Fiscal Year Ended                    Amount
                                          June 2, 2000   Percent of        May 28, 1999   Percent of    Increase/
                                            (53 Weeks)      Revenue          (52 Weeks)     Revenues   (Decrease)
                                     -----------------   ----------   -----------------   ----------   ----------
Revenues, net....................... $         696,846        100.0%  $         632,985        100.0%  $   63,861
                                     -----------------   ----------   -----------------   ----------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense..................           356,828         51.2             324,872         51.3       31,956
    Field and corporate expense.....            26,891          3.9              23,996          3.8        2,895
                                     -----------------   ----------   -----------------   ----------   ----------
    Total salaries, wages
      and benefits..................           383,719         55.1             348,868         55.1       34,851
  Depreciation......................            40,042          5.7              37,384          5.9        2,658
  Rent..............................            29,949          4.3              29,536          4.7          413
  Other.............................           166,046         23.8             149,450         23.6       16,596
  Restructuring and other charges...                --           --               4,157          0.7       (4,157)
                                     -----------------   ----------   -----------------   ----------   ----------
    Total operating expenses........           619,756         88.9             569,395         90.0       50,361
                                     -----------------   ----------   -----------------   ----------   ----------
      Operating income.............. $          77,090         11.1%  $          63,590         10.0% $    13,500
                                     =================   ==========   =================   ==========   ==========

     Revenues, net--Net revenues increased $63.9 million, or 10.1%, to $696.8 million in fiscal 2000 from fiscal 1999. After adjusting fiscal 2000 to a comparable 52-week basis, net revenues would have increased $50.3 million, or 7.9%, from fiscal 1999 to $683.2 million. The increase in net revenues was primarily attributable to additional revenues generated by the newly opened and/or acquired centers. During fiscal 2000 (on a 53-week basis), centers opened and/or acquired in fiscal 2000, 1999 and 1998 contributed incremental net revenues of $38.3 million over fiscal 1999, while centers that were closed incrementally reduced net revenues by $9.7 million. During fiscal 2000, KinderCare opened 48 centers, which included 13 acquired community centers and two KinderCare At Work(R) centers, and closed 39 centers. During fiscal 1999, KinderCare opened 39 centers, which consisted of 37 community centers and two KinderCare At Work(R) centers, and closed 26 centers. Total licensed capacity was approximately 150,000 and 146,000 at the end of fiscal 2000 and 1999, respectively.

     For the fiscal 2000, the average tuition rate increased $7.30, or 6.4%, to $120.75 from $113.45 for fiscal 1999. The tuition increase was due in part to targeted local increases at existing centers, as well as the addition of new centers with higher than average tuition rates. Occupancy remained relatively flat at 69.8% for fiscal 2000 and 69.9% for fiscal 1999.

     Salaries, wages and benefits--Expenses for salaries, wages and benefits increased $34.9 million, or 10.0%, to $383.7 million in fiscal 2000 from fiscal 1999. The expense directly associated with the centers was $356.8 million in fiscal 2000, an increase of $32.0 million from fiscal 1999. The increase in center related expenses was primarily attributable to higher staff wage rates and, to a lesser degree, increased hours and health benefit costs. The expense related to field management and corporate administration was $26.9 million in fiscal 2000, an increase of $2.9 million from fiscal 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, decreased slightly to 51.2% for fiscal 2000 from 51.3% for fiscal 1999. See "Inflation and Wage Increases." Total salaries, wages and benefits expense, as a percentage of net revenues, remained flat at 55.1% for fiscal 2000 and fiscal 1999.

     Depreciation--Depreciation expense increased $2.7 million to $40.0 million in fiscal 2000 from fiscal 1999. The increase was due primarily to additional depreciation as a result of the property and equipment related to newly opened and/or acquired centers. The increase was offset, in part, by reduced asset impairment charges.

     Rent--Rent expense was $29.9 million in fiscal 2000 and $29.5 million in fiscal 1999. See "Item 2. Properties." The rental rates experienced on renewed center leases and center leases entered into currently are higher than those experienced in previous fiscal years.

     Other operating expenses--Other operating expenses increased $16.6 million, or 11.1%, to $166.0 million in fiscal 2000 from fiscal 1999. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial and maintenance costs, utilities and marketing, and expenses related to field management and corporate administration. The increase was due primarily to higher expenses related to food, janitorial services, utilities and insurance. As a percentage of net revenues, other operating expenses increased to 23.8% for fiscal 2000 from 23.6% for fiscal 1999.

     Restructuring and other charges--Restructuring and other charges, net, included the following, with dollars in thousands:

                                                Fiscal Year Ended
                                           ----------------------------
                                           June 2, 2000          May 28,
                                             (53 Weeks)            1999
                                           ------------   -------------
        Restructuring charges, net........ $         --   $       3,561
        Write-off of offering costs.......           --             596
                                           ------------   -------------
                                           $         --   $       4,157
                                           ============   =============

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to the planned early termination of operating leases for 38 underperforming centers. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. During fiscal 2000, a total of 25 underperforming leased centers were closed, which included 23 centers identified in fiscal 1999 and two additional centers identified in fiscal 2000. KinderCare has paid and/or committed to pay $1.9 million of lease termination and closure costs for such closed centers.

     During the fourth quarter of fiscal 2000, the status of the remaining 15 centers was reviewed. Of the 15 centers, eight will remain open due to improved operating performance and seven will be closed. Therefore, $0.8 million of the provision related to the eight centers, which was originally recorded as a restructuring charge, was reversed. The provision with respect to the seven centers, was reduced by $0.1 million. In addition, the remaining provision with respect to one center closed during fiscal 1999 was reduced by $0.5 million due to a better than expected negotiated lease buyout. KinderCare identified 29 additional centers, in the fourth quarter of fiscal 2000, that are not meeting performance expectations and committed to exit plans to close such centers. As a result, restructuring charges of $1.4 million were recorded. The remaining 36 leased centers are expected to close during the first quarter of fiscal year 2001.

     During fiscal 1998, KinderCare relocated its corporate offices from Montgomery, Alabama to Portland, Oregon. In connection with the relocation, KinderCare recognized $0.2 million in restructuring costs during fiscal 1999. During the third quarter of fiscal 1999, the remaining provision related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

     During the fourth quarter of fiscal 1999, $0.6 million of nonrecurring costs were written off in connection with KinderCare's decision not to proceed with a public equity offering.

     Operating income--Operating income increased $13.5 million, or 21.2%, to $77.1 million in fiscal 2000 from fiscal 1999. The increased operating income was due to the growth in net revenues, the absence of restructuring charges in fiscal 2000 and the slight decline in total operating expenses, before restructuring charges, as a percentage of net revenues.

     Adjusted EBITDA, defined as net income before interest expense, income taxes, depreciation and amortization, exclusive of restructuring and other charges and investment income, was $117.1 million in fiscal 2000, an increase of $12.0 million from fiscal 1999. As a percentage of net revenues, Adjusted EBITDA for fiscal 2000 and fiscal 1999 was 16.8% and 16.6%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense--Interest expense was $45.4 million for fiscal 2000 compared to $41.8 million for fiscal 1999. The increase was substantially attributable to the additional draws on the revolving credit facility and higher interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.2% for fiscal 2000 compared to 9.9% for fiscal 1999.

     Income tax expense--Income tax expense during fiscal 2000 and fiscal 1999 of $12.1 and $8.7 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income--Net income for fiscal 2000 was $20.0 million compared to $13.5 million during fiscal 1999. Basic and diluted net income per share for fiscal 2000 were $2.11 and $2.08, respectively, compared to $1.43 and $1.40, respectively, for fiscal 1999.

Fiscal 1999 (52 Weeks) compared to Fiscal 1998 (52 Weeks)

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                      Fiscal Year                Fiscal Year                    Change
                                            Ended      Percent         Ended      Percent       Amount
                                           May 28,          of        May 29,          of    Increase/
                                             1999     Revenues          1998     Revenues   (Decrease)
                                      -----------   ----------   -----------   ----------   ----------
Revenues, net......................   $   632,985        100.0%  $   597,070        100.0%  $   35,915
                                      -----------   ----------   -----------   ----------   ----------
Operating expenses:
   Salaries, wages and benefits:
     Center expense................       324,872         51.3       304,190         51.0       20,682
     Field and corporate expense...        23,996          3.8        22,971          3.8        1,025
                                      -----------   ----------   -----------   ----------   ----------
       Total salaries, wages
         and benefits..............       348,868         55.1       327,161         54.8       21,707
   Depreciation....................        37,384          5.9        42,553          7.1       (5,169)
   Rent............................        29,536          4.7        27,985          4.7        1,551
   Other ..........................       149,450         23.6       148,677         24.9          773
   Restructuring and other
     charges, net..................         4,157          0.7         5,201          0.9       (1,044)
                                      -----------   ----------   -----------   ----------   ----------
    Total operating expenses.......       569,395         90.0       551,577         92.4       17,818
                                      -----------   ----------   -----------   ----------   ----------
       Operating income............   $    63,590         10.0%  $    45,493          7.6%  $   18,097
                                      ===========   ==========   ===========   ==========   ==========

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

     During fiscal 1999, centers opened within fiscal 1999, 1998 and fiscal year 1997 contributed incremental net revenues of $21.5 million over fiscal 1998. The increase in net revenues was offset in part by an incremental reduction of $7.3 million due to the closure of centers. During fiscal 1999, KinderCare opened 39 centers, consisting of 37 community centers and two KinderCare At Work(R) centers, and closed 26 centers. During fiscal 1998, KinderCare opened 20 community centers and closed 17 centers.

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

     Depreciation--Depreciation expense decreased $5.2 million to $37.4 million in fiscal 1999 from fiscal 1998. The decrease is due to additional depreciation expense recorded in fiscal 1998 of $9.4 million related to a change in the estimated useful life and salvage value of center auxiliary equipment. Auxiliary equipment is comprised of educational supplies, such as toys, books and playground equipment, furniture, cots and kitchen and other equipment, used in the operation of a center. See note 1 to KinderCare's consolidated financial statements. The decrease related to center auxiliary equipment was offset by additional depreciation expense as a result of the property and equipment added at our new centers.

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

     Restructuring and other charges, net--Restructuring and other charges, net, included the following, with dollars in thousands:

                                               Fiscal Year Ended
                                           -------------------------
                                                May 28,       May 29,
                                                  1999          1998
                                           -----------   -----------
    Restructuring charges, net..........   $     3,561   $     5,697
    Write-off of offering costs.........           596            --
    Gains on litigation settlements.....            --          (496)
                                           -----------   -----------
                                           $     4,157   $     5,201
                                           ===========   ===========

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to the early termination of operating leases for 38 underperforming centers. The provision includes an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers.

     During the fourth quarter of fiscal 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon. In connection with the relocation, KinderCare recognized $0.2 and $5.7 million in restructuring costs during fiscal 1999 and 1998, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining provision related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

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

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations, borrowings under the $300.0 million revolving credit facility and the $100.0 million synthetic lease facility established in September 1999. At June 2, 2000, KinderCare had drawn $88.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $35.8 million and had funded $33.5 million under the synthetic lease facility. KinderCare's availability under the revolving credit facility at June 2, 2000 was $176.2 million. The revolving credit facility will terminate on February 13, 2004. The synthetic lease facility will close to draws on February 13, 2001 and will mature three years later.

     KinderCare's consolidated net cash provided by operating activities for fiscal 2000 was $60.3 million, which represented a $4.8 million decrease in net cash flow from fiscal 1999 due primarily to an increase in other assets related to pending draws under the synthetic lease facility. Cash and cash equivalents totaled $1.4 million at June 2, 2000, compared to $5.8 million at May 28, 1999, and the ratio of current assets to current liabilities was 0.36 to one at June 2, 2000, versus 0.39 to one at May 28, 1999.

     KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital. In connection with the 1997 recapitalization, KinderCare borrowed $50.0 million under a term loan facility and issued $300.0 million of 9 1/2% senior subordinated notes due 2009. The term loan facility will mature on February 13, 2006 and provides for nominal annual amortization. During the second quarter of fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9 1/2% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     In order to fund capital expenditures on new center development, KinderCare entered into a $100.0 million synthetic lease facility. Under the synthetic lease facility, a third-party lessor will finance construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases, when executed, are expected to be classified as operating leases. Accordingly, KinderCare expects lower depreciation and interest expense and higher rent expense as a result of implementation of the synthetic lease facility compared to such expenses that would have been incurred if KinderCare financed the centers directly as owner.

     KinderCare may experience decreased liquidity in the summer months and during the calendar year-end holiday period due to decreased attendance during these periods. New enrollments are generally highest in October and February, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period.

     KinderCare utilized approximately $18.1 million of net operating loss carryforwards to offset taxable income in its 1998 and 1999 fiscal years. Approximately $9.1 million of net operating loss carryforwards are available to be utilized in future fiscal years. If such net operating loss carryforwards were reduced due to a change of control or otherwise, KinderCare would be required to pay additional taxes and interest, which would reduce available cash.

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

Capital Expenditures

     During fiscal 2000 and 1999, KinderCare opened 48 and 39 centers, respectively. KinderCare expects to open approximately 40 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers for local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 18 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare. The average total cost per internally developed community center typically ranges from $1.4 million to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     KinderCare has devised a new prototype for internally developed centers that is larger and has a more physically appealing design than prior prototypes. The new centers have a pro forma licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of
125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's existing centers. These new centers have a higher average cost of construction and typically take three to four years to reach maturity. Based on KinderCare's prototype, on average a new center should begin to produce positive EBITDA by the end of its first year of operation and begin to produce positive net income by the end of its second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     KinderCare also plans to make significant capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements, that is designed to bring all of its existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     Capital expenditures included the following with dollars in thousands:

                                                               Fiscal Year Ended
                                                 ---------------------------------------------
                                                  June 2, 2000          May 28,         May 29,
                                                    (53 Weeks)            1999            1998
                                                 -------------   -------------   -------------
New center development.......................... $      36,631   $      57,633   $      36,455
Renovation of existing facilities...............        36,646          29,753          23,698
Equipment purchases.............................         6,618          10,393          22,343
Acquisition of previously constructed centers...         5,029              --              --
Information systems purchases................... $       2,988   $       3,855   $       2,548
                                                 -------------   -------------   -------------
                                                 $      87,912   $      96,634   $      84,954
                                                 =============   =============   =============

     Capital expenditure limits under KinderCare's credit facilities for fiscal year 2001 are $190.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, KinderCare has some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which the senior subordinated notes were issued and the credit facilities.

Recently Issued Accounting Standards

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 becomes effective for the fourth quarter of KinderCare's fiscal year 2001, however, early implementation is acceptable. Assuming SAB 101 is implemented in the first quarter of fiscal year 2001, KinderCare would defer recognition of registration and education fees totaling approximately $0.8 million, net of income taxes. The one-time charge would be recorded as a cumulative effect of a change in accounting principle. On a go-forward basis, registration and education fees would be deferred and amortized over the estimated average enrollment period, not to exceed 12 months.

Seasonality

     New enrollments are generally highest in October and February. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holiday periods.

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

     Child Care Assistance Programs. During fiscal 2000, approximately 20.5% of KinderCare's net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low-income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. KinderCare has not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations will affect the type of vehicle that may be purchased by KinderCare in the future for use in transporting children between schools and our centers. NHTSA's recent interpretation and potential related changes in state and federal transportation regulations are anticipated to increase the cost to transport children because school buses are more expensive to purchase and maintain and may require drivers who have commercial licenses. At June 2, 2000, KinderCare had 682 school buses out of a total of 2,540 vehicles used to transport children.

Inflation and Wage Increases

     Management does not believe that the effect of inflation on the results of KinderCare's operations has been significant in recent periods, including its last three fiscal years.

     Expenses for salaries, wages and benefits represented approximately 55.1% of net revenues for fiscal 2000. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of KinderCare. KinderCare is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9 1/2% senior subordinated notes aggregating $290.0 and $300.0 million at June 2, 2000 and May 28, 1999, respectively. KinderCare also has no cash flow exposure on certain mortgages and industrial revenue bonds aggregating $7.6 and $8.8 million at June 2, 2000 and May 28, 1999, respectively. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility, and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. Accordingly, for the years ended June 2, 2000 and May 28, 1999 a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $1.4 and $1.1 million, respectively.

Foreign Exchange Risk

     KinderCare is exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of KinderCare's operations in the United Kingdom, KinderCare does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on KinderCare's financial position, results of operations or cash flows.

                          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          KinderCare Learning Centers, Inc. and Subsidiaries
                                      Consolidated Balance Sheets
                           (Dollars in thousands, except per share amounts)


                                                                        June 2, 2000     May 28, 1999
                                                                        ------------     ------------
Assets
Current assets:
    Cash and cash equivalents.......................................... $      1,445    $       5,750
    Receivables, net...................................................       24,294           19,299
    Prepaid expenses and supplies......................................        7,244            6,056
    Deferred income taxes..............................................       12,208           14,442
                                                                        ------------     ------------
       Total current assets............................................       45,191           45,547

Property and equipment, net............................................      613,206          566,365
Deferred income taxes..................................................        1,374            3,499
Deferred financing costs and other assets..............................       35,799           23,386
                                                                        ------------     ------------
                                                                        $    695,570     $    638,797
                                                                        ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdrafts.................................................... $      4,549     $      7,791
    Accounts payable...................................................        6,487            8,825
    Current portion of long-term debt..................................       15,612           11,586
    Accrued expenses and other liabilities.............................       99,690           88,899
                                                                        ------------     ------------
       Total current liabilities.......................................      126,338          117,101

Long-term debt.........................................................      444,834          414,209
Self insurance liabilities.............................................       15,214           17,368
Deferred income taxes..................................................        5,563            5,646
Other noncurrent liabilities...........................................       26,948           32,683
                                                                        ------------     ------------
       Total liabilities...............................................      618,897          587,007
                                                                        ------------     ------------

Commitments and contingencies (Notes 7 and 11)

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares;
       none outstanding................................................           --               --
    Common stock, $.01 par value; authorized 20,000,000 shares;
       issued and outstanding 9,481,937 and 9,480,837 shares,
       respectively....................................................           95               95
    Additional paid-in capital.........................................       13,509            8,355
    Notes receivable from stockholders.................................       (1,186)          (1,128)
    Retained earnings..................................................       64,668           44,705
    Accumulated other comprehensive income.............................         (413)            (237)
                                                                        ------------     ------------
       Total stockholders' equity......................................       76,673           51,790
                                                                        ------------     ------------
                                                                        $    695,570     $    638,797
                                                                        ============     ============

See accompanying notes to consolidated financial statements.

                      KinderCare Learning Centers, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                       (Dollars in thousands, except per share amounts)


                                                             Fiscal Year Ended
                                               ----------------------------------------------
                                               June 2, 2000     May 28, 1999     May 29, 1998
                                               ------------     ------------     ------------
Revenues, net................................. $    696,846     $    632,985     $    597,070
                                               ------------     ------------     ------------
Operating expenses:
   Salaries, wages and benefits...............      383,719          348,868          327,161
   Depreciation...............................       40,042           37,384           42,553
   Rent.......................................       29,949           29,536           27,985
   Provision for doubtful accounts............        5,107            4,377            5,529
   Other......................................      160,939          145,073          143,148
   Restructuring and other charges, net.......           --            4,157            5,201
                                               ------------     ------------     ------------
        Total operating expenses..............      619,756          569,395          551,577
                                               ------------     ------------     ------------
      Operating income........................       77,090           63,590           45,493
Investment income.............................          386              490              612
Interest expense..............................      (45,375)         (41,843)         (40,677)
                                               ------------     ------------     ------------
   Income before income taxes.................       32,101           22,237            5,428
Income tax expense............................       12,138            8,711            2,002
                                               ------------     ------------     ------------
        Net income............................ $     19,963     $     13,526     $      3,426
                                               ============     ============     ============

Basic net income per share.................... $       2.11     $       1.43     $       0.36
                                               ============     ============     ============

Diluted net income per share.................. $       2.08     $       1.40     $       0.36
                                               ============     ============     ============

Weighted average common shares outstanding....    9,477,000        9,477,000        9,397,000
                                               ============     ============     ============

Weighted average common shares outstanding
   and potential common shares................    9,597,000        9,633,000        9,398,000
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

                                   KinderCare Learning Centers, Inc. and Subsidiaries
                        Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                 (Dollars in thousands)


                                                                                                Accumulated
                                    Common Stock      Additional   Stockholders'                      Other
                                --------------------     Paid-in          Notes     Retained  Comprehensive
                                   Shares     Amount     Capital     Receivable     Earnings  Income (Loss)      Total
                                ---------  ---------  ----------  -------------  -----------  -------------  ---------
Balance at May 30, 1997........ 9,368,421  $      94  $       --  $          --  $    27,753  $        (140) $  27,707

Comprehensive income:
   Net income..................        --         --          --             --        3,426             --      3,426
   Cumulative translation
     adjustment................        --         --          --             --           --             82         82
                                                                                                             ---------
     Total comprehensive income                                                                                  3,508
Issuance of common stock.......   105,776          1       2,009         (1,490)          --             --        520
Proceeds from collection of
   stockholders' notes
   receivable..................        --         --          --            165           --             --        165
                                ---------  ---------  ----------  -------------  -----------  -------------  ---------
     Balance at May 29, 1998... 9,474,197         95       2,009          1,325       31,179            (58)    31,900

Comprehensive income:
   Net income..................        --         --          --             --       13,526             --     13,526
   Cumulative translation
     adjustment................        --         --          --             --           --           (179)      (179)
                                                                                                             ---------
     Total comprehensive
       income..................                                                                                 13,347
Issuance of common stock.......     6,640         --         135           (110)          --             --         25
Proceeds from collection of
   stockholders' notes
   receivable..................        --         --          --            307           --             --        307
Reversal of pre-fresh start
   contingency.................        --         --       6,211             --           --             --      6,211
                                ---------  ---------  ----------  -------------  -----------  -------------  ---------
     Balance at May 28, 1999... 9,480,837         95       8,355         (1,128)      44,705           (237)    51,790

Comprehensive income:
   Net income..................        --         --          --             --       19,963             --     19,963
   Cumulative translation
     adjustment................        --         --          --             --           --           (176)      (176)
                                                                                                             ---------
     Total comprehensive
       income..................                                                                                 19,787
Issuance of common stock.......    20,108         --         452           (338)          --             --        114
Purchase of common stock.......   (19,008)        --        (396)            --           --             --       (396)
Proceeds from collection of
   stockholders' notes
   receivable..................        --         --          --            280           --             --        280
Reversal of pre-fresh start
   contingency.................        --         --       5,098             --           --             --      5,098
                                ---------  ---------  ----------  -------------  -----------  -------------  ---------
     Balance at June 2, 2000... 9,481,937  $      95  $   13,509  $      (1,186) $    64,668  $        (413) $  76,673
                                =========  =========  ==========  =============  ===========  =============  =========

See accompanying notes to consolidated financial statements.

                      KinderCare Learning Centers, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                    (Dollars in thousands)


                                                             Fiscal Year Ended
                                               ----------------------------------------------
                                               June 2, 2000     May 28, 1999     May 29, 1998
                                               ------------     ------------     ------------
Cash flows from operations:
   Net income................................. $     19,963     $     13,526     $      3,426
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation.............................       40,042           37,384           42,553
     Provision for doubtful accounts..........        5,107            4,377            5,529
     Amortization of deferred financial
       costs and other assets.................        3,056            3,169            3,111
     (Gain) loss on sales and disposals of
       property and equipment, net............         (680)            (639)             105
     Deferred tax expense.....................        4,271            6,703            1,150
     Changes in operating assets and
       liabilities:
       Increase in receivables................      (10,102)          (9,453)          (7,884)
       Decrease (increase) in prepaid
         expenses and supplies................       (1,188)          (1,117)           1,175
       Decrease (increase) in other assets....       (5,611)             272           (1,590)
       Increase in accounts payable, accrued
         expenses and other liabilities.......        5,667           11,072            8,791
     Other, net...............................         (176)            (179)              82
                                               ------------     ------------     ------------
   Net cash provided by operating activities..       60,349           65,115           56,448
                                               ------------     ------------     ------------
Cash flows from investing activities:
   Purchases of property and equipment........      (82,883)         (96,634)         (84,954)
   Acquisition of previously constructed
     centers..................................       (9,490)              --               --
   Investment accounted for under the
     cost method..............................       (5,460)              --               --
   Proceeds from sales of property and
     equipment................................        1,709            1,637            3,691
   Proceeds from collection of notes
     receivable...............................           63            1,175              765
                                               ------------     ------------     ------------
     Net cash used by investing activities....      (96,061)         (93,822)         (80,498)
                                               ------------     ------------     ------------
Cash flows from financing activities:

   Proceeds from long-term borrowings.........       78,000           50,000           20,000
   Payments on long-term borrowings...........      (43,349)         (27,302)         (11,792)
   Proceeds from issuance of common stock.....          114               25              520
   Proceeds from collection of stockholders'
     notes receivable.........................          280              307              165
   Purchases of common stock..................         (396)              --               --
   Bank overdrafts............................       (3,242)            (393)           2,827
                                               ------------     ------------     ------------
     Net cash provided by financing
       activities.............................       31,407           22,637           11,720
                                               ------------     ------------     ------------
   Decrease in cash and cash equivalents......       (4,305)          (6,070)         (12,330)
   Cash and cash equivalents at the
     beginning of the fiscal year.............        5,750           11,820           24,150
                                               ------------     ------------     ------------
   Cash and cash equivalents at the end
     of the fiscal year....................... $      1,445     $      5,750     $     11,820
                                               ============     ============     ============
Supplemental cash flow information:
   Interest paid.............................. $     41,193     $     31,472     $     36,744
   Income taxes paid, net.....................        3,387              688              561

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

     KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years. At June 2, 2000, KinderCare operated a total of 1,169 centers, with 1,167 centers in 39 states in the United States and two centers in the United Kingdom.

     On October 3, 1996, KinderCare and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger. KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co. ("KKR"), a private investment firm. Pursuant to the merger agreement, on February 13, 1997, KCLC was merged with and into KinderCare, with KinderCare continuing as the surviving corporation. Upon completion of the merger, affiliates of KKR owned 7,828,947 shares. At June 2, 2000, the Partnership owned 82.6% of the outstanding common stock of KinderCare.

     The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

     References to fiscal 2000, fiscal 1999 and fiscal 1998 are to the 53 weeks ended June 2, 2000, the 52 weeks ended May 28, 1999 and the 52 weeks ended May 29, 1998, respectively. KinderCare's fiscal year ends on the Friday closest to May 31. Typically, the first quarter is 16 weeks long and the second, third and fourth quarters are each 12 weeks long. Fiscal 2000, however, is 53 weeks long with 13 weeks in the fourth quarter.

Revenue Recognition

     KinderCare recognizes revenue for child care services as earned. Net revenues include tuition, fees and non-tuition income, reduced by discounts. KinderCare receives fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue.

Advertising

     Costs incurred to produce media advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. Costs related to website development are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Other advertising costs are expensed as incurred.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash held in banks and liquid investments with maturities, at the date of acquisition, not exceeding 90 days.

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

     KinderCare's property and equipment is depreciated using the following estimated useful lives:

                                                                Life
                                                           --------------
        Buildings......................................... 10 to 40 years
        Building renovations..............................  2 to 10 years
        Leasehold improvements............................  2 to 10 years
        Computer equipment................................  3 to  5 years
        All other equipment...............................  3 to 10 years

     During the fourth quarter of fiscal 1998, KinderCare changed the estimated useful life of auxiliary equipment to three years and the salvage value to 50% of the original cost. The change was made to better align the estimated useful life and salvage value of auxiliary equipment with actual experience. Depreciation expense increased $9.4 million in fiscal 1998 as a result of the change in estimate. The after-tax impact was a reduction in net income and basic and diluted income per share of $5.6 million and $0.60 per share, respectively. Auxiliary equipment is comprised of educational supplies, such as toys, books and playground equipment, furniture, cots and kitchen and other equipment, used in the operation of a center. Auxiliary equipment is depreciated to 50% of its initial cost on the straight-line basis over three years. Subsequent replacements are expensed when placed in service.

Asset Impairments

     Long-lived assets and certain identifiable intangibles to be held and used by KinderCare are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. KinderCare regularly evaluates long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, KinderCare records an impairment charge, if necessary, to reduce the carrying value to estimated fair value. During fiscal 2000 and 1999, impairment charges of $1.1 million and $2.1 million were recorded with respect to certain underperforming centers. The impairment charge was included as a component of depreciation expense in the statement of operations.

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities. Such method approximates the effective yield method.

Investments

     Investments, wherein KinderCare does not exert significant influence or own over 20% of the investee's voting common stock, are accounted for under the cost method.

Self-Insurance Programs

     KinderCare is self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims. A summary of self-insurance liabilities was as follows, with dollars in thousands:

                                                 June 2, 2000    May 28, 1999
                                               --------------  --------------
Balance at the beginning of the fiscal year... $       24,427  $       28,025
Expense.......................................          7,708           4,461
Claims paid...................................         (8,754)         (8,059)
                                               --------------  --------------
   Balance at the end of the fiscal year......         23,381          24,427
Less current portion of self-insurance
   liabilities................................          8,167           7,059
                                               --------------  --------------
                                               $       15,214  $       17,368
                                               ==============  ==============

Income Taxes

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

Stock-Based Compensation

     KinderCare measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides, if material, pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

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

Net Income per Share

     The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, with shares in thousands:

                                                Fiscal Year Ended
                                  ----------------------------------------------
                                    June 2, 2000    May 28, 1999    May 29, 1998
                                  --------------  --------------  --------------
Weighted average common shares
  outstanding....................          9,477           9,477           9,397
Dilutive effect of options.......            120             156               1
Weighted average common shares
  outstanding and potential       --------------  --------------  --------------
  common shares..................          9,597           9,633           9,398
                                  ==============  ==============  ==============

     In fiscal 2000, 92,500 shares were excluded from potential common shares due to their anti-dilutive effect.

Reporting for Segments

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Since KinderCare operates in one reportable segment, no changes have been made to KinderCare's current or previous years' disclosures as a result of adoption of SFAS No. 131.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, Accounting Changes. SAB 101 becomes effective for the fourth quarter of KinderCare's fiscal year 2001, however, early implementation is acceptable. Assuming SAB 101 is implemented in the first quarter of fiscal year 2001, KinderCare would defer recognition of registration and education fees totaling approximately $0.8 million, net of income taxes. The one-time charge would be recorded as a cumulative effect of a change in accounting principles. On a go-forward basis, registration and education fees would be deferred and amortized over the estimated average enrollment period, not to exceed 12 months.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.   Restructuring and Other Charges, Net

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded related to the planned early termination of operating leases for 38 underperforming centers. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. During fiscal 2000, a total of 25 underperforming leased centers were closed, which included 23 centers identified in fiscal 1999 and two additional centers identified in fiscal 2000. KinderCare has paid and/or committed to pay $1.9 million of lease termination and closure costs for such closed centers.

     During the fourth quarter of fiscal 2000, the status of the remaining 15 centers was reviewed. Of the 15 centers, eight will remain open due to improved operating performance and seven will be closed. Therefore, $0.8 million of the provision related to the eight centers, which was originally recorded as a restructuring charge, was reversed. The provision with respect to the seven centers, was reduced by $0.1 million. In addition, the remaining provision with respect to one center closed during fiscal 1999 was reduced by $0.5 million due to a better than expected negotiated lease buyout. KinderCare identified 29 additional centers, in the fourth quarter of fiscal 2000, that are not meeting performance expectations and committed to exit plans to close such centers. As a result, restructuring charges of $1.4 million were recorded pursuant to the original authorization of the Board of Directors. The remaining 36 leased centers are expected to close during the first quarter of fiscal year 2001.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

     Balance at May 28, 1999............................ $      4,000
     Payments and/or commitments on 25 centers closed
        during fiscal 2000..............................       (1,861)
     Reversal related to 8 centers not to be closed.....         (760)
     Reduction related to 7 centers with closure dates
        extended to fiscal year 2001....................         (111)
     Reversal of the remaining reserve on 1 center
        closed in fiscal 2000...........................         (512)
     Provision related to exit plans on 29 centers
        to be implemented in fiscal year 2001...........        1,393
                                                         ------------
        Balance at June 2, 2000......................... $      2,149
                                                         ============

     During fiscal 2000, 1999, and 1998, the centers that have been and will be closed contributed aggregate net revenues of $16.0, $20.9 and $21.7 million, respectively. Aggregate operating losses of $3.4, $3.2 and $2.0 million were incurred in fiscal 2000, 1999, and 1998, respectively, related to the centers.

     During the fourth quarter of fiscal 1997, KinderCare decided to relocate its corporate offices from Montgomery, Alabama to Portland, Oregon. In connection with the relocation, KinderCare recognized $0.2 and $5.7 million in restructuring costs during fiscal 1999 and 1998, respectively. Expenses incurred were primarily for the retention, recruitment and relocation of employees and travel costs related to the office relocation. During the third quarter of fiscal 1999, the remaining provision related to employee termination benefits of $0.6 million was reversed following a favorable determination in an arbitration proceeding.

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

3.   Receivables

     Receivables consist of the following, with dollars in thousands:

                                                    June 2, 2000   May 28, 1999
                                                   -------------  -------------
     Tuition.....................................  $      27,377  $      22,091
     Allowance for doubtful accounts.............         (4,790)        (4,326)
                                                   -------------  -------------
                                                          22,587         17,765
     Other.......................................          1,707          1,534
                                                   -------------  -------------
                                                   $      24,294  $      19,299
                                                   =============  =============

4.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consist of the following, with dollars in thousands:

                                                   June 2, 2000   May 28, 1999
                                                   -------------  -------------
     Inventories.................................  $       2,891  $       2,364
     Prepaid rent................................          2,538          2,898
     Other.......................................          1,815            794
                                                   -------------  -------------
                                                   $       7,244  $       6,056
                                                   =============  =============

5.   Property and Equipment

     Property and equipment consist of the following, with dollars in thousands:

                                                   June 2, 2000   May 28, 1999
                                                  -------------  -------------
     Land........................................ $     159,618  $     155,742
     Buildings and leasehold improvements........       468,986        418,413
     Equipment...................................       151,526        130,610
     Construction in progress....................        29,529         22,809
                                                  -------------  -------------
                                                        809,659        727,574
     Accumulated depreciation and amortization...      (196,453)      (161,209)
                                                  -------------  -------------
                                                  $     613,206  $     566,365
                                                  =============  =============

6.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following, with dollars in thousands:

                                                   June 2, 2000   May 28, 1999
                                                  -------------  -------------
     Accrued compensation, benefits and
       related taxes............................. $      38,734  $      30,734
     Deferred revenue............................        13,525         11,312
     Accrued interest............................         9,486          8,979
     Accrued income taxes........................         8,719          4,633
     Self insurance..............................         8,163          7,059
     Accrued property taxes......................         7,219          7,450
     Accrued restructuring and other charges.....         2,937          4,239
     Other.......................................        10,907         14,493
                                                  -------------  -------------
                                                  $      99,690  $      88,899
                                                  =============  =============

7.  Long-Term Debt

     Long-term debt consists of the following, with dollars in thousands:

                                                                  June 2, 2000     May 28, 1999
                                                                 -------------    -------------
     Secured:
       Borrowings under revolving credit facility, interest
         at adjusted LIBOR plus 1.25% from 7.53% to 8.08%
         at June 2, 2000 and 6.15% to 6.18% at May 28, 1999
         and at the alternative base rate plus 0.00% of
         9.50% at June 2, 2000.................................. $      88,000    $      35,000
       Term loan facility, interest at adjusted LIBOR plus
         2.50% of 9.32% and 7.41%, respectively.................        48,500           49,000
       Industrial refunding revenue bonds at variable rates
         of interest from 4.10% to 6.50% and 3.60% to 5.00%,
         respectively, supported by letters of credit,
         maturing calendar 2000 to 2009.........................        26,350           33,025
       Real and personal property mortgages payable in
         monthly installments through calendar 2005,
         interest rate of 8.00%.................................         3,233            4,193
       Industrial revenue bonds secured by real property
         with maturities to calendar 2005 at interest rates
         of 6.65% to 9.75% and 5.43% to 9.75%, respectively.....         4,363            4,577
     Unsecured - Senior subordinated notes due 2009, interest
       at 9 1/2%, payable semi-annually.........................       290,000          300,000
                                                                 -------------    -------------
                                                                       460,446          425,795
     Less current portion of long-term debt.....................        15,612           11,586
                                                                 -------------    -------------
                                                                 $     444,834    $     414,209
                                                                 =============    =============

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

     The credit facilities bear interest, at KinderCare's option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals:

     o    an adjusted LIBOR rate plus
          o    in the case of the term loan facility, a debt to
               EBITDA-dependent rate ranging from 2.50% to 3.00%
          o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 1.25% to 2.50%

     o    an alternative base rate plus
          o in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 1.25% to 1.75%
          o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 0.00% to 1.25%
     --------------
     EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization.

     At June 2, 2000, the amount outstanding on the term loan facility was $48.5 million and the interest rate was 9.32%, which was adjusted LIBOR plus 2.50%. Under the revolving credit facility, $20.0 million was outstanding at an interest rate of 8.08%, $55.0 million was outstanding at an interest rate of 8.07% and $10.0 million was outstanding at an interest rate of 7.53%, which was adjusted LIBOR plus 1.25%, while $30.0 million was outstanding at an interest rate of 9.5%, which was the alternative base rate plus 0.00%.

     KinderCare also pays a commitment fee calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA or EBITDA to interest expense-dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At June 2, 2000, the commitment fee rate was 0.25%. This fee is payable quarterly in arrears. During fiscal 2000 and 1999, KinderCare paid commitment fees totaling $0.6 and $0.9 million, respectively.

     In addition, KinderCare pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR, less a fronting fee calculated at a rate equal to 0.125% per year. At June 2, 2000, the letter of credit fee rate was 1.25%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, KinderCare will pay customary transaction charges in connection with any letter of credit. At June 2, 2000, KinderCare had approximately $35.8 million committed under outstanding letters of credit.

     The term loan facility will be subject to mandatory prepayment with the proceeds of specified asset sales, specified debt issuances and, on an annual basis, with 50% of KinderCare's excess cash flow, as defined in the credit agreement. The term loan facility is also subject to mandatory prepayment with the proceeds of specified sale leaseback transactions, child care center mortgage financings and real estate securitization transactions involving properties owned, operated or leased on the date of the February 3, 1997 closing of the credit facilities, but only to the extent that such proceeds exceed $50 million in the aggregate.

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

Industrial Revenue Bonds

     Series A Through E Industrial Revenue Bonds. KinderCare is obligated to various issuers of industrial revenue bonds, which are referred to as refunded IRBs. Such bonds mature from calendar 2000 to 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds which were used to finance the cost of acquiring, constructing and equipping specific facilities of KinderCare. At June 2, 2000, the refunded IRBs bore interest at variable rates from 4.10% to 6.50%, and each is secured by a letter of credit under the revolving credit facility.

     Other IRBs. KinderCare also is obligated to various issuers of other industrial revenue bonds which mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care facilities and the IRBs are secured by these facilities. At June 2, 2000, the IRBs bore interest at rates of 6.65% to 9.75%, and each is secured by a letter of credit under the revolving credit facility.

     9 1/2% Senior Subordinated Notes. In fiscal 1997, KinderCare issued $300.0 million aggregate principal amount of 9 1/2% unsecured senior subordinated notes under an indenture between KinderCare and Marine Midland Bank, as trustee. During fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9 1/2% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

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

Principal Payments

     The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to June 2, 2000 are as follows, with dollars in thousands:

             Fiscal Year:
             -----------
             2001......................................... $  15,612
             2002.........................................     1,949
             2003.........................................     5,597
             2004.........................................    88,635
             2005.........................................     4,153
             Thereafter................................... $ 344,500
                                                           ---------
                                                           $ 460,446
                                                           =========

8.   Income Taxes

     The provision for income taxes attributable to income before income taxes consists of the following, with dollars in thousands:

                                                    Fiscal Year Ended
                                        ------------------------------------------
                                        June 2, 2000   May 28, 1999   May 29, 1998
                                        ------------   ------------   ------------
Current:
  Federal.............................  $      5,212   $      1,360   $        470
  State...............................         2,736            648             60
  Foreign.............................           (81)            --            322
                                        ------------   ------------   ------------
                                               7,867          2,008            852
Deferred:
  Federal.............................         3,825          6,068          3,224
  State...............................           478            758          1,426
  Foreign.............................           (32)          (123)        (3,500)
                                        ------------   ------------   ------------
                                               4,271          6,703          1,150
                                        ------------   ------------   ------------
                                        $     12,138   $      8,711   $      2,002
                                        ============   ============   ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes, with dollars in thousands, is as follows:

                                                    Fiscal Year Ended
                                        ------------------------------------------
                                        June 2, 2000   May 28, 1999   May 29, 1998
                                        ------------   ------------   ------------
Expected tax provision on income
  before income taxes at the
  federal rate of 35%................   $     11,235   $      7,783   $      1,900
State income taxes, net of federal
  tax benefit........................          1,565          1,084            265
Non-deductible and other expenses....            131             93            101
Foreign subsidiary valuation
  adjustment.........................             --            436             --
Tax credits, net of valuation
  adjustment.........................         (1,002)          (948)          (332)
Other, net...........................            209            263             68
                                        ------------   ------------   ------------
                                        $     12,138   $      8,711   $      2,002
                                        ============   ============   ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows, with dollars in thousands:

                                                   June 2, 2000     May 28, 1999
                                                 --------------   --------------
Deferred tax assets:
  Self-insurance reserves....................... $        9,968   $        9,879
  Net operating loss carryforwards..............          3,441            5,212
  Capital loss carryforwards....................             66              374
  Property and equipment, basis differences.....          1,065              176
  Tax credits...................................          8,785           10,748
  Compensation payments.........................          3,289            2,665
  Other.........................................          2,442            7,319
                                                 --------------   --------------
    Total gross deferred tax assets.............         29,056           36,373
      Less valuation allowance..................         (3,039)          (3,449)
                                                 --------------   --------------
    Net deferred tax assets.....................         26,017           32,924
                                                 --------------   --------------
Deferred tax liabilities:
  Property and equipment, basis differences.....         (8,262)         (11,184)
  Property and equipment, basis differences
    of foreign subsidiaries.....................         (6,114)          (5,823)
  Stock basis of foreign subsidiary.............         (3,622)          (3,622)
                                                 --------------   --------------
    Total gross deferred tax liabilities........        (17,998)         (20,629)
                                                 --------------   --------------
    Financial statement net deferred
      tax assets................................ $        8,019   $       12,295
                                                 ==============   ==============

     The valuation allowance decreased by $0.4 million during fiscal 2000. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If KinderCare is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if KinderCare recognizes taxable income of a suitable nature and in the appropriate periods, the valuation allowance will be reduced through a decrease in tax expense in future periods.

     At June 2, 2000, KinderCare had $9.1 million of net operating losses available for carryforward which expire over various dates through fiscal year 2020. Utilization of the net operating losses is subject to an annual limitation of $9.8 million. KinderCare also has capital losses of $0.2 million, which are available to offset future capital gains, and expire in fiscal year 2003. Additionally, KinderCare has tax credits available for carryforward for federal income tax purposes of $8.7 million, which are available to offset future federal income taxes through fiscal year 2020.

9.   Benefit Plans

Stock Purchase and Option Plans

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

     During fiscal 2000, 1999 and 1998, senior management purchased 20,108, 6,640 and 105,776 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. Certain members of senior management executed term notes with KinderCare in order to purchase the restricted stock. The term notes mature from calendar 2008 to 2010 and bear interest at rates ranging from 5.84% to 6.66% per annum, payable semi-annually on June 30 and December 31. At June 2, 2000, the term notes totaled $1.2 million and are reflected as a component of stockholders' equity.

     Options to acquire an aggregate of 150,270, 54,100 and 264,440 shares of common stock were granted to certain key management employees during fiscal 2000, 1999 and 1998, respectively. Each of such options had a weighted average fair value, calculated using the Black Scholes option pricing model, of approximately $9.81, $11.14 and $7.53 on the date of grant in fiscal 2000, 1999 and 1998, respectively. The assumptions used during fiscal 2000, 1999 and 1998, respectively, to estimate the grant date present value were volatility of 35.1%, 33.6% and 26.0%, risk-free rate of return of 6.8%, 5.9% and 5.5%, dividend yield of 0.0% and time to exercise of seven years. All of the stock options granted were non-qualified options which vest 20% per year over a five-year period. No other options were outstanding at June 2, 2000.

     Grants or awards under the 1997 Plan are made at fair market value as determined by the Board of Directors. Options granted during fiscal 2000, 1999 and 1998 have exercise prices ranging from $19.00 to $23.83 per share.

     A summary of outstanding options was as follows:

                                                                 Weighted
                                                                  Average
                                                  Number of      Exercise
                                                     Shares         Price
                                                  ---------   -----------
         Outstanding at May 30, 1997.............   421,053   $     19.00
         Granted.................................   264,440         19.00
                                                  ---------   -----------
            Outstanding at May 29, 1998..........   685,493         19.00
         Granted.................................    54,100         20.12
         Canceled................................    (2,500)        19.93
                                                  ---------   -----------
            Outstanding at May 28, 1999..........   737,093   $     19.08
         Granted.................................   150,270         22.85
         Canceled................................   (52,521)        19.51
                                                  ---------   -----------
            Outstanding at June 2, 2000..........   834,842   $     19.73
                                                  =========   ===========

     Options outstanding at June 2, 2000 have a remaining contractual life of
7.3 years. Exercisable options at June 2, 2000 totaled 385,322 and have a weighted average exercise price of $19.02.

     As discussed in Note 1, KinderCare has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for KinderCare's stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant, KinderCare's net income and basic and diluted net income per share would have been as follows, with dollars in thousands, except per share data:

                                                    Fiscal Year Ended
                                        ------------------------------------------
                                        June 2, 2000   May 28, 1999   May 29, 1998
                                        ------------   ------------   ------------
Net income............................. $     19,176   $     12,775   $      2,743
Basic net income per share............. $       2.03   $       1.35   $       0.29
Diluted net income per share........... $       2.00   $       1.32   $       0.29

Savings and Investment Plan

     The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. All employees, other than highly compensated employees, over the age of 21 of KinderCare and its subsidiaries are eligible to participate in the Savings Plan on the quarterly entry date after the employee has been employed a minimum of nine months. Participants may contribute, in increments of 1%, up to 18% of their compensation to the Savings Plan. The Board of

Directors elected from April 1, 1991 to December 31, 1998, not to match employee contributions. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

Nonqualified Deferred Compensation Plan

     The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, effective August 1, 1996 and approved the restatement effective August 1, 1996. Under the Nonqualified Deferred Compensation Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

Directors' Deferred Compensation Plan

     On May 27, 1998, the Board of Directors adopted the Directors' Deferred Compensation Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Deferred Compensation Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Deferred Compensation Plan, of KinderCare's common stock.

     Distributions from the Directors' Deferred Compensation Plan are made in cash and reflect the value per share of the common stock at the time of distribution multiplied by the number of phantom shares credited to the director's account. Distributions from the Directors' Deferred Compensation Plan occur upon the earlier of (1) the first day of the year following the director's retirement or separation from the Board or (2) termination of the Directors' Deferred Compensation Plan.

10.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for KinderCare's financial instruments at June 2, 2000 and May 28, 1999.

Cash and cash equivalents, receivables, investments and current liabilities

     Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 2, 2000 and May 28, 1999 because of the short-term maturity of these instruments. The fair value of KinderCare's cost method investments is not readily determinable as the related securities are not actively traded.

Long-term debt

     Based on recent market activity, the carrying value and estimated fair value of KinderCare's 9 1/2% senior subordinated notes were $290.0 and $261.0 million at June 2, 2000 and $300.0 and $311.0 million at May 28, 1999, respectively. The carrying values for KinderCare's remaining long-term debt of $170.4 and $125.8 million at June 2, 2000 and May 28, 1999, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

11.  Commitments and Contingencies

     KinderCare conducts a portion of its operations from leased or subleased day care centers. Subsequent to January 1, 1993, KinderCare re-negotiated certain day care center leases to amend the terms to allow KinderCare the right to terminate the lease at any time with minimal notice. In connection with the termination option, KinderCare, in certain instances, prepaid up to 12 months rent. Such amounts, totaling approximately $3.2 million, are being amortized on a straight line basis over the termination transition period or over the appropriate remaining months of the lease period. At June 2, 2000, the remaining unamortized balance of the prepaid amount was $1.5 million.

     Each vehicle in KinderCare's fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that KinderCare guarantee specified residual values upon cancellation. In most cases, KinderCare expects that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $11.1, $10.7 and $10.9 million for fiscal 2000, 1999 and 1998, respectively.

     Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at June 2, 2000, with dollars in thousands:

             Fiscal Year:
             -----------
             2001.......................................... $ 21,151
             2002..........................................   18,977
             2003..........................................   17,458
             2004..........................................   15,792
             2005..........................................   13,797
             Subsequent years..............................   99,906

     At June 2, 2000, KinderCare had a revolving credit facility of $300.0 million, of which $35.8 million was committed under outstanding letters of credit and $88.0 was drawn. In order to fund capital expenditures on new center development, KinderCare entered into a $100.0 million synthetic lease facility in September 1999. Under the synthetic lease facility, a third-party lessor will finance construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. At June 2, 2000, $33.5 million had been funded under the synthetic lease facility. The related leases, when executed, are expected to be classified as operating leases.

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

12.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 2000 and fiscal 1999 is as follows, with dollars in thousands, except per share data:

                                                  First       Second        Third       Fourth
                                                Quarter      Quarter      Quarter      Quarter
                                             ----------   ----------   ----------   ----------
Fiscal year ended June 2, 2000 (a):
   Revenues, net..........................   $  207,775   $  153,130   $  154,852   $  181,089
   Operating income.......................       19,003       14,100       19,735       24,252
   Net income.............................        3,759        2,608        5,779        7,817
   Basic net income per share.............         0.40         0.28         0.61         0.82
   Diluted net income per share...........         0.39         0.27         0.61         0.82

Fiscal year ended May 28, 1999 (b):
   Revenues, net..........................   $  192,274   $  142,237   $  143,039   $  155,435
   Operating income ......................       18,230       13,225       16,820       15,315
   Net income.............................        3,543        2,221        4,624        3,138
   Basic net income per share.............         0.37         0.23         0.49         0.33
   Diluted net income per share...........         0.37         0.23         0.48         0.32
--------------
(a)  The first quarter contains 16 weeks, the second and third quarters each contain 12 weeks and the fourth quarter contains 13 weeks.
(b)  The first quarter contains 16 weeks and the second, third and fourth quarters each contain
     12 weeks.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc., and subsidiaries as of June 2, 2000 and May 28, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended June 2, 2000, May 28, 1999, and May 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of June 2, 2000 and May 28, 1999, and the results of their operations and their cash flows for each of the years ended June 2, 2000, May 28, 1999, and May 29, 1998, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
July 21, 2000

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

                                           Position with the Company, Year First Elected Director,
                                                  Principal Occupation During at Least the
              Name and Age                        Last Five Years and Other Directorships
---------------------------------------   ---------------------------------------------------------
David J. Johnson (54)..................   David J. Johnson joined KinderCare as Chief Executive
                                          Officer and Chairman of the Board in February 1997.
                                          Between September 1991 and November 1996, Mr. Johnson
                                          served as President, Chief Executive Officer and Chairman
                                          of the Board of Red Lion Hotels, Inc., which was formerly
                                          a KKR affiliate, or its predecessor. From 1989 to
                                          September 1991, Mr. Johnson was a general partner of
                                          Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as
                                          President, Chief Operating Officer and director of
                                          Dillingham Holdings, a diversified company headquartered
                                          in San Francisco. From 1984 to 1987, Mr. Johnson was
                                          President and Chief Executive Officer of Cal Gas
                                          Corporation, a principal subsidiary of Dillingham
                                          Holdings.

Henry R. Kravis (56) (a)...............   Henry R. Kravis has been a director of KinderCare since
                                          February 1997. He is a managing member of KKR & Co.
                                          L.L.C., the limited liability company which serves as the
                                          general partner of KKR. He is also a director of Accuride
                                          Corporation, Alliance Imaging, Inc., Amphenol Corporation,
                                          BRW Acquisition Inc. (Bristol West Insurance Group), Birch
                                          Telecom, Inc., Borden, Inc., The Boyds Collection Ltd.,
                                          Evenflo Company, Inc., The Gillette Company, IDEX
                                          Corporation, KSL Recreation Corporation, MedCath
                                          Incorporated, Owens-Illinois, Inc., PRIMEDIA, Inc., Regal
                                          Cinemas, Inc., Shoppers Drug Mart Limited, Sotheby's
                                          Holdings, Inc., Spalding Holdings Corporation, TI Group
                                          plc, Trinity Acquistion plc, which is the parent company
                                          of Willis Group Limited, U.S. Natural Resources, Inc. and
                                          United Fixtures Company.

George R. Roberts (56) (a).............   George R. Roberts has been a director of KinderCare since
                                          February 1997. He is a managing member of KKR & Co.
                                          L.L.C., the limited liability company which serves as the
                                          general partner of KKR. He is also a director of Accuride
                                          Corporation, Alliance Imaging, Inc., Amphenol Corporation,
                                          Borden, Inc., The Boyds Collection, Ltd., Birch Telecom,
                                          Inc., DPL Inc., Evenflo Company, Inc., IDEX Corporation,
                                          KSL Recreation Corporation, MedCath Incorporated,
                                          Owens-Illinois, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc.,
                                          Safeway Inc., Spalding Holdings Corporation, Trinity
                                          Acquisition plc, which is the parent company of Willis
                                          Group Limited, U.S. Natural Resources Inc., United
                                          Fixtures Company and World Crest Group.

Michael W. Michelson (49)..............   Michael W. Michelson has been a director of KinderCare
                                          since December 1999. He is a member of KKR & Co. L.L.C.,
                                          the limited liability company which serves as the general
                                          partner of KKR. He is also a director of Alliance Imaging,
                                          Inc., Amphenol Corporation, AutoZone, Inc. and
                                          Owens-Illinois, Inc.

                                           Position with the Company, Year First Elected Director,
                                                  Principal Occupation During at Least the
              Name and Age                        Last Five Years and Other Directorships
---------------------------------------   ---------------------------------------------------------
Nils P. Brous (36).....................   Nils P. Brous has been a director of KinderCare since
                                          February 1997. Mr. Brous has been an executive at KKR
                                          since 1992. Prior to that time, he was an associate at
                                          Goldman, Sachs & Co. Mr. Brous is also a director of
                                          Nexstar Financial Corporation.

Scott C. Nuttall (27)..................   Scott C. Nuttall has been a director of KinderCare since
                                          December 1999. Mr. Nuttall has been an executive at KKR
                                          since 1996. Prior to that time, he was an executive at The
                                          Blackstone Group L.P. He is also a director of BRW
                                          Acquisition, Inc. (Bristol West Insurance Group), Trinity
                                          Acquisition plc, which is the parent company of Willis
                                          Group Limited, and Walter Industries Inc.

Stephen A. Kaplan (41).................   Stephen A. Kaplan has been a director of KinderCare since
                                          January 1996. He has been a Principal of Oaktree Capital
                                          Management, LLC since 1995. Oaktree provides investment
                                          management services pursuant to a sub-advisory agreement
                                          with TCW Asset Management Company, the general partner of
                                          TCW Special Credits Fund V-The Principal Fund. Mr. Kaplan
                                          was a Managing Director of Trust Company of the West from
                                          1993 to 1995. Prior to that time, Mr. Kaplan was a partner with the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan
                                          is also a director of Acorn Products, Inc., CollaGenex
                                          Pharmaceuticals, Inc., Force Energy, Inc., Cherokee
                                          International, L.L.C., GeoLogistics Corporation and Roller
                                          Bearing Holding Co.
---------------

(a)  Messrs. Kravis and Roberts are first cousins.

Committees of KinderCare's Board of Directors

     The Board of Directors of KinderCare has three standing committees: (1) an audit committee, (2) a compensation committee and (3) an executive committee.

     Executive Committee. Messrs. Johnson, Michelson, Brous and Nuttall comprise the executive committee of the Board of Directors. The executive committee exercises authority of the Board of Directors, to the extent permitted by law, in the management of the business of KinderCare between meetings of the full Board of Directors.

     Audit Committee. The audit committee consists of Messrs. Michelson, Brous and Nuttall. The Audit Committee selects and engages, on behalf of KinderCare, the independent public accountants to audit KinderCare's annual financial statements, reviews and approves the planned scope of the annual audit and reviews KinderCare's internal accounting practices and policies.

     Compensation Committee. Messrs. Michelson, Brous and Nuttall serve as members of the compensation committee. The compensation committee establishes compensation levels for officers of KinderCare and performs such functions as provided under KinderCare's employee benefit programs and executive compensation programs or as delegated by the Board of Directors with respect to such programs.

Executive Officers

     Set forth below is information regarding the executive officers of
KinderCare:

       Name                        Age   Position
       ----                        ---   --------
       David J. Johnson...........  54   Chief Executive Officer and
                                         Chairman ofthe Board
       Robert Abeles..............  54   Executive Vice President, Chief
                                         Financial Officer
       Dan R. Jackson.............  46   Senior Vice President, Finance
       Bruce A. Walters...........  43   Senior Vice President, Chief
                                         Development Officer

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

     Robert Abeles joined KinderCare as Executive Vice President, Chief Financial Officer in October, 1999. Mr. Abeles served as Executive Vice President, Chief Financial Officer and Director of Transamerica Life Companies from June 1996 to October 1998. Prior to that time, Mr. Abeles spent 24 years at First Interstate Bank of California and served as Executive Vice President and Chief Financial Officer from July 1990 to May 1996.

     Dan R. Jackson was promoted in October 1999 to Senior Vice President, Finance. He joined KinderCare in February 1997 as Vice President of Financial Control and Planning. Prior to that time, Mr. Jackson served as Vice President, Controller for Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

     Bruce A. Walters joined KinderCare as Senior Vice President, Chief Development Officer in July 1997. From June 1995 to February 1997, Mr. Walters served as the Executive Vice President of Store Development for Hollywood Entertainment Corporation in Portland, Oregon. Prior to that time, Mr. Walters spent 14 years with McDonald's Corporation in various domestic and international development positions.

Other Officers

       Name                        Age   Position
       ----                        ---   --------
       Trudy R. Anderson..........  36   Region Vice President, Central
       David A. Benedict..........  46   Vice President, Tax
       DeeAnn M. Besch............  43   Region Vice President, Southeast
       Edward L. Brewington.......  57   Vice President, Human Resources
       Kendra L. Decious..........  35   Vice President, Controller
       S. Wray Hutchinson.........  40   Vice President, Operations
       Joseph W. Keough...........  54   Vice President, Real Estate
       Lauren A. Klein............  44   Region Vice President, Western
       Eva M. Kripalani...........  41   Vice President, General Counsel
                                         and Secretary
       Miriam D. Liggett..........  39   Region Vice President, Northeast
       Bobby J. Willey............  60   Vice President, Information Services

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

     Edward L. Brewington joined KinderCare in April 1997 as Vice President, Human Resources. From June 1993 to April 1997 Mr. Brewington was with Times Mirror where his last position held was Vice President, Human Resources for the Times Mirror Training Group. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     Kendra L. Decious was promoted in August 2000 to Vice President, Controller. She joined KinderCare in May 1997 as Senior Director, Controller. Prior to joining KinderCare, Ms. Decious was Director, SEC and Financial Reporting at Red Lion Hotels, Inc. from May 1996 to May 1997. From 1995 to May 1996, she provided financial consulting services to KPMG LLP on a self-employed basis. Previously, Ms. Decious spent over six years with the Los Angeles office of KPMG LLP.

     S. Wray Hutchinson was promoted in April 1996 to Vice President, Operations. He joined KinderCare in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois area.

     Joseph W. Keough joined KinderCare in December 1999 as Vice President, Real Estate. Prior to that time, he served as Vice President of Development for America's Best Contacts & Eyeglasses. Mr. Keough previously held a similar position with Eye Care Centers of America.

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

     Bobby J. Willey joined KinderCare in June 1995 as Vice President, Information Services. From 1992 to 1995, Mr. Willey served as MIS Director for PETSTUFF, Inc. and was Corporate Information Officer for ANCO Management Service, Inc. from 1989 to 1992.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded or paid to or earned by the Chief Executive Officer and Chairman of the Board of Directors of KinderCare and each of the other executive officers, referred to collectively as the "Named Executive Officers":

                                                                               Long-Term
                                                                            Compensation
                                               Annual Compensation     Awards-Securities     All other
                                     Fiscal  ------------------------         Underlying  Compensation
Name and Principal Position            Year       Salary        Bonus        Options (a)   (b) (c) (d)
----------------------------------   ------  -----------  -----------  -----------------  ------------
David J. Johnson..................     2000    $ 663,381    $ 489,575              --        $ 113,399
   Chief Executive Officer             1999      629,458      479,649              --          104,642
   and Chairman of the Board           1998      606,138      658,266              --               --

Robert Abeles.....................     2000    $ 158,654    $  87,101          34,845        $ 131,135
   Executive Vice President,           1999           --           --              --               --
   Chief Financial Officer             1998           --           --              --               --

Beth A. Ugoretz (e)...............     2000    $ 236,916    $ 123,629              --        $  15,588
   Former Executive Vice               1999      210,480      123,131              --           12,901
   President, Corporate Services       1998      201,750      164,324          33,183               --

Dan R. Jackson....................     2000    $ 186,206    $  90,541           5,000        $  17,505
   Senior Vice President,              1999      165,132       73,979              --           15,359
   Finance                             1998      151,310      105,855          24,887               --

Bruce A. Walters..................     2000    $ 219,065    $ 104,275              --        $  15,606
   Senior Vice President,              1999      207,179      104,004              --           13,186
   Chief Development Officer           1998      176,923      127,739          32,895               --

--------------
(a)  Stock options granted under the 1997 Stock Purchase and Option Plan.

(b) Matching contributions by KinderCare under KinderCare's Savings and Investment Plan and Nonqualified Deferred Compensation Plan were as follows:

                                Nonqualified Deferred         Savings and
                                 Compensation Plan          Investment Plan
                               ----------------------   ----------------------
                                    Fiscal Year              Fiscal Year
                               ----------------------   ----------------------
                                     2000        1999         2000        1999
                               ----------  ----------   ----------  ----------
     David J. Johnson........  $   11,430  $    2,693   $      340  $      320
     Robert Abeles...........  $       --  $       --   $       --  $       --
     Beth A. Ugoretz.........  $    3,588  $      901   $       --  $       --
     Dan R. Jackson..........  $    2,668  $      716   $      337  $      143
     Bruce A. Walters........  $    3,306  $      886   $       --  $       --

(c) Life insurance premiums paid on behalf of the executive officers were as follows:

                                               Fiscal Year
                                        --------------------------
                                               2000           1999
                                        -----------    -----------
          David J. Johnson............  $   101,629    $   101,629
          Robert Abeles...............       54,816             --
          Beth A. Ugoretz.............       12,000         12,000
          Dan R. Jackson..............       14,500         14,500
          Bruce A. Walters............       12,300         12,300

(d) Mr. Abeles received consideration of $76,319 for relocation costs during fiscal year 2000.

(e) Ms. Ugoretz resigned her position effective June 2, 2000. In connection with her resignation, KinderCare exercised its option to purchase 13,273 shares of common stock owned by Ms. Ugoretz and cancelled options to purchase

     33,183 shares of common stock. In consideration of these transactions, KinderCare made a payment of $432,039 to Ms. Ugoretz.

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

     o Adjustments made upon a change in the outstanding common stock of KinderCare by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or similar event
     o In the event of a merger or consolidation of KinderCare into another corporation, the exchange of all or substantially all of the assets of KinderCare for another corporation's securities, the acquisition by another corporation of 80% or more of KinderCare's voting stock or the recapitalization, reclassification, liquidation or dissolution of KinderCare, in the discretion of the Board of Directors option grants may be made exercisable for some period of time prior to such event and then terminable upon occurrence of such event

Option Grants in Fiscal Year 2000

     The following table sets forth the individual option grants during the fiscal year ended June 2, 2000 to the Named Executive Officers:

                                             Percent of
                                                  Total
                                 Number of      Options
                                Securities   Granted to
                                Underlying    Employees    Exercise                     Grant Date
                                   Options    in Fiscal       Price                        Present
Name                           Granted (a)         Year   Per Share    Expiration Date   Value (b)
----                           -----------   ----------   ---------  -----------------  ----------
David J. Johnson..............          --           --%  $      --                 --  $       --
Robert Abeles.................      34,845         23.2       22.42  October 18,  2009     341,829
Beth A. Ugoretz...............          --           --          --                 --          --
Dan R. Jackson................       5,000          3.3       23.05   February 8, 2010      49,050
Bruce A. Walters..............          --           --          --                 --          --
--------------
(a)  The options become exercisable 20% per year over a five-year period, with the first 20%
     becoming exercisable on the first anniversary of the vesting commencement date. Vesting ceases upon termination of employment; however, options vest in full upon death or disability. The options expire upon the earlier of (i) ten years following grant date, (ii) the first anniversary of death or disability or retirement, (iii) a specified period following any termination of employment other than for cause, (iv) termination for cause and (v) the date of any merger or certain other transactions. Exercisability of options will accelerate upon a change of control of KinderCare.

(b)  Although KinderCare believes that it is not possible to place a value on an option, in accordance with the rules of the Securities and Exchange Commission, a modified Black-Scholes model of option valuation has been used to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any further values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were volatility of 35.1%, risk-free rate of return of 6.8%, dividend yield of 0.0% and time to exercise of seven years.

Aggregated Option Exercises in Fiscal Year 2000 and 2000 Fiscal Year End Option Values

     The following table sets forth the unexercised options held at June 2, 2000 by the Named Executive Officers:

                                                                 Value of Unexercised
                                  Number of Unexercised             "In-The-Money"
                                 Options at June 2, 2000       Options at June 2, 2000(a)
                               ----------------------------   ----------------------------
Name                             Exercisable  Unexercisable     Exercisable  Unexercisable
----                           -------------  -------------   -------------  -------------
David J. Johnson.............        252,632        168,421   $   1,427,371  $     951,579
Robert Abeles................             --         34,845              --         77,704
Beth A. Ugoretz (b)..........         19,910         13,273         112,492         77,535
Dan R. Jackson...............         14,932         14,955          84,366         64,246
Bruce A. Walters.............         13,158         19,737          74,343        111,514
--------------
(a)  The value of options represents the aggregate difference between the fair value, as determined by the Board of Directors, at June 2, 2000 and the applicable exercise price.
(b)  Subsequent to June 2, 2000, these options were cancelled in connection with
     KinderCare's purchase of common stock owned by Ms. Ugoretz. She received a payment of
     $107,912 in consideration for such options, net of the exercise price.

Compensation of KinderCare's Directors

     During fiscal year 2000, non-employee directors of KinderCare received an annual retainer of $30,000, paid in advance in quarterly installments. Directors who are employees of KinderCare were not paid any additional compensation for their service as directors. All directors were reimbursed for travel and other expenses incurred in connection with the performance of their duties.

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

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has approved the appointment of a compensation committee composed of Michael W. Michelson, Nils P. Brous and Scott C. Nuttall. Mr. Michaelson is a member of KKR & Co. L.L.C., the limited liability company which serves as the general partner of KKR, and Messrs. Brous and Nuttall are executives at KKR. See "Item 13. Certain Relationships and Related Transactions."

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of KinderCare's common stock at July 28, 2000 by each of the following:

     o each person who is known by KinderCare to beneficially own more than 5% of KinderCare's common stock
     o    the Named Executive Officers
     o    each of KinderCare's directors
     o    all directors and executive officers of KinderCare as a group

     The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of class outstanding is based on the 9,468,664 shares of common stock outstanding as of July 28, 2000 and the 381,438 shares subject to option grants which have vested or will vest prior to September 26, 2000.

                                                                      Shares    Percent of
                                                                Beneficially         Class
Name                                                                   Owned   Outstanding
----                                                            ------------   -----------
KKR-KLC L.L.C. and affiliated entities (1)......................   7,828,947         82.7%
    c/o Kohlberg Kravis Roberts & Co. L.P.
    9 West 57th Street
    New York, New York 10019
The TCW Group, Inc. and affiliated entities (2).................     949,244         10.0%
    865 South Figueroa Street
    Los Angeles, California 90017
David J. Johnson (3)............................................     410,527          4.2%
Robert Abeles (3)...............................................      13,938            *
Dan R. Jackson (3)..............................................      24,887            *
Bruce A. Walters (3)............................................      32,895            *
Henry R. Kravis (1).............................................          --           --
George R. Roberts (1)...........................................          --           --
Michael W. Michaelson (1).......................................          --           --
Nils P. Brous (1)...............................................          --           --
Scott C. Nuttall(1).............................................          --           --
Stephen A. Kaplan (2)...........................................          --           --
All directors and executive officers as a group
  (10 individuals) (3)..........................................     482,247          4.9%
--------------
*    Percentage of shares of common stock beneficially owned does not exceed one percent.

(1)  Shares of common stock shown as beneficially owned by KKR-KLC L.L.C. are directly held by KLC Associates, L.P. KKR-KLC L.L.C. is the sole general partner of KKR Associates
     (KLC), L.P., which is the sole general partner of KLC Associates, L.P., and possesses sole voting and investment power with respect to such shares. KKR-KLC L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R.
     Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene,
     Jr., Michael T. Tokarz, Perry Golkin, Scott M. Stuart and Edward A. Gilhuly. Messrs.
     Kravis and Roberts are members of the Executive Committee of KKR-KLC L.L.C. and are also directors of KinderCare. Mr. Michelson is also a director of KinderCare. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR-KLC L.L.C. Each of such individuals disclaims beneficial ownership of such shares.

     Mr. Nils P. Brous is a limited partner of KKR Associates (KLC), L.P. and is also a director of KinderCare. In addition, KKR Partners II, L.P., an affiliate of KKR-KLC
     L.L.C., beneficially owns 101,842 shares of the common stock.

(2)  TCW and its affiliates have voting and dispositive powers over such beneficially owned shares as an investment manager on behalf of TCW Special Credits Fund V(Y)The
     Principal Fund. In addition, Oaktree Capital Management, LLC is an investment sub-advisor with respect to The Principal Fund. Stephen A. Kaplan, a Principal of
     Oaktree, is a director of KinderCare. To the extent Mr. Kaplan, on behalf of Oaktree or affiliates of TCW, as applicable, participates in the process of voting or disposing of any such shares, Mr. Kaplan may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Mr. Kaplan disclaims beneficial ownership of all shares beneficially held by
     Oaktree and TCW.

(3)  Shares owned by KinderCare's executive officers are subject to restrictions on transfer. The shares beneficially owned by the Named Executive Officers include shares subject to options that are currently exercisable or become exercisable prior to
     September 26, 2000 as follows:

                                                                 Number of
                 Name                                              Options
                 ----                                            ---------
                 David J. Johnson................................  252,632
                 Robert Abeles...................................       --
                 Dan R. Jackson..................................   14,932
                 Bruce A. Walters................................   19,737

     Beth A. Ugoretz, former Executive Vice President, Corporate Services, resigned prior to July 28, 2000. In connection with her resignation, shares owned by Ms. Ugoretz were purchased by KinderCare and all outstanding options were cancelled.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with KKR

     At July 28, 2000, affiliates of Kohlberg Kravis Roberts & Co. beneficially owned in the aggregate approximately 82.7% of KinderCare's outstanding shares of common stock. The members of KKR-KLC L.L.C. are Messrs. Henry R. Kravis, George
R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael
T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are also directors of KinderCare, as is Mr. Nils P. Brous, who is a limited partner of KKR Associates (KLC) L.P., the general partner of KLC Associates, L.P. with sole investment and voting powers. Each of the members of KKR-KLC L.L.C. is also a member of the limited liability company that serves as the general partner of KKR, and Mr. Brous is an executive of KKR.

     KKR receives fees and expense reimbursement for management, consulting and financial services provided to KinderCare and may receive customary investment banking fees for services, plus reimbursement of its related expenses. During fiscal year 2000, KinderCare paid $577,939 in fees and reimbursements to KKR.

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

Management Indebtedness

     The following table sets forth the amount of indebtedness due under term notes executed by certain Named Executive Officers:

                                                Largest Aggregate        Amount of
                                                        Amount of     Indebtedness
                                              Indebtedness During   Outstanding at
     Name                                        Fiscal Year 2000    July 28, 2000
     ----                                     -------------------   --------------
     Robert Abeles..........................          $   212,490      $   156,245
     Beth A. Ugoretz........................               77,187               --
     Dan R. Jackson.........................               84,145           84,145
     Bruce A. Walters.......................               50,002           50,002

     The term notes mature from calendar 2008 to 2009 and bear interest at rates ranging from 5.84% to 6.29% per year, payable semi-annually on June 30 and December 31. The term notes are secured by shares of restricted stock purchased by the executive officers under the terms of the 1997 Plan.

                                     PART IV

               ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this document or incorporated herein by reference:

(a)(1)  Financial Statements -

                                                                     Page
        Consolidated balance sheets at June 2, 2000 and
          May 28, 1999.............................................    23
        Consolidated statements of operations for the fiscal years
          ended June 2, 2000, May 28, 1999 and May 29, 1998........    24
        Consolidated statements of stockholders' equity and
          comprehensive income for the fiscal years ended
          June 2, 2000, May 28, 1999 and May 29, 1998..............    25
        Consolidated statements of cash flows for the fiscal year
          ended June 2, 2000, May 28, 1999 and May 29, 1998........    26
        Notes to consolidated financial statements................. 27-38
        Independent auditors' report...............................    39

(a)(2)  Schedules to Financial Statements - None.

(a)(3) Exhibits - The following exhibits are filed with this document or incorporated herein by reference:

        Exhibit
        Number    Description of Exhibits
        ------    -----------------------
        2(a)      Agreement and Plan of Merger dated as of October 3, 1996,
                  between KinderCare Learning Centers, Inc. and KCLC Acquisition
                  Corp. (incorporated by reference from Exhibit 2.1(a) to KinderCare's Form S-4, filed January 7, 1997, File No.
                  333-19345).
        2(b)      Merger Agreement Amendment dated as of December 27, 1996
                  between KinderCare and KCLC Acquisition Corp. (incorporated by reference from Exhibit 2.1(b) to KinderCare's Form S-4, filed
                  January 7, 1997, File No. 333-19345).
        2(c)      Stockholders' Agreement between KinderCare and the
                  stockholders parties thereto (incorporated by reference from Exhibit 2.3 of KinderCare's Registration Statement on Form
                  S-4, filed March 11, 1997, File No. 333-23127).
        3(a)      Certificate of Merger of KCLC Acquisition into KinderCare
                  (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to KinderCare's Registration Statement on Form S-4, filed
                  March 11, 1997, File no. 333-23127)
        3(b)      By-Laws of KinderCare as amended through December 2, 1998
                  (incorporated by reference from Exhibit 3(b) to KinderCare's
                  Annual Report on Form 10-K for the fiscal year ended May 28,
                  1999).
        4(a)      Indenture dated as of February 13, 1997 between KinderCare and
                  Marine Midland Bank, as Trustee (incorporated by reference from Exhibit 4.1 of KinderCare's Registration Statement on
                  Form S-4, filed March 11, 1997, File No. 333-23127).
        4(b)      Form of 9 1/2% Series B Senior Subordinated Note due 2009
                  (incorporated by reference from Exhibit 4.3 of KinderCare's
                  Registration Statement on Form S-4, filed March 11, 1997, File
                  No. 333-23127).
        4(c)      First Supplemental Indenture dated as of September 1, 1999 to the Indenture dated as of February 13, 1997 between KinderCare and HSBC Bank USA (formerly known as Marine Midland Bank), as
                  Trustee (incorporated by reference from Exhibit 4(a) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).
        10(a)     Credit Agreement, dated as of February 13, 1997, among
                  KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent
                  (incorporated by reference from Exhibit 10.1 of KinderCare's
                  Registration Statement on Form S-4, filed March 11, 1997, File
                  No. 333-23127).
        10(b)     Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associates L.P. and KKR Partners
                  II, L.P. (incorporated by reference from Exhibit 10.2 of
                  KinderCare's Registration Statement on Form S-4, filed March
                  11, 1997, File No. 333-23127).

        Exhibit
        Number    Description of Exhibits
        ------    -----------------------
        10(c)     Lease between 600 Holladay Limited Partnership and KinderCare
                  Learning Centers, Inc. dated June 2, 1997 (incorporated by reference from Exhibit 10(f) of KinderCare's Annual Report on
                  Form 10-K for the fiscal year ended May 30, 1997).
        10(d)*    1997 Stock Purchase and Option Plan for Key Employees of
                  KinderCare Learning Centers, Inc. and Subsidiaries
                  (incorporated by reference from Exhibit 10(c) to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 19, 1997).
        10(e)*    Form of Management Stockholder's Agreement (incorporated by reference from Exhibit 10(d) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19,
                  1997).
        10(f)*    Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(e) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19,
                  1997).
        10(g)*    Form of Sale Participation Agreement (incorporated by
                  reference from Exhibit 10(f) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19,
                  1997).
        10(h)*    Form of Term Note (incorporated by reference from Exhibit
                  10(g) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).
        10(i)*    Form of Pledge Agreement (incorporated by reference from
                  Exhibit 10(h) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).
        10(j)*    Stockholders' Agreement dated as of February 14, 1997 between
                  KinderCare Learning Centers, Inc. and David J. Johnson
                  (incorporated by reference from Exhibit 10(l) to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 19, 1997).
        10(k)*    Nonqualified Stock Option Agreement dated as of February 14,
                  1997 between KinderCare Learning Centers, Inc. and David J.
                  Johnson (incorporated by reference from Exhibit 10(j) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).
        10(l)*    Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J.
                  Johnson (incorporated by reference from Exhibit 10(k) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).
        10(m)*    Directors' Deferred Compensation Plan (incorporated by
                  reference from Exhibit 10(q) to KinderCare's Annual Report on
                  Form 10-K for the fiscal year ended May 29, 1998).
        10(n)*    Form of Indemnification Agreement for Directors and Officers
                  of KinderCare (incorporated by reference from Exhibit 10(r) to KinderCare's Annual Report on Form 10-K for the fiscal year ended May 29, 1998).
        10(o)*    Restated KinderCare Learning Centers, Inc. Nonqualified
                  Deferred Compensation Plan effective January 1, 1999
                  (incorporated by reference from Exhibit 10(a) to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 5, 1999).
        10(p)*    Form of Executive Split Dollar Life Insurance Agreement
                  (incorporated by reference from Exhibit 10(b) to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 5, 1999).
        10(q)*    Form of Letter regarding the Fiscal Year 2001 Management Bonus
                  Plan.
        10(r)     Credit Agreement among the Lessor, the Agent and the Lenders, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(a)to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).
        10(s)     Participation Agreement among KinderCare Learning Centers,
                  Inc., as Lessee, The KinderCare Realty Trust, as Lessor,
                  Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as
                  Agent for the Lenders, who may become a party to the Credit
                  Agreement and the Lenders, dated as of September 2, 1999
                  (incorporated by reference from Exhibit 10(b)to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 17, 1999).
        10(t)     Rules of Usage and Definitions under the Participation
                  Agreement (incorporated by reference from Exhibit 10(c)to
                  KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).
        10(u)     Agency Agreement between the Lessor and the Lessee, dated as of September 2, 1999 (incorporated by reference from Exhibit
                  10(d)to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).
        10(v)     Guarantee made by Lessee, KinderCare Real Estate Corp. and
                  KinderCare Development Corp. to the Agent, the Lenders and the Investor, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(e)to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17,
                  1999).
        10(w)     Lease, Security Agreement and Financing Statement between the
                  Lessor and the Lessee, dated as of September 2, 1999
                  (incorporated by reference from Exhibit 10(f)to KinderCare's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 17, 1999).

        Exhibit
        Number    Description of Exhibits
        ------    -----------------------
        21        Subsidiaries of KinderCare.
        23        Accountants' Consent - Deloitte & Touche LLP.
        27        Financial Data Schedule.

        *         Management contract or compensatory plan or arrangement.

     The Company does not intend to send an annual report and proxy materials to stockholders during fiscal year 2001.

(b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the fourth quarter of fiscal 2000.

(c) Exhibits Required by Item 601 of Regulation S-K - The exhibits to this document are listed under item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2000.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on August 24, 2000:

                                        By:  /s/ DAVID J. JOHNSON
                                             -----------------------------------
                                             David J. Johnson
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)

                                        By:  /s/ ROBERT ABELES
                                             -----------------------------------
                                             Robert Abeles
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                        By:  /s/ HENRY R. KRAVIS
                                             -----------------------------------
                                             Henry R. Kravis
                                             Director

                                        By:  /s/ GEORGE R. ROBERTS
                                             -----------------------------------
                                             George R. Roberts
                                             Director

                                        By:  /s/ MICHAEL W. MICHELSON
                                             -----------------------------------
                                             Michael W. Michelson
                                             Director

                                        By:  /s/ NILS P. BROUS
                                             -----------------------------------
                                             Nils P. Brous
                                             Director

                                        By:  /s/ SCOTT C. NUTTALL
                                             -----------------------------------
                                             Scott C. Nuttall
                                             Director

                                        By:  /s/ STEPHEN KAPLAN
                                             -----------------------------------
                                             Stephen Kaplan
                                             Director