Form 10-Q
period 2000-09-22
KINDERCARE LEARNING CENTERS INC /DE
filed 2000-11-06
CIK 832812

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

                For the quarterly period ended September 22, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at October 20, 2000 was 9,468,664.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information                                              Page

         Item 1.  Consolidated financial statements:

                  Consolidated balance sheets at September 22, 2000
                    and June 2, 2000 (unaudited).............................. 2

                  Consolidated statements of operations for the
                    sixteen weeks ended September 22, 2000
                    and September 17, 1999 (unaudited)........................ 3

                  Consolidated statements of stockholders' equity and
                    comprehensive income (loss) for the sixteen
                    weeks ended September 22, 2000 and the fiscal
                    year ended June 2, 2000 (unaudited)....................... 4

                  Consolidated statements of cash flows for the
                    sixteen weeks ended September 22, 2000 and
                    September 17, 1999 (unaudited)............................ 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations............. 9

         Item 3.  Quantitative and qualitative disclosures
                    about market risk.........................................13

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................15

Signatures....................................................................16

                                             PART I

                      ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       KinderCare Learning Centers, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                        (Dollars in thousands, except per share amounts)
                                          (Unaudited)

                                                        September 22, 2000        June 2, 2000
                                                        ------------------  ------------------
Assets
Current assets:
   Cash and cash equivalents..........................  $            6,297  $            1,445
   Receivables, net...................................              27,997              24,294
   Prepaid expenses and supplies......................               9,249               7,244
   Deferred income taxes..............................              10,472              12,208
                                                        ------------------  ------------------
      Total current assets............................              54,015              45,191

Property and equipment, net...........................             617,107             613,206
Deferred income taxes.................................               1,100               1,374
Deferred financing costs and other assets.............              64,365              35,799
                                                        ------------------  ------------------
                                                        $          736,587  $          695,570
                                                        ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:

   Bank overdrafts....................................   $           9,847  $            4,549
   Accounts payable...................................              10,027               6,487
   Current portion of long-term debt..................              15,719              15,612
   Accrued expenses and other liabilities.............              86,071              99,690
                                                        ------------------  ------------------
      Total current liabilities.......................             121,664             126,338

Long-term debt........................................             491,513             444,834
Self insurance liabilities............................              15,046              15,214
Deferred income taxes.................................               6,114               5,563
Other noncurrent liabilities..........................              26,930              26,948
                                                        ------------------  ------------------
      Total liabilities...............................             661,267             618,897
                                                        ------------------  ------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding.............                  --                  --
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,468,664 and 9,481,937 shares, respectively....                  95                  95
   Additional paid-in capital.........................              13,185              13,509
   Notes receivable from stockholders.................              (1,099)             (1,186)
   Retained earnings..................................              63,623              64,668
   Accumulated other comprehensive income.............                (484)               (413)
                                                        ------------------  ------------------
      Total stockholders' equity......................              75,320              76,673
                                                        ------------------  ------------------
                                                        $          736,587  $          695,570
                                                        ==================  ==================

See accompanying notes to unaudited consolidated financial statements.

                   KinderCare Learning Centers, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                    (Dollars in thousands, except per share amounts)
                                      (Unaudited)

                                                          Sixteen Weeks Ended
                                                  ------------------------------------
                                                      September 22,       September 17,
                                                              2000                1999
                                                  ----------------    ----------------
Revenues, net..................................   $        216,492    $        207,775
                                                  ----------------    ----------------
Operating expenses:
   Salaries, wages and benefits................            122,773             115,316
   Depreciation and amortization...............             13,327              11,615
   Rent........................................             10,473               8,993
   Provision for doubtful accounts.............              1,314               1,097
   Other.......................................             53,907              51,751
                                                  ----------------    ----------------
       Total operating expenses................            201,794             188,772
     Operating income..........................             14,698              19,003
Investment income..............................                121                 142
Interest expense...............................            (15,156)            (13,084)
                                                  ----------------    ----------------
   Income (loss) before income taxes and
     cumulative effect of a change in
     accounting principle, net.................               (337)              6,061
Income tax (expense) benefit...................                 82              (2,302)
                                                  ----------------    ----------------
Income (loss) before cumulative effect of a
   change in accounting principle, net.........               (255)                 --
Cumulative effect of a change in accounting
   principle, net of income taxes of $484......               (790)                 --
                                                  ----------------    ----------------
       Net income (loss).......................   $         (1,045)   $          3,759
                                                  ================    ================

Net income (loss) per share:

Basic - income (loss) before cumulative
   effect of a change in accounting principle,
   net.........................................   $          (0.03)   $           0.40
Cumulative effect of a change in accounting
   principle, net of taxes.....................              (0.08)                 --
                                                  ----------------    ----------------
     Net income (loss).........................   $          (0.11)   $           0.40
                                                  ================    ================

Diluted - income (loss) before cumulative
   effect of a change in accounting principle,
   net.........................................   $          (0.03)   $           0.39
Cumulative effect of a change in accounting
   principle, net of taxes.....................              (0.08)                 --
                                                  ----------------    ----------------
     Net income (loss).........................   $          (0.11)   $           0.39
                                                  ================    ================

Weighted average common shares outstanding.....          9,472,000           9,474,000
                                                  ================    ================

Weighted average common shares outstanding and
   potential common shares.....................          9,472,000           9,708,000
                                                  ================    ================

See accompanying notes to unaudited consolidated financial statements.

                                        KinderCare Learning Centers, Inc. and Subsidiaries
                          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                                                         Accumulated
                                            Common Stock        Additional  Stockholders'                      Other
                                      ------------------------     Paid-in          Notes    Retained  Comprehensive
                                           Shares       Amount     Capital     Receivable    Earnings   Income (Loss)       Total
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
Balance at May 28, 1999..............   9,480,837  $        95  $    8,355  $      (1,128) $   44,705  $        (237) $    51,790

Comprehensive income:
  Net income.........................          --           --          --             --      19,963             --       19,963
  Cumulative translation adjustment..          --           --          --             --          --           (176)        (176)
                                                                                                                      -----------
    Total comprehensive income.......                                                                                      19,787
Issuance of common stock.............      20,108           --         452           (338)         --             --          114
Purchase of common stock.............     (19,008)          --        (396)            --          --             --         (396)
Proceeds from collection of
  stockholders' notes receivable.....          --           --          --            280          --             --          280
Reversal of pre-fresh
  start contingency..................          --           --       5,098             --          --             --        5,098
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
    Balance at June 2, 2000..........   9,481,937           95      13,509         (1,186)     64,668           (413)      76,673

Comprehensive income:
  Net loss...........................          --           --          --             --      (1,045)            --       (1,045)
  Cumulative translation adjustment..          --           --          --             --          --            (71)         (71)
                                                                                                                      -----------
    Total comprehensive (loss).......                                                                                      (1,116)
Purchase of common stock.............     (13,273)          --        (324)            --          --             --         (324)
Proceeds from collection of
  stockholders' notes receivable.....          --           --          --             87          --             --           87
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
    Balance at September 22, 2000....   9,468,664  $        95  $   13,185  $      (1,099) $   63,623  $        (484) $    75,320
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

                      KinderCare Learning Centers, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                         (Unaudited)

                                                              Sixteen Weeks Ended
                                                     ---------------------------------------
                                                     September 22, 2000   September 17, 1999
                                                     ------------------   ------------------
Cash flows from operations:
  Net income (loss)................................. $           (1,045)  $            3,759
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation....................................             13,043               11,615
    Provision for doubtful accounts.................              1,314                1,097
    Amortization of deferred financing costs and
      goodwill......................................              1,219                  950
    Gain on sales and disposals of property and
      equipment, net................................               (367)                (537)
    Changes in operating assets and liabilities:
      Increase in receivables.......................             (5,017)              (5,602)
      Decrease (increase) in prepaid expenses and
        supplies....................................             (2,005)                 143
      Increase in other assets......................             (2,816)                 (46)
      Increase in accounts payable, accrued
        expenses and other liabilities..............             (7,703)             (17,769)
    Other, net......................................                (71)                 (13)
                                                     ------------------   ------------------
  Net cash used by operating activities.............             (3,448)              (6,403)
                                                     ------------------   ------------------
Cash flows from investing activities:

  Purchases of property and equipment...............            (18,139)             (25,565)
  Acquisition of new subsidiary.....................            (15,076)                  --
  Investment accounted for under the cost method....            (10,069)                  --
  Issuance of note receivable.......................             (2,225)                  --
  Proceeds from sales of property and equipment.....              1,962                  952
                                                     ------------------   ------------------
    Net cash used by investing activities...........            (43,547)             (24,613)
                                                     ------------------   ------------------
Cash flows from financing activities:

  Proceeds from long-term borrowings................             60,078               31,000
  Payments on long-term borrowings..................            (13,292)              (1,359)
  Proceeds from collection of stockholders' notes
    receivable......................................                 87                  200
  Purchases of common stock.........................               (324)                (282)
  Bank overdrafts...................................              5,298                  751
                                                     ------------------   ------------------
    Net cash provided by financing activities.......             51,847               30,310
                                                     ------------------   ------------------
  Increase (decrease) in cash and cash equivalents..              4,852                 (706)
  Cash and cash equivalents at the beginning of the
    period..........................................              1,445                5,750
                                                     ------------------   ------------------
  Cash and cash equivalents at the end of the period $            6,297   $            5,044
                                                     ==================   ==================

Supplemental cash flow information:
  Interest paid..................................... $           18,548   $           17,095
  Income taxes paid, net............................              1,289                  832

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and five years in the United States. Recently, KinderCare has taken steps to become a more broad-based education company that serves infants to young adults. During the past year, our new subsidiary, KC Distance Learning, Inc., purchased a distance learning company that offers an accredited high school program delivered through correspondence format and over the internet. Also, KinderCare made minority investments in Beacon Education Management, Inc., a charter school management company and in Voyager Expanded Learning, Inc., a provider of activity-based after-school, in-school, and summer-school programs for elementary and middle schools.

     At September 22, 2000, we operated a total of 1,142 early childhood education and care centers and served approximately 120,000 children between the ages of six weeks and twelve years and their families. Of the 1,142 centers, 1,140 were located in 39 states in the United States and two centers were located in the United Kingdom.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at September 22, 2000 and the results of operations and cash flows for the sixteen weeks ended September 22, 2000 and September 17, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

     Fiscal Year. References to fiscal 2001 and fiscal 2000 are to the 52 weeks ended June 1, 2001 and the 53 weeks ended June 2, 2000, respectively. KinderCare's fiscal year ends on the Friday closest to May 31. Typically, the first quarter is comprised of 16 weeks and the second, third and fourth quarters are each comprised of 12 weeks. Fiscal 2000, however, was 53 weeks long with 13 weeks in the fourth quarter.

     Revenue Recognition. KinderCare adopted SAB 101 on June 3, 2000. As a result of that adoption, KinderCare deferred $4.0 million of non-refundable registration and education fee revenues at September 22, 2000. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2001. In addition, fee revenues totaling $0.8 million, net of income taxes of $0.5 million, were deferred from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle. All of the $1.3 million of fee revenues deferred from the previous fiscal year were subsequently recognized during the sixteen weeks ended September 22, 2000. The fee revenues deferred under SAB 101 will be amortized over the estimated average enrollment period, not to exceed 12 months.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, with shares in thousands:

                                                       Sixteen Weeks Ended
                                                  ----------------------------
                                                  September 22,   September 17,
                                                          2000            1999
                                                  ------------    ------------
   Weighted average common shares outstanding..          9,472           9,474
   Dilutive effect of options..................             --             234
                                                  ------------    ------------
   Weighted average common shares outstanding
      and potential common shares..............          9,472           9,708
                                                  ============    ============

     In the sixteen weeks ended September 22, 2000, 807,000 shares were excluded from potential common shares due to their anti-dilutive effect.

     Recently Issued Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current periods' presentation.

2.   Restructuring Charges

     During the fiscal year ended May 28, 1999, a provision of $4.0 million was recorded related to the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. At June 2, 2000, a reserve remained of $2.9 million which included $2.1 million for the expected closure of 36 underperforming leased centers and $0.8 million for commitments on centers closed in the previous fiscal year. During the sixteen weeks ended September 22, 2000, 34 leased centers were closed. KinderCare is in the process of reviewing the status of the two remaining centers. Such centers may or may not be closed as result of this review. If a center does not close, the related reserve would be reversed. As part of KinderCare's practice of identifying centers that are not meeting performance expectations, additional exit plans may be committed to, which would result in additional provisions.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

     Balance at June 2, 2000...................................... $    2,946
     Payments with respect to the 34 centers closed during the
       sixteen weeks ended September 22, 2000.....................       (644)
     Payments with respect to certain of the 25 centers closed
       during the fiscal year ended June 2, 2000..................       (238)
                                                                   ----------
       Balance at September 22, 2000.............................. $    2,064
                                                                   ==========

     During the sixteen weeks ended September 22, 2000 and September 17, 1999, the 34 leased centers that have been closed contributed aggregate net revenues of $1.3 and $3.9 million, respectively. Aggregate operating losses of $0.7 and $0.2 million were incurred in the sixteen weeks ended September 22, 2000 and September 17, 1999, respectively, related to the centers.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The information presented refers to the sixteen weeks ended September 22, 2000 as "the first quarter of fiscal 2001" and the sixteen weeks ended September 17, 1999 as "the first quarter of fiscal 2000."

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

Results of Operations

First Quarter of Fiscal 2001 compared to the First Quarter of Fiscal 2000

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                        Sixteen                    Sixteen                    Change
                                    Weeks Ended     Percent    Weeks Ended     Percent        Amount
                                   September 22,         of   September 17,         of      Increase/
                                           2000     Revenue           1999    Revenues     (Decrease)
                                   ------------   ---------   ------------   ---------   -----------
Revenues, net....................  $    216,492      100.0%   $    207,775      100.0%   $     8,717
                                   ------------   ---------   ------------   ---------   -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............       114,279       52.8         107,388       51.7          6,891
    Field and corporate expense..         8,494        3.9           7,928        3.8            566
                                   ------------   ---------   ------------   ---------   -----------
    Total salaries, wages and
      benefits...................       122,773       56.7         115,316       55.5          7,457
  Depreciation and amortization..        13,327        6.2          11,615        5.6          1,712
  Rent...........................        10,473        4.8           8,993        4.3          1,480
  Other..........................        55,221       25.5          52,848       25.5          2,373
                                   ------------   ---------   ------------   ---------   -----------
    Total operating expenses.....       201,794       93.2         188,772       90.9         13,022
                                   ------------   ---------   ------------   ---------   -----------
      Operating income...........  $     14,698        6.8%   $     19,003        9.1%   $    (4,305)
                                   ============   =========   ============   =========   ===========

     Revenues, net. Net revenues increased $8.7 million, or 4.2%, to $216.5 million from the same period last year. During the first quarter of fiscal 2001, KinderCare adopted SAB 101, which resulted in the deferral of $4.0 million of non-refundable registration and education fee revenues to future periods. Without the impact of the deferral of fee revenues, net revenues would have increased $12.7 million, or 6.1%.

     KinderCare opened 13 new centers in the first quarter of fiscal 2001 as compared to seven centers in the same period last year. The opening of 13 new centers resulted in additional net revenues of $0.8 million. Also, KinderCare accelerated its strategy of exiting underperforming assets by closing 40 centers versus 22 centers in the same period last year. The 40 center closures included 34 leased centers, the closure costs of which were reserved in the previous fiscal year, and six owned centers. The closure of 40 centers reduced net revenues by $3.0 million, or 1.4%.

     The average tuition rate increased $6.94, or 5.8%, to $125.88 from $118.94 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined slightly to 67.1% from 67.9% for the same period last year due partially to the new centers, which open with lower occupancy than mature centers, and a decline of enrollment in the pre-school summer program. Total licensed capacity was approximately 147,000 and 145,000 at the end of the first quarter of fiscal 2001 and 2000, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $7.5 million, or 6.5%, to $122.8 million from the same period last year. The expense directly associated with the centers was $114.3 million, an increase of $6.9 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates. The expense related to field management and corporate administration was $8.5 million, an increase of $0.6 million from the same period last year.

     After adjusting for the impact from the deferral of fee revenues discussed above, at the center level, salaries, wages and benefits expense as a percentage of net revenues remained relatively flat at 51.8% compared to 51.7% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues increased slightly to 55.7% from 55.5% for the same period last year, after adjusting for the impact from the deferral of fee revenues.

     Depreciation and amortization. Depreciation expense increased $1.4 million to $13.0 million from the same period last year. The increase was due primarily to additional depreciation as a result of the property and equipment related to newly opened and/or acquired centers and increased renovation spending. The increase was partially offset by center closures.

     Rent. Rent expense increased $1.5 million to $10.5 million from the same period last year. The increase was primarily associated with the newly opened leased centers, partially offset by center closures. The rental rates experienced on renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $2.4 million, or 4.5%, to $55.2 million from the same period last year. The increase was due primarily to $0.7 million of marketing expenses accelerated to the first quarter of fiscal 2001, earlier than in previous fiscal years. Also, $0.8 million of incremental pre-opening costs were incurred related to the newly opened centers. In connection with the deferral of fee revenues discussed above, $0.7 million of other operating expenses were deferred to future periods. After adjusting for the impact of the deferral of fee revenues, net of related costs, other operating expenses as a percentage of net revenues remained flat at 25.4% for the first quarters of fiscal 2001 and 2000. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial and maintenance costs, utilities and marketing, and expenses related to field management and corporate administration.

     Operating income. Operating income was $14.7 million, a decrease of $4.3 million, or 22.7%, from the same period last year. The primary reason for the decline was the deferral of fee revenues, net of related costs, of $2.9 million. Opening 13 new centers and closing 40 centers in the first quarter of fiscal 2001 resulted in operating losses of $1.6 million. Also, $0.7 million of marketing expenses were accelerated into the first quarter.

     Interest expense. Interest expense was $15.2 million compared to $13.1 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund capital expenditures, investments and acquisitions and higher interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.2% for the first quarter of fiscal 2001 compared to 9.0% for the first quarter of fiscal 2000.

     Income tax (expense) benefit. An income tax benefit of $0.1 million was recognized during the first quarter of fiscal 2001. Income tax expense during the first quarter of fiscal 2000 was $2.3 million. The income tax (expense) benefit was computed by applying estimated annual effective income tax rates to income before income taxes. Income tax (expense) benefit varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. KinderCare incurred a net loss of $1.0 million in the first quarter of fiscal 2001 compared to net income of $3.8 million in the same period last year. The primary reason for the decline in net income was the deferral of fee revenues of $2.6 million, comprised of $1.8 million deferred in the first quarter of fiscal 2001 and a one-time deferral of $0.8 million from the fourth quarter of the previous fiscal year. Without the impact of the deferral of fee revenues, net of related costs, net income would have been $1.5 million. The new center openings and the older center closures generated $1.2 million of losses. The accelerated marketing expenses of $0.4 million negatively impacted net income. In addition, additional interest expense was incurred due to higher borrowings and interest rates and additional depreciation expense was incurred due to newly opened and/or acquired centers and increased renovation spending. For the first quarter of fiscal 2001, both basic and diluted net loss per share were $0.03 before and $0.11 after the cumulative effect of a change in accounting principle. Basic and diluted net income per share were $0.40 and $0.39, respectively, in the first quarter of fiscal 2000.

     EBITDA. EBITDA was $28.0 million compared to $30.6 million in the same period last year. The decline was primarily as a result of the $3.3 million deferral of fee revenues, net of related costs. Without the impact of the deferral of fee revenues, net of related costs, EBITDA would have been $31.3 million. The newly opened centers and the closed centers contributed negative EBITDA of $1.8 million. In addition, EBITDA was negatively impacted by the acceleration of $0.7 million of marketing expenses. EBITDA is defined as net income before the cumulative effect of a change in accounting principle, investment income, interest expense, income taxes, depreciation and amortization. EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by generally accepted accounting principles. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations, borrowings under the $300.0 million revolving credit facility and the $100.0 million synthetic lease facility. At September 22, 2000, KinderCare had drawn $135.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $35.5 million and had funded $56.4 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at September 22, 2000 was $129.5 million. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash used by operating activities for the first quarter of fiscal 2001 was $3.4 million, which represented a $3.0 million increase in net cash flow from the same period last year due primarily to the deferral of fee revenues, net of related costs of $2.9 million. Cash and cash equivalents totaled $6.3 million at September 22, 2000, compared to $1.4 million at June 2, 2000.

     In order to fund new center development, KinderCare entered into a $100.0 million synthetic lease facility in September 1999. Under the synthetic lease facility, a third-party lessor will finance construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases, when executed, are expected to be classified as operating leases. Accordingly, KinderCare expects lower depreciation and interest expense and higher rent expense as a result of implementation of the synthetic lease facility compared to such expenses that would have been incurred if KinderCare financed the centers directly as owner. The synthetic lease will close to draws on February 13, 2001 and will mature three years later.

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

Capital Expenditures

     During the first quarter of fiscal 2001 and 2000, KinderCare opened 13 and seven centers, respectively. KinderCare expects to open approximately 40 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers for local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 18 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare. The average total cost per internally developed community center typically ranges from $1.8 to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     KinderCare's new internally-developed centers have a pro forma licensed capacity of 180, while centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's existing centers. These new centers also have a higher average cost of construction and typically take three to four years to reach maturity. On average KinderCare's new centers should begin to produce positive EBITDA by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     Capital expenditures included the following with dollars in thousands:

                                                   Sixteen Weeks Ended
                                              ----------------------------
                                              September 22,   September 17,
                                                      2000            1999
                                              ------------    ------------
     New center development.................. $      8,668    $     14,616
     Renovation of existing facilities.......        7,093           7,372
     Equipment purchases.....................        1,799           2,194
     Information systems purchases...........          579           1,383
                                              ------------    ------------
                                              $     18,139    $     25,565
                                              ============    ============

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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.7% of net revenues for the first quarter of fiscal 2001. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

Forward Looking Statements

     When used in this document, press releases and elsewhere by KinderCare or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of early childhood education and care centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9 1/2% senior subordinated notes aggregating $290.0 million at September 22, 2000. KinderCare also has no cash flow exposure on certain mortgages and industrial revenue bonds aggregating $7.3 million at September 22, 2000. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility, and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. Accordingly, for the sixteen weeks ended September 22, 2000 and September 17, 1999 a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $1.9 and $1.4 million, respectively. In addition, KinderCare has cash flow exposure on its vehicle leases with variable interest rates. For the sixteen weeks ended September 22, 2000 and September 17, 1999, a 1% change in the defined interest rate would have resulted in a change of $0.5 million in vehicle lease expense, which was a component of rent expense.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)  Exhibits:

          10 (a) Addendum dated June 28, 2000 to Lease dated June 2, 1997 between 600 Holladay Limited Partnership and KinderCare Learning Centers, Inc.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2000.

                                       KINDERCARE LEARNING CENTERS, INC.

                                       By:  /s/ DAVID J. JOHNSON
                                       ----------------------------------
                                                David J. Johnson
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors
                                         (Principal Executive Officer)


                                       By:     /s/ ROBERT ABELES
                                       ----------------------------------
                                                  Robert Abeles
                                            Executive Vice President,
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)