Form 10-Q
period 2000-12-15
KINDERCARE LEARNING CENTERS INC /DE
filed 2001-01-25
CIK 832812

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

                For the quarterly period ended December 15, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at January 12, 2001 was 9,468,664.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index


Part I.   Financial Information                                             Page

          Item 1.  Consolidated financial statements:

                   Consolidated balance sheets at December 15, 2000
                      and June 2, 2000 (unaudited)............................ 2

                   Consolidated statements of operations for the twelve
                      and twenty-eight weeks ended December 15, 2000
                      and December 10, 1999 (unaudited)....................... 3

                   Consolidated statements of stockholders' equity and
                      comprehensive income for the twenty-eight weeks
                      ended December 15, 2000 and the fiscal year
                      ended June 2, 2000 (unaudited).......................... 4

                   Consolidated statements of cash flows for the
                      twenty-eight weeks ended December 15, 2000
                      and December 10, 1999 (unaudited)....................... 5

                   Notes to unaudited consolidated financial statements....... 6

          Item 2.  Management's discussion and analysis of
                      financial condition and results of operations........... 9

          Item 3.  Quantitative and qualitative disclosures about
                      market risk.............................................15

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K...........................16

Signatures....................................................................17

                                             PART I

                      ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       KinderCare Learning Centers, Inc. and Subsidiaries
                                  Consolidated Balance Sheets
                        (Dollars in thousands, except per share amounts)
                                          (Unaudited)


                                                        December 15, 2000         June 2, 2000
                                                        -----------------    -----------------
Assets
Current assets:
   Cash and cash equivalents..........................  $           2,386    $           1,445
   Receivables, net...................................             30,602               24,294
   Prepaid expenses and supplies......................              9,070                7,244
   Deferred income taxes..............................             10,690               12,208
                                                        -----------------    -----------------
      Total current assets............................             52,748               45,191

Property and equipment, net...........................            621,973              613,206
Deferred income taxes.................................              1,249                1,374
Deferred financing costs and other assets.............             63,492               35,799
                                                        -----------------    -----------------
                                                        $         739,462    $         695,570
                                                        =================    =================
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts....................................  $          11,818    $           4,549
   Accounts payable...................................              9,205                6,487
   Current portion of long-term debt..................             10,337               15,612
   Accrued expenses and other liabilities.............             95,974               99,690
                                                        -----------------    -----------------
      Total current liabilities.......................            127,334              126,338

Long-term debt........................................            486,034              444,834
Self insurance liabilities............................             14,811               15,214
Deferred income taxes.................................              6,114                5,563
Other noncurrent liabilities..........................             26,315               26,948
                                                        -----------------    -----------------
      Total liabilities...............................            660,608              618,897
                                                        -----------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding.............                 --                   --
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,468,664 and 9,481,937 shares, respectively....                 95                   95
   Additional paid-in capital.........................             13,185               13,509
   Notes receivable from stockholders.................             (1,139)              (1,186)
   Retained earnings..................................             67,284               64,668
   Accumulated other comprehensive loss...............               (571)                (413)
                                                        -----------------    -----------------
      Total stockholders' equity......................             78,854               76,673
                                                        -----------------    -----------------
                                                        $         739,462    $         695,570
                                                        =================    =================


See accompanying notes to unaudited consolidated financial statements.

                        KinderCare Learning Centers, Inc. and Subsidiaries
                               Consolidated Statements of Operations
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                             Twelve Weeks Ended         Twenty-Eight Weeks Ended
                                         --------------------------    --------------------------
                                         December 15,   December 10,   December 15,   December 10,
                                                2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Revenues, net.........................   $   166,901    $   153,130    $   383,393    $   360,905
                                         -----------    -----------    -----------    -----------
Operating expenses:
  Salaries, wages and benefits........        92,594         86,300        215,367        201,616
  Depreciation and amortization.......        10,394          8,699         23,721         20,314
  Rent................................         8,284          6,885         18,757         15,878
  Provision for doubtful accounts.....         1,097            747          2,411          1,844
  Other...............................        37,387         36,399         91,294         88,150
                                         -----------    -----------    -----------    -----------
      Total operating expenses........       149,756        139,030        351,550        327,802
                                         -----------    -----------    -----------    -----------
    Operating income..................        17,145         14,100         31,843         33,103
Investment income.....................           134             55            255            197
Interest expense......................       (11,364)       (10,244)       (26,520)       (23,328)
                                         -----------    -----------    -----------    -----------
  Income before income taxes and
    cumulative effect of a change in
    accounting principle, net.........         5,915          3,911          5,578          9,972
Income tax expense....................         2,254          1,303          2,172          3,605
                                         -----------    -----------    -----------    -----------
Income before cumulative effect of
  a change in accounting principle,
  net.................................         3,661          2,608          3,406          6,367
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $484.................            --             --           (790)            --
                                         -----------    -----------    -----------    -----------
      Net income......................   $     3,661    $     2,608    $     2,616    $     6,367
                                         ===========    ===========    ===========    ===========

Net income per share:
Basic - income before cumulative
  effect of a change in accounting
  principle, net......................   $      0.39    $      0.28    $      0.36    $      0.67
Cumulative effect of a change in
  accounting principle, net of taxes..            --             --          (0.08)            --
                                         -----------    -----------    -----------    -----------
    Net income........................   $      0.39    $      0.28    $      0.28    $      0.67
                                         ===========    ===========    ===========    ===========

Diluted - income before cumulative
  effect of a change in accounting
  principle, net......................   $      0.38    $      0.27    $      0.35    $      0.66
Cumulative effect of a change in
  accounting principle, net of taxes..            --             --          (0.08)            --
                                         -----------    -----------    -----------    -----------
    Net income........................   $      0.38    $      0.27    $      0.27    $      0.66
                                         ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding.........................     9,469,000      9,475,000      9,471,000      9,474,000
                                         ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding and potential common
  shares..............................     9,547,000      9,707,000      9,575,000      9,688,000
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


                                                                                                         Accumulated
                                            Common Stock        Additional   Stockholders'                     Other
                                      ------------------------     Paid-in          Notes    Retained  Comprehensive
                                           Shares       Amount     Capital     Receivable    Earnings           Loss        Total
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
Balance at May 28, 1999...........     9,480,837   $        95  $    8,355  $      (1,128) $   44,705  $        (237) $    51,790

Comprehensive income:
  Net income......................            --            --          --             --      19,963             --       19,963
  Cumulative translation
    adjustment....................            --            --          --             --          --           (176)        (176)
                                                                                                                        ---------
    Total comprehensive income....                                                                                         19,787
Issuance of common stock..........        20,108            --         452           (338)         --             --          114
Purchase of common stock..........       (19,008)           --        (396)            --          --             --         (396)
Proceeds from collection of
  stockholders' notes receivable..            --            --          --            280          --             --          280
Reversal of pre-fresh
  start contingency...............            --            --       5,098             --          --             --        5,098
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
    Balance at June 2, 2000.......      9,481,937           95      13,509         (1,186)     64,668           (413)      76,673

Comprehensive income:
  Net income......................             --           --          --             --       2,616             --        2,616
  Cumulative translation
    adjustment....................             --           --          --             --          --           (158)        (158)
                                                                                                                        ---------
    Total comprehensive income....                                                                                          2,458
Purchase of common stock..........        (13,273)          --        (324)            --          --             --         (324)
Proceeds from collection
  of stockholders' notes
  receivable......................             --           --          --             47          --             --           47
                                      -----------  -----------  ----------  -------------  ----------  -------------  -----------
    Balance at December 15, 2000..      9,468,664  $        95  $   13,185  $      (1,139) $   67,284  $        (571) $    78,854
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Twenty-Eight Weeks Ended
                                                     -------------------------------------
                                                     December 15, 2000   December 10, 1999
                                                     -----------------   -----------------
Cash flows from operations:
  Net income........................................ $           2,616   $           6,367
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation....................................            23,184              20,314
    Provision for doubtful accounts.................             2,411               1,844
    Amortization of deferred financing costs and
      goodwill......................................             2,169               1,661
    Gain on sales and disposals of property and
      equipment, net................................              (389)               (507)
    Changes in operating assets and liabilities:
      Increase in receivables.......................            (8,719)             (9,627)
      Decrease (increase) in prepaid expenses and
        supplies....................................            (1,826)                209
      Decrease (increase) in other assets...........              (356)                851
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities......               160              (9,097)
    Other, net......................................              (158)                (51)
                                                     -----------------   -----------------
  Net cash provided by operating activities.........            19,091              11,964
                                                     -----------------   -----------------
Cash flows from investing activities:
  Purchases of property and equipment...............           (38,205)            (41,706)
  Acquisition of new subsidiary, net of
    cash acquired...................................           (15,303)                 --
  Investment accounted for under the cost method....           (10,077)                 --
  Issuance of note receivable.......................            (4,525)                 --
  Proceeds from sales of property and equipment.....             7,043                 984
                                                     -----------------   -----------------
    Net cash used by investing activities...........           (61,067)             (40,722)
                                                     -----------------   -----------------
Cash flows from financing activities:

  Proceeds from long-term borrowings................            65,078              46,000
  Payments on long-term borrowings..................           (29,153)            (18,138)
  Proceeds from issuance of common stock............                --                 100
  Proceeds from collection of stockholders' notes
    receivable......................................                47                 224
  Purchases of common stock.........................              (324)               (424)
  Bank overdrafts...................................             7,269                 866
                                                     -----------------   -----------------
    Net cash provided by financing activities.......            42,917              28,628
                                                     -----------------   -----------------
      Increase (decrease) in cash and cash
        equivalents.................................               941                (130)
Cash and cash equivalents at the beginning of
  the period........................................             1,445               5,750
                                                     -----------------   -----------------
  Cash and cash equivalents at the end of
    the period...................................... $           2,386   $           5,620
                                                     =================   =================

Supplemental cash flow information:
  Interest paid..................................... $          23,205   $          20,153
  Income taxes paid, net............................             1,518               1,896


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

     At December 15, 2000, we operated a total of 1,154 early childhood education and care centers and served approximately 120,000 children between the ages of six weeks and twelve years and their families. Of the 1,154 centers, 1,152 were located in 39 states in the United States and two centers were located in the United Kingdom.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at December 15, 2000, the results of operations for each of the twelve and twenty-eight week periods ended December 15, 2000 and December 10, 1999 and cash flows for the twenty-eight week periods ended December 15, 2000 and December 10, 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

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

     Revenue Recognition. KinderCare adopted SAB 101 on June 3, 2000. As a result of that adoption, KinderCare deferred $4.0 million of non-refundable registration and education fee revenues in the sixteen weeks ended September 22, 2000. During the twelve weeks ended December 15, 2000, $1.8 million of previously deferred fee revenues were recognized. Therefore, at December 15, 2000, KinderCare had recorded a net deferral of $2.2 million. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2001. In addition, fee revenues totaling $0.8 million, net of income tax benefit of $0.5 million, were deferred from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle. All of the $1.3 million of fee revenues deferred from the previous fiscal year were subsequently recognized during the twenty-eight weeks ended December 15, 2000. The fee revenues deferred under SAB 101 will be amortized over the estimated average enrollment period, not to exceed 12 months.

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                             Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                        -----------------------------   -----------------------------
                                          December 15,    December 10,   December 15,     December 10,
                                                 2000            1999           2000             1999
                                        -------------   -------------   -------------   -------------
Net income............................  $       3,661   $       2,608   $       2,616   $       6,367
Cumulative translation adjustment.....            (87)            (38)          (158)             (51)
                                        -------------   -------------   -------------   -------------
                                        $       3,574   $       2,570   $       2,458   $       6,316
                                        =============   =============   =============   =============

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, with shares in thousands:

                                             Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                        -----------------------------   -----------------------------
                                          December 15,    December 10,   December 15,     December 10,
                                                 2000            1999           2000             1999
                                        -------------   -------------   -------------   -------------
Weighted average common shares
  outstanding....................               9,469           9,475           9,471           9,474
Dilutive effect of options.......                  78             232             104             214
                                        -------------   -------------   -------------   -------------
Weighted average common shares
   outstanding and potential
   common shares.................               9,547           9,707           9,575           9,688
                                        =============   =============   =============   =============

     Recently Issued Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations, or cash flows.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current periods' presentation.

2.   Restructuring Charges

     During the fiscal year ended May 28, 1999, a provision of $4.0 million was recorded related to the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. At June 2, 2000, a reserve remained of $2.9 million, which included $2.1 million for the expected closure of 36 underperforming leased centers and $0.8 million for commitments on centers closed in the previous fiscal year. During the twenty-eight weeks ended December 15, 2000, 34 leased centers were closed. KinderCare is in the process of reviewing the status of the two remaining centers. Such centers may or may not be closed as result of this review. If a center does not close, the related reserve would be reversed. As part of KinderCare's practice of identifying centers that are not meeting performance expectations, additional exit plans may be committed to, which would result in additional provisions.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

     Balance at June 2, 2000.....................................  $     2,946
     Payments with respect to the 34 centers closed
         during the twenty-eight weeks ended
         December 15, 2000.......................................         (833)
     Payments with respect to certain of the 25 centers
         closed during the fiscal year ended
         June 2, 2000............................................         (296)
                                                                   -----------
       Balance at December 15, 2000..............................  $     1,817
                                                                   ===========

     A summary of the aggregate financial operating performance of the 34 leased centers that were closed was as follows, with dollars in thousands:

                                       Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                  -----------------------------   -----------------------------
                                    December 15,    December 10,   December 15,     December 10,
                                           2000            1999           2000             1999
                                  -------------   -------------   -------------   -------------
Net revenues..................... $          --   $       2,641   $       1,271   $       6,580
Operating losses.................          (184)           (232)           (844)           (450)

3.   Commitments and Contingencies

     KinderCare is presently, and is from time to time, subject to claims and litigation arising in the ordinary course of business. KinderCare believes that none of the claims or litigation of which it is aware will materially affect its financial position, operating results or cash flows, although absolute assurance cannot be given with respect to the ultimate outcome of any such actions.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The information presented refers to the twelve weeks ended December 15, 2000 as "the second quarter of fiscal 2001" and the twelve weeks ended December 10, 1999 as "the second quarter of fiscal 2000."

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

Results of Operations

Second Quarter of Fiscal 2001 compared to the Second Quarter of Fiscal 2000

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                 Twelve Weeks              Twelve Weeks                  Change
                                        Ended     Percent         Ended     Percent      Amount
                                  December 15,         of   December 10,         of    Increase/
                                         2000    Revenues          1999    Revenues   (Decrease)
                                 ------------  ----------  ------------  ----------  -----------
Revenues, net................... $    166,901       100.0% $    153,130       100.0% $    13,771
                                 ------------  ----------  ------------  ----------  -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense............         86,039        51.6        80,469        52.5        5,570
    Field and corporate expense         6,555         3.9         5,831         3.8          724
                                 ------------  ----------  ------------  ----------  -----------
    Total salaries, wages and          92,594        55.5        86,300        56.3        6,294
      benefits................
  Depreciation and amortization        10,394         6.2         8,699         5.8        1,695
  Rent........................          8,284         5.0         6,885         4.5        1,399
  Other.......................         38,484        23.0        37,146        24.2        1,338
                                 ------------  ----------  ------------  ----------  -----------
    Total operating expenses..        149,756        89.7       139,030        90.8       10,726
                                 ------------  ----------  ------------  ----------  -----------
      Operating income........   $     17,145        10.3% $     14,100         9.2% $     3,045
                                 ============  ==========  ============  ==========  ===========

     Revenues, net. Net revenues increased $13.8 million, or 9.0%, to $166.9 million from the same period last year. During the first quarter of fiscal 2001, KinderCare adopted SAB 101, which resulted in the deferral of $4.0 million non-refundable registration and education fee revenues. In the second quarter of fiscal 2001, $1.8 million of previously deferred fee revenues were recognized. Without the recognition of the previously deferred fee revenues, net revenues would have increased $12.0 million, or 7.8%.

     The average tuition rate increased $9.01, or 7.5%, to $128.49 from $119.48 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 69.2% from 70.7% for the same period last year due partially to the new centers, which open with lower occupancy than mature centers, and lower full-time equivalent children in some of the older centers. Total licensed capacity was approximately 150,000 and 146,000 at the end of the second quarter of fiscal 2001 and 2000, respectively.

     KinderCare opened 12 new centers in the second quarter of fiscal 2001 as compared to four centers in the same period last year. The opening of a total of 25 new centers through the second quarter of fiscal 2001 resulted in additional net revenues of $3.0 million in the second quarter. KinderCare accelerated its strategy of exiting underperforming assets by closing 40 centers through the second quarter of fiscal 2001 versus 23 centers in the same period last year. No centers were closed in the second quarter of fiscal 2001, while one was closed in the same period last year. The 40 center closures included 34 leased centers, the closure costs of which were reserved in the previous fiscal year, and six owned centers. The closure of 40 centers reduced net revenues by $3.0 million, or 2.0%.

     Salaries, wages and benefits. Salaries, wages and benefits increased $6.3 million, or 7.3%, to $92.6 million from the same period last year. The expense directly associated with the centers was $86.0 million, an increase of $5.6 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. The expense related to field management and corporate administration was $6.6 million, an increase of $0.7 million from the same period last year.

     Without the recognition of previously deferred fee revenues, at the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 52.1% from 52.5% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues declined slightly to 56.1% from 56.3% for the same period last year, without the recognition of previously deferred fee revenues.

     Depreciation and amortization. Depreciation and amortization expense increased $1.7 million to $10.4 million from the same period last year. The increase was due to additional depreciation as a result of increased renovation spending and newly opened and/or acquired centers and higher goodwill amortization.

     Rent. Rent expense increased $1.4 million to $8.3 million from the same period last year. The increase was primarily associated with the newly opened leased centers, partially offset by center closures. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $1.3 million, or 3.6%, to $38.5 million from the same period last year. The increase was due to the recognition of $0.3 million of operating costs related to the previously deferred fee revenues, the incurrence of $0.3 million of incremental pre-opening costs related to the newly opened centers and additional program material costs of $0.7 million. The additional program material costs are primarily related to the roll-out of KinderCare's new proprietary pre-school curriculum and training costs associated with the implementation of a new human resources information systems application. Without the recognition of previously deferred fee revenues, other operating expenses as a percentage of net revenues declined to 23.2% from 24.2% for the same period last year. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial and maintenance costs, utilities and marketing, and expenses related to field management and corporate administration.

     Operating income. Operating income was $17.1 million, an increase of $3.0 million, or 21.6%, from the same period last year. Without the recognition of previously deferred fee revenues, net of related costs, of $1.5 million, operating income would have been $15.6 million or 9.5% as a percentage of net revenues. The improvement in operating income was primarily due to strong labor management and cost controls, partially offset by higher depreciation and rent expense.

     Interest expense. Interest expense was $11.4 million compared to $10.2 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund capital expenditures, investments and acquisitions. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.8% for both the second quarter of fiscal 2001 and 2000.

     Income tax expense. Income tax expense was $2.3 and $1.3 million during the second quarter of fiscal 2001 and 2000, respectively. Income tax expense was computed by applying estimated annual effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $3.7 million, an increase of $1.1 million, or 40.4%, from the same period last year. Without the recognition of previously deferred fee revenues, net of related costs and taxes, of $0.9 million, net income would have been $2.8 million. After adjustment for the recognition of previously deferred fee revenues, net income as a percentage of net revenues was 1.7% in both periods. For the second quarter of fiscal 2001, basic and diluted net income per share were $0.39 and $0.38, respectively. Basic and diluted net income per share were $0.28 and $0.27, respectively, in the second quarter of fiscal 2000.

     EBITDA. EBITDA was $27.5 million, an increase of $4.7 million, or 20.8%, from the same period last year. Without the recognition of the previously deferred fee revenues, net of related costs, of $1.6 million, EBITDA would have been $25.9 million. After adjustment for the recognition of previously deferred fee revenues, EBITDA as a percentage of net revenues increased to 15.7% from 14.9% in the same period last year. The increase was due to higher tuition rates and control over labor and other operating costs. EBITDA is defined as net income before the cumulative effect of a change in accounting principle, investment income, interest expense, income taxes, depreciation and amortization. EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Twenty-Eight Weeks Ended December 15, 2000 compared to the Twenty-Eight Weeks Ended December 10, 1999

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                  Twenty-Eight                  Twenty-Eight                       Change
                                   Weeks Ended        Percent    Weeks Ended        Percent        Amount
                                   December 15,            of    December 10,            of      Increase/
                                          2000       Revenues           1999       Revenues     (Decrease)
                                  ------------   ------------   ------------   ------------   ------------
Revenues, net.................... $    383,393          100.0%  $    360,905          100.0%  $     22,488
                                  ------------   ------------   ------------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............      200,318           52.3        187,857           52.1         12,461
    Field and corporate expense..       15,049            3.9         13,759            3.8          1,290
                                  ------------   ------------   ------------   ------------   ------------
    Total salaries, wages and
      benefits...................      215,367           56.2        201,616           55.9         13,751
  Depreciation and amortization..       23,721            6.2         20,314            5.6          3,407
  Rent...........................       18,757            4.9         15,878            4.4          2,879
  Other..........................       93,705           24.4         89,994           24.9          3,711
                                  ------------   ------------   ------------   ------------   ------------
    Total operating expenses.....      351,550           91.7        327,802           90.8         23,748
                                  ------------   ------------   ------------   ------------   ------------
      Operating income........... $     31,843           8.3%   $     33,103            9.2%  $     (1,260)
                                  ============   ============   ============   ============   ============

     Revenues, net. Net revenues increased $22.5 million, or 6.2%, to $383.4 million from the same period last year. During the first quarter of fiscal 2001, KinderCare adopted SAB 101, which resulted in the deferral of $4.0 million of non-refundable registration and education fee revenues to the remainder of the fiscal year. In the second quarter of fiscal 2001, $1.8 million of previously deferred fee revenues were recognized. Without the impact of the net deferral of fee revenues of $2.2 million during the twenty-eight weeks ended December 15, 2000, net revenues would have increased $24.7 million, or 6.8%.

     The average tuition rate increased $7.84, or 6.6%, to $127.01 from $119.17 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 68.0% from 69.1% for the same period last year due partially to the new centers, which open with lower occupancy than mature centers, and lower full-time equivalent children in some of the older centers.

     KinderCare opened 25 new centers in the twenty-eight weeks ended December 15, 2000, as compared to 11 centers in the same period last year. The opening of 25 new centers resulted in additional net revenues of $3.8 million. KinderCare accelerated its strategy of exiting underperforming assets by closing 40 centers versus 23 centers in the same period last year. The 40 center closures included 34 leased centers, the closure costs of which were reserved in the previous fiscal year, and six owned centers. The closure of 40 centers reduced net revenues by $6.0 million, or 1.7%.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $13.8 million, or 6.8%, to $215.4 million from the same period last year. The expense directly associated with the centers was $200.3 million, an increase of $12.5 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. The expense related to field management and corporate administration was $15.0 million, an increase of $1.3 million from the same period last year.

     After adjustment for the deferral of fee revenues, at the center level, salaries, wages and benefits expense as a percentage of net revenues remained relatively flat at 52.0% compared to 52.1% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues was 55.9% for both periods, after adjustment for the deferral of fee revenues.

     Depreciation and amortization. Depreciation and amortization expense increased $3.4 million to $23.7 million from the same period last year. The increase was due to additional depreciation as a result of increased renovation spending and newly opened and/or acquired centers and higher goodwill amortization.

     Rent. Rent expense increased $2.9 million to $18.8 million from the same period last year. The increase was primarily associated with the newly opened leased centers, partially offset by center closures. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $3.7 million, or 4.1%, to $93.7 million from the same period last year. The increase was due primarily to the incurrence of $1.1 million of incremental pre-opening costs related to the newly opened centers and higher janitorial costs, utility costs and property taxes of $3.0 million, some of which were related to the newly opened centers. In connection with the deferral of fee revenues, $0.5 million of operating costs were deferred to future periods. After adjustment for the deferral of fee revenues, other operating expenses as a percentage of net revenues improved to 24.4% from 24.9% for the same period last year.

     Operating income. Operating income was $31.8 million, a decrease of $1.3 million, or 3.8%, from the same period last year. The decline was due to the deferral of fee revenues, net of related costs, of $1.4 million. Opening 25 new centers through the second quarter of fiscal 2001 resulted in operating losses of $2.2 million.

     Interest expense. Interest expense was $26.5 million compared to $23.3 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund capital expenditures, investments and acquisitions and higher interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.3% for the twenty-eight weeks ended December 15, 2000 compared to 9.9% for the twenty-eight weeks ended December 10, 1999.

     Income tax expense. Income tax expense was $2.2 million and $3.6 million during the twenty-eight weeks ended December 15, 2000 and December 10, 1999, respectively. Income tax expense was computed by applying estimated annual effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $2.6 million compared to $6.4 million in the same period last year. Net income declined due to the deferral of fee revenues, net of related costs and taxes, of $1.7 million. The $1.7 million was comprised of $0.9 million deferred from the twenty-eight weeks ended December 15, 2000 and a one-time deferral of $0.8 million from the fourth quarter of the previous fiscal year. The one-time deferral of $0.8 million was recorded as a cumulative effect of a change in accounting principle. Without the impact of the deferral of fee revenues, net of related costs and taxes, net income would have been $4.3 million. The new center openings generated $2.0 million of losses. For the twenty-eight weeks ended December 15, 2000, both basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.36 and $0.35, respectively, and after were $0.28 and $0.27, respectively. Basic and diluted net income per share were $0.67 and $0.66, respectively, for the twenty-eight weeks ended December 10, 1999.

     EBITDA. EBITDA was $55.6 million, an increase of $2.1 million, or 4.0%, from the same period last year. Without the impact of the deferral of fee revenues, net of related costs, of $1.7 million, EBITDA would have been $57.3 million. After adjustment for the deferral of fee revenues, EBITDA as a percentage of net revenues was 14.8% in both periods. The newly opened centers contributed negative EBITDA of $2.2 million. EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations, borrowings under the $300.0 million revolving credit facility and the $100.0 million synthetic lease facility. At December 15, 2000, KinderCare had drawn $130.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $30.0 million and had funded $76.6 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at December 15, 2000 was $140.0 million. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash provided by operating activities for the twenty-eight weeks ended December 15, 2000 was $19.1 million, which represented a $7.1 million increase from the same period last year due to an increase in accounts payable and the deferral of fee revenues, net of related costs, of $1.4 million. Cash and cash equivalents totaled $2.4 million at December 15, 2000, compared to $1.4 million at June 2, 2000.

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

Capital Expenditures

     During the twenty-eight weeks ended December 15, 2000 and December 10, 1999, KinderCare opened 25 and 11 centers, respectively. KinderCare expects to open approximately 40 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

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

     Capital expenditures included the following, with dollars in thousands:

                                                    Twenty-Eight Weeks Ended
                                                   -------------------------
                                                   December 15,  December 10,
                                                          2000          1999
                                                   -----------   -----------
     New center development....................... $    14,762   $    20,695
     Renovation of existing facilities............      18,658        15,173
     Equipment purchases..........................       3,162         3,864
     Information systems purchases................       1,623         1,974
                                                   -----------   -----------
                                                   $    38,205   $    41,706
                                                   ===========   ===========

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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.2% of net revenues for the twenty-eight weeks ended December 15, 2000. Low unemployment rates and positive economic trends have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9 1/2% senior subordinated notes aggregating $290.0 million at December 15, 2000. KinderCare also has no cash flow exposure on certain mortgages and industrial revenue bonds aggregating $6.8 million at December 15, 2000. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility, and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.5 and $0.4 million in the twelve weeks ended December 15, 2000 and December 10, 1999, respectively, and $1.0 and $0.8 million in the twenty-eight weeks ended December 15, 2000 and December 10, 1999, respectively. In addition, KinderCare has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the defined interest rate would have resulted in vehicle lease expense, which was a component of rent expense, changing by approximately $0.5 million in the twelve weeks ended December 15, 2000 and December 10, 1999 and $1.0 million in the twenty-eight weeks ended December 15, 2000 and December 10, 1999.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)  Exhibits: None.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 25, 2001.

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