Form 10-Q
period 2001-03-09
KINDERCARE LEARNING CENTERS INC /DE
filed 2001-04-20
CIK 832812

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

                  For the quarterly period ended March 9, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at April 6, 2001 was 9,468,664.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Consolidated financial statements:

                  Consolidated balance sheets at March 9, 2001
                    and June 2, 2000 (unaudited).............................. 2

                  Consolidated statements of operations for the
                    twelve and forty weeks ended March 9, 2001
                    and  March 3, 2000 (unaudited)............................ 3

                  Consolidated statements of stockholders' equity
                    and comprehensive income for the forty weeks
                    ended March 9, 2001 and the fiscal year ended
                    June 2, 2000 (unaudited).................................. 4

                  Consolidated statements of cash flows for the
                    forty weeks ended March 9, 2001 and March 3,
                    2000 (unaudited).......................................... 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of
                    financial condition and results of operations............. 9

         Item 3.  Quantitative and qualitative disclosures about
                    market risk...............................................15

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

Signatures....................................................................17

                                     PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             March 9, 2001       June 2, 2000
                                                           ---------------    ---------------
Assets
Current assets:
   Cash and cash equivalents..........................     $           283    $         1,445
   Receivables, net...................................              30,256             24,294
   Prepaid expenses and supplies......................               8,585              7,244
   Deferred income taxes..............................              10,749             12,208
                                                           ---------------    ---------------
      Total current assets............................              49,873             45,191

Property and equipment, net...........................             641,553            613,206
Deferred income taxes.................................               1,185              1,374
Deferred financing costs and other assets.............              62,954             35,799
                                                           ---------------    ---------------
                                                           $       755,565    $       695,570
                                                           ===============    ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts....................................     $         8,417    $         4,549
   Accounts payable...................................               8,378              6,487
   Current portion of long-term debt..................               1,898             15,612
   Accrued expenses and other liabilities.............              93,035             99,690
                                                           ---------------    ---------------
      Total current liabilities.......................             111,728            126,338

Long-term debt........................................             512,204            444,834
Self insurance liabilities............................              14,602             15,214
Deferred income taxes.................................               6,113              5,563
Other noncurrent liabilities..........................              23,514             26,948
                                                           ---------------    ---------------
      Total liabilities...............................             668,161            618,897
                                                           ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding.............                  --                 --
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,468,664 and 9,481,937 shares, respectively....                  95                 95
   Additional paid-in capital.........................              16,128             13,509
   Notes receivable from stockholders.................              (1,091)            (1,186)
   Retained earnings..................................              72,735             64,668
   Accumulated other comprehensive loss...............                (463)              (413)
                                                           ---------------    ---------------
      Total stockholders' equity......................              87,404             76,673
                                                           ---------------    ---------------
                                                           $       755,565    $       695,570
                                                           ===============    ===============

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                              Twelve Weeks Ended            Forty Weeks Ended
                                         ----------------------------  ----------------------------
                                         March 9, 2001  March 3, 2000  March 9, 2001  March 3, 2000
                                         -------------  -------------  -------------  -------------
Revenues, net.........................   $     168,007  $     154,852  $     551,400  $     515,757
                                         -------------  -------------  -------------  -------------
Operating expenses:
  Salaries, wages and benefits........          90,443         84,821        305,810        286,437
  Depreciation and amortization.......          10,551          8,663         34,272         28,977
  Rent................................           9,496          6,804         28,253         22,682
  Provision for doubtful accounts.....           1,227          1,251          3,638          3,095
  Other...............................          36,418         33,578        127,712        121,728
                                         -------------  -------------  -------------  -------------
      Total operating expenses........         148,135        135,117        499,685        462,919
                                         -------------  -------------  -------------  -------------
    Operating income..................          19,872         19,735         51,715         52,838
Investment income.....................             177            100            432            297
Interest expense......................         (11,174)       (10,441)       (37,694)       (33,769)
                                         -------------  -------------  -------------  -------------
  Income before income taxes and
    cumulative effect of a change in
    accounting principle, net.........           8,875          9,394         14,453         19,366
Income tax expense....................           3,424          3,615          5,596          7,220
                                         -------------  -------------  -------------  -------------
Income before cumulative effect of a
  change in accounting principle,
  net.................................           5,451          5,779          8,857         12,146
Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $484.................              --             --           (790)            --
                                         -------------  -------------  -------------  -------------
      Net income......................   $       5,451  $       5,779  $       8,067  $      12,146
                                         =============  =============  =============  =============

Net income per share:
Basic - income before cumulative
  effect of a change in accounting
  principle, net......................   $        0.58  $        0.61  $        0.93  $        1.28
Cumulative effect of a change in
  accounting principle, net of taxes..              --             --          (0.08)            --
                                         -------------  -------------  -------------  -------------
    Net income........................   $        0.58  $        0.61  $        0.85  $        1.28
                                         =============  =============  =============  =============

Diluted - income before cumulative
  effect of a change in accounting
  principle, net......................   $        0.57  $        0.61  $        0.92  $        1.26
Cumulative effect of a change in
  accounting principle, net of taxes..              --             --          (0.08)            --
                                         -------------  -------------  -------------  -------------
    Net income........................   $        0.57  $        0.61  $        0.84  $        1.26
                                         =============  =============  =============  =============

Weighted average common shares
  outstanding:
  Basic...............................       9,469,000      9,477,000      9,470,000      9,475,000
                                         =============  =============  =============  =============
  Diluted.............................       9,556,000      9,477,000      9,569,000      9,633,000
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

                                                                        Notes                Accumulated
                                  Common Stock       Additional    Receivable                      Other
                                -----------------       Paid-in          from    Retained  Comprehensive
                                   Shares    Amount     Capital  Stockholders    Earnings           Loss     Total
                                ---------  --------  ----------  ------------  ----------  -------------  --------
Balance at May 28, 1999........ 9,480,837  $     95  $    8,355  $     (1,128) $   44,705  $        (237) $ 51,790

Comprehensive income:
  Net income...................        --        --          --            --      19,963             --    19,963
  Cumulative translation
    adjustment.................        --        --          --            --          --           (176)     (176)
                                                                                                          --------
    Total comprehensive
      income...................                                                                             19,787
Issuance of common stock.......    20,108        --         452          (338)         --             --       114
Purchase of common stock.......   (19,008)       --        (396)           --          --             --      (396)
Proceeds from collection
  of stockholders' notes
  receivable...................        --        --          --           280          --             --       280
Reversal of pre-fresh
  start contingency............        --        --       5,098            --          --             --     5,098
                                ---------  --------  ----------  ------------  ----------  -------------  --------
    Balance at June 2, 2000     9,481,937        95      13,509        (1,186)     64,668           (413)   76,673

Comprehensive income:
  Net income...................        --        --          --            --       8,067             --     8,067
  Cumulative translation
    adjustment.................        --        --          --            --          --            (50)      (50)
                                                                                                          --------
    Total comprehensive
      income...................                                                                              8,017
Purchase of common stock.......   (13,273)       --        (324)           --          --             --      (324)
Proceeds from collection
  of stockholders' notes
  receivable...................        --        --          --            95          --             --        95
Reversal of pre-fresh
  start contingency............        --        --       2,943            --          --             --     2,943
                                ---------  --------  ----------  ------------  ----------  -------------  --------
    Balance at March 9, 2001... 9,468,664  $     95  $   16,128  $     (1,091) $   72,735  $        (463) $ 87,404
                                =========  ========  ==========  ============  ==========  =============  ========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Forty Weeks Ended
                                                       -----------------------------------
                                                          March 9, 2001      March 3, 2000
                                                       ----------------   ----------------
Cash flows from operations:
  Net income........................................   $          8,067   $         12,146
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation..................................             33,493             28,977
      Amortization of deferred financing costs and
        goodwill....................................              3,106              2,370
      Provision for doubtful accounts...............              3,638              3,095
      Gain on sales and disposals of property and
        equipment, net..............................               (377)              (527)
      Changes in operating assets and liabilities:
        Increase in receivables.....................             (9,600)            (8,259)
        Increase in prepaid expenses and supplies...             (1,341)            (1,898)
        Increase in other assets....................               (743)            (4,192)
        Decrease in accounts payable, accrued
         expenses and other liabilities.............             (3,670)           (12,180)
      Other, net....................................                (50)               (29)
                                                       ----------------   ----------------
  Net cash provided by operating activities.........             32,523             19,503
                                                       ----------------   ----------------
Cash flows from investing activities:
  Purchases of property and equipment...............            (68,003)           (59,784)
  Acquisition of new subsidiary, net of cash
    acquired........................................            (15,318)                --
  Investment accounted for under the cost method....            (10,074)            (5,398)
  Acquisition of previously constructed centers.....             (3,500)            (9,467)
  Issuance of note receivable.......................             (4,525)                --
  Proceeds from sales of property and equipment.....             10,440                 996
                                                       ----------------   ----------------
    Net cash used by investing activities...........            (90,980)           (73,653)
                                                       ----------------   ----------------
Cash flows from financing activities:
  Proceeds from long-term borrowings................             92,078             78,000
  Payments on long-term borrowings..................            (38,422)           (27,048)
  Proceeds from issuance of common stock............                 --                114
  Proceeds from collection of stockholders' notes
    receivable......................................                 95                224
  Purchases of common stock.........................               (324)              (424)
  Bank overdrafts...................................              3,868                231
                                                       ----------------   ----------------
    Net cash provided by financing activities.......             57,295             51,097
                                                       ----------------   ----------------
      Decrease in cash and cash equivalents.........             (1,162)            (3,053)
Cash and cash equivalents at the beginning
  of the period.....................................              1,445              5,750
                                                       ----------------   ----------------
Cash and cash equivalents at the end of the
  period............................................   $            283   $          2,697
                                                       ================   ================

Supplemental cash flow information:
  Interest paid.....................................   $         41,145   $         37,458
  Income taxes paid, net............................              2,925              2,554

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. Recently, KinderCare has taken steps to become a more broad-based education company that serves infants to young adults. During the past year, our new subsidiary, KC Distance Learning, Inc., purchased a distance learning company that offers an accredited high school program delivered through correspondence format and over the internet. KinderCare also made minority investments in Beacon Education Management, Inc., a charter school management company, and Voyager Expanded Learning, Inc., the developer of Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth and summer-school programs for elementary and middle schools.

     At March 9, 2001, we operated a total of 1,156 early childhood education and care centers and served approximately 124,000 children between the ages of six weeks and twelve years and their families. Of the 1,156 centers, 1,154 were located in 39 states within the United States and two centers were located in the United Kingdom.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at March 9, 2001, the results of operations for each of the twelve and forty week periods ended March 9, 2001 and March 3, 2000 and cash flows for the forty week periods ended March 9, 2001 and March 3, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

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

     Revenue Recognition. KinderCare adopted SAB 101 on June 3, 2000. The net impact as a result of that adoption was a deferral of $0.7 million of net revenues during the forty weeks ended March 9, 2001. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2001. In addition, a non-recurring charge of $0.8 million, net of income tax benefit of $0.5 million, was recorded in order to defer fee revenues from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle. The fee revenues deferred from the previous fiscal year were subsequently recognized during the forty weeks ended March 9, 2001. The fee revenues deferred under SAB 101 will be amortized over the estimated average enrollment period, not to exceed 12 months.

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                              Twelve Weeks Ended            Forty Weeks Ended
                                         ----------------------------  ----------------------------
                                         March 9, 2001  March 3, 2000  March 9, 2001  March 3, 2000
                                         -------------  -------------  -------------  -------------
Net income............................   $       5,451  $       5,779  $       8,067  $      12,146
Cumulative translation adjustment.....             108             22            (50)           (29)
                                         -------------  -------------  -------------  -------------
                                         $       5,559  $       5,801  $       8,017  $      12,117
                                         =============  =============  =============  =============

     Comprehensive income does not include the reversal of certain contingency accruals established in fresh start reporting when KinderCare emerged from bankruptcy in March 1993. Such amounts are credited to additional paid-in capital.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, with shares in thousands:

                                              Twelve Weeks Ended            Forty Weeks Ended
                                         ----------------------------  ----------------------------
                                         March 9, 2001  March 3, 2000  March 9, 2001  March 3, 2000
                                         -------------  -------------  -------------  -------------
Weighted average common shares
   outstanding - basic................           9,469          9,477          9,470          9,475
Dilutive effect of options............              87             --             99            158
                                         -------------  -------------  -------------  -------------
Weighted average common shares
   outstanding - diluted..............           9,556          9,477          9,569          9,633
                                         =============  =============  =============  =============

     Recently Issued Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

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

2.   Restructuring Charges

     During the fiscal year ended May 28, 1999, a provision of $4.0 million was recorded related to the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. At June 2, 2000, a reserve remained of $2.9 million, which included $2.1 million for the expected closure of 36 underperforming leased centers and $0.8 million for commitments on centers closed in the previous fiscal year. During the forty weeks ended March 9, 2001, 36 leased centers were closed.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

Balance at June 2, 2000............................................  $    2,946
Payments with respect to the 36 centers closed during the forty weeks ended
    March 9, 2001..................................................      (1,161)
Payments with respect to certain of the 25 centers closed during
    the fiscal year ended June 2, 2000.............................        (515)
                                                                     ----------
  Balance at March 9, 2001.........................................  $    1,270
                                                                     ==========

     A summary of the aggregate financial operating performance of the 36 leased centers that were closed was as follows, with dollars in thousands:

                                              Twelve Weeks Ended            Forty Weeks Ended
                                         ----------------------------  ----------------------------
                                         March 9, 2001  March 3, 2000  March 9, 2001  March 3, 2000
                                         -------------  -------------  -------------  -------------
Net revenues..........................   $          34  $       2,765  $       1,672  $       9,724
Operating losses......................            (154)          (101)          (998)          (551)

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

4.   Subsequent Event

     In April 2001, KinderCare acquired Mulberry Child Care Centers, Inc. ("Mulberry"), a child care and early education company based in Dedham, Massachusetts. KinderCare acquired 100% of Mulberry stock in exchange for 430,000 shares of KinderCare stock. In connection with the transaction, KinderCare paid off $13.2 million and assumed $3.3 million of debt. KinderCare currently plans to operate Mulberry's 74 centers and 12 before- and after-school programs under the Mulberry name and to maintain the company as a separate subsidiary. The Mulberry centers are located primarily in the northeastern region of the United States and California.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The information presented refers to the twelve weeks ended March 9, 2001 as "the third quarter of fiscal 2001" and the twelve weeks ended March 3, 2000 as "the third quarter of fiscal 2000."

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

Results of Operations

Third Quarter of Fiscal 2001 compared to the Third Quarter of Fiscal 2000

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                                                               Change
                                      Twelve Weeks    Percent    Twelve Weeks    Percent       Amount
                                             Ended         of           Ended         of     Increase/
                                     March 9, 2001   Revenues   March 3, 2000   Revenues    (Decrease)
                                     -------------  ---------   -------------  ---------   -----------
Revenues, net......................  $     168,007      100.0%  $     154,852      100.0%  $    13,155
                                     -------------  ---------   -------------  ---------   -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense.................         84,046       50.0          78,582       50.7         5,464
    Field and corporate expense....          6,397        3.8           6,239        4.1           158
                                     -------------  ---------   -------------  ---------   -----------
      Total salaries, wages
        and benefits...............         90,443       53.8          84,821       54.8         5,622
  Depreciation and amortization....         10,551        6.3           8,663        5.6         1,888
  Rent.............................          9,496        5.7           6,804        4.4         2,692
  Other............................         37,645       22.4          34,829       22.5         2,816
                                     -------------  ---------   -------------  ---------   -----------
    Total operating expenses.......        148,135       88.2         135,117       87.3        13,018
                                     -------------  ---------   -------------  ---------   -----------
      Operating income.............  $      19,872       11.8%  $      19,735       12.7%  $       137
                                     =============  =========   =============  =========   ===========

     Revenues, net. Net revenues increased $13.2 million, or 8.5%, to $168.0 million from the same period last year. In the third quarter of fiscal 2001, $1.5 million of previously deferred non-refundable registration and education fee revenues were recognized as a result of the adoption of SAB 101. Without the recognition of the previously deferred fee revenues, net revenues would have increased $11.7 million, or 7.5%.

     The average tuition rate increased $8.53, or 7.0%, to $130.48 from $121.95 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 66.4% from 67.9% for the same period last year due partially to the new centers, which open with lower occupancy than mature centers, and lower full-time equivalent children in some of the older centers. Total licensed capacity was approximately 150,000 and 148,000 at the end of the third quarter of fiscal 2001 and 2000, respectively.

     KinderCare opened three new centers in the third quarter of fiscal 2001 as compared to six centers in the same period last year. In the third quarter of fiscal 2001, KinderCare acquired two centers in the Chicago area of Illinois. KinderCare acquired an Ohio-based regional child care chain comprised of 13 centers in the third quarter of fiscal 2000. The 30 centers opened and/or acquired through the third quarter of fiscal 2001 resulted in additional net revenues of $4.2 million in the third quarter. KinderCare accelerated its strategy of exiting underperforming assets by closing 43 centers through the third quarter of fiscal 2001 versus 29 centers in the same period last year. Three centers were closed in the third quarter of fiscal 2001, while six were closed in the same period last year. The 43 center closures included 36 leased centers, the closure costs of which were reserved in the previous fiscal year, and seven owned centers. The closure of 43 centers reduced net revenues by $3.4 million, or 2.2%.

     Salaries, wages and benefits. Salaries, wages and benefits increased $5.6 million, or 6.6%, to $90.4 million from the same period last year. The expense directly associated with the centers was $84.0 million, an increase of $5.5 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. The expense related to field management and corporate administration was $6.4 million, an increase of $0.2 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 50.0% from 50.7% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues declined to 53.8% from 54.8% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $1.9 million to $10.6 million from the same period last year. The increase was due to higher renovation spending, newly opened and/or acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $2.7 million to $9.5 million from the same period last year. The increase was primarily associated with the newly opened leased centers, many of which were financed by the synthetic lease facility. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $2.8 million, or 8.1%, to $37.6 million from the same period last year. The increase was due to $0.4 million of incremental pre-opening costs related to new center development, $1.6 million of higher utility, telecommunications, janitorial, maintenance and property tax costs, some of which were related to the newly opened centers, and $0.6 million of additional program material costs. The additional program material costs are primarily related to the roll-out of KinderCare's new proprietary pre-school curriculum and training costs associated with the implementation of a new human resources/information systems application. Other operating expenses as a percentage of net revenues were 22.4%, compared to 22.5% in the same period last year. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial and maintenance costs, utilities and marketing, and expenses related to field management and corporate administration.

     Operating income. Operating income was $19.9 million, an increase of $0.1 million from the same period last year. The improvement in operating income was primarily due to labor management, offset by higher depreciation, amortization and rent expense.

     Interest expense. Interest expense was $11.2 million compared to $10.4 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund capital expenditures, investments and acquisitions. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.5% and 9.7% for the third quarter of fiscal 2001 and 2000, respectively.

     Income tax expense. Income tax expense was $3.4 and $3.6 million during the third quarter of fiscal 2001 and 2000, respectively. Income tax expense was computed by applying estimated annual effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $5.5 million, a decrease of $0.3 million from the same period last year. Net income as a percentage of net revenues was 3.2%, compared to 3.7% for the same period last year. The decline was due to higher interest expense which offset the improved operating income. For the third quarter of fiscal 2001, basic and diluted net income per share were $0.58 and $0.57, respectively. Basic and diluted net income per share were $0.61 in the third quarter of fiscal 2000.

     EBITDA. EBITDA was $30.4 million, an increase of $2.0 million, or 7.1%, from the same period last year. EBITDA as a percentage of net revenues was 18.1% compared to 18.3% for the same period last year. EBITDA is defined as net income before the cumulative effect of a change in accounting principle, investment income, interest expense, income taxes, depreciation and amortization. EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Forty Weeks Ended March 9, 2001 compared to the Forty Weeks Ended March 3, 2000

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                                                               Change
                                      Twelve Weeks    Percent    Twelve Weeks    Percent       Amount
                                             Ended         of           Ended         of     Increase/
                                     March 9, 2001   Revenues   March 3, 2000   Revenues    (Decrease)
                                     -------------  ---------   -------------  ---------   -----------
Revenues, net......................  $     551,400      100.0%  $     515,757      100.0%  $    35,643
                                     -------------  ---------   -------------  ---------   -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense.................        284,364       51.6         266,439       51.7        17,925
    Field and corporate expense....         21,446        3.9          19,998        3.8         1,448
                                     -------------  ---------   -------------  ---------   -----------
      Total salaries, wages
        and benefits...............        305,810       55.5         286,437       55.5        19,373
  Depreciation and amortization....         34,272        6.2          28,977        5.7         5,295
  Rent.............................         28,253        5.1          22,682        4.4         5,571
  Other............................        131,350       23.8         124,823       24.2         6,527
                                     -------------  ---------   -------------  ---------   -----------
    Total operating expenses.......        499,685       90.6         462,919       89.8        36,766
                                     -------------  ---------   -------------  ---------   -----------
      Operating income.............  $      51,715        9.4%  $      52,838       10.2%  $    (1,123)
                                     =============  =========   =============  =========   ===========

     Revenues, net. Net revenues increased $35.6 million, or 6.9%, to $551.4 million from the same period last year. During the forty weeks ended March 9, 2001, KinderCare adopted SAB 101 which resulted in the net deferral of $0.7 million of non-refundable registration and education fee revenues to the remainder of the fiscal year. Without the impact of the deferral of fee revenues of $0.7 million during the forty weeks ended March 9, 2001, net revenues would have increased $36.3 million, or 7.0%.

     The average tuition rate increased $8.04, or 6.7%, to $128.04 from $120.00 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 67.5% from 68.7% for the same period last year due partially to the new centers, which open with lower occupancy than mature centers, and lower full-time equivalent children in some of the older centers.

     KinderCare opened 28 new centers in the forty weeks ended March 9, 2001, as compared to 17 centers in the same period last year. In the third quarter of fiscal 2001, KinderCare acquired two centers in the Chicago area of Illinois. KinderCare acquired an Ohio-based regional child care chain comprised of 13 centers in the third quarter of fiscal 2000. The 30 centers opened and/or acquired in the forty weeks ended March 9, 2001 resulted in additional net revenues of $8.0 million. KinderCare accelerated its strategy of exiting underperforming assets by closing 43 centers versus 29 centers in the same period last year. The 43 center closures included 36 leased centers, the closure costs of which were reserved in the previous fiscal year, and seven owned centers. The closure of 43 centers reduced net revenues by $9.4 million, or 1.8%.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $19.4 million, or 6.8%, to $305.8 million from the same period last year. The expense directly associated with the centers was $284.4 million, an increase of $17.9 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. The expense related to field management and corporate administration was $21.4 million, an increase of $1.4 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues remained relatively flat at 51.6% compared to 51.7% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues was 55.5% for both periods.

     Depreciation and amortization. Depreciation and amortization expense increased $5.3 million to $34.3 million from the same period last year. The increase was due to higher renovation spending, newly opened and/or acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $5.6 million to $28.3 million from the same period last year. The increase was primarily associated with the newly opened leased centers, many of which were financed by the synthetic lease facility. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $6.5 million, or 5.2%, to $131.4 million from the same period last year. The increase was due primarily to the incurrence of $1.5 million of incremental pre-opening costs related to new center development, and $5.0 million of higher utility, telecommunications, janitorial, maintenance and property tax costs, some of which were related to the newly opened centers. Other operating expenses as a percentage of net revenues remained relatively flat at 23.8% compared to 24.2% for the same period last year.

     Operating income. Operating income was $51.7 million, a decrease of $1.1 million, or 2.1%, from the same period last year. The decline in operating income was primarily due to higher depreciation, amortization and rent expense, offset by labor management and cost control.

     Interest expense. Interest expense was $37.7 million compared to $33.8 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund capital expenditures, investments and acquisitions and higher interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.1% and 9.7% for the forty weeks ended March 9, 2001 and March 3, 2000, respectively.

     Income tax expense. Income tax expense was $5.6 million and $7.2 million during the forty weeks ended March 9, 2001 and March 3, 2000, respectively. Income tax expense was computed by applying estimated annual effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $8.1 million compared to $12.1 million in the same period last year. Due to the adoption of SAB 101, net income declined as a result of to the one-time deferral of $0.8 million of fee revenues, net of taxes, from the fourth quarter of the previous fiscal year. The one-time deferral of $0.8 million was recorded as a cumulative effect of a change in accounting principle. In addition, the decline was as a result of higher interest expense and reduced operating income. For the forty weeks ended March 9, 2001, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.93 and $0.92, respectively, and after were $0.85 and $0.84, respectively. Basic and diluted net income per share were $1.28 and $1.26, respectively, for the forty weeks ended March 3, 2000.

     EBITDA. EBITDA was $86.0 million, an increase of $4.2 million, or 5.1%, from the same period last year. EBITDA as a percentage of net revenues was 15.6% and 15.9% for the same period last year. EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under the $300.0 million revolving credit facility. At March 9, 2001, KinderCare had drawn $157.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $21.1 million and had funded $97.9 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at March 9, 2001 was $121.9 million. KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital.

     KinderCare's consolidated net cash provided by operating activities for the forty weeks ended March 9, 2001 was $32.5 million, which represented a $13.0 million increase from the same period last year due primarily to changes in accounts payable and accrued expense balances in the forty week period ended March 9, 2001 versus the same period last year. Cash and cash equivalents totaled $0.3 million at March 9, 2001, compared to $1.4 million at June 2, 2000.

     KinderCare's $100.0 million synthetic lease facility closed to draws on February 13, 2001 and will mature three years later. Under the synthetic lease facility, a third-party lessor financed construction of centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases are classified as operating leases. KinderCare expects to fund future new center development through the revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     In the forty weeks ended March 9, 2001, KinderCare's acquisition spending totaled $18.8 million for a distance learning company and two child care centers. In the same period last year, KinderCare spent $9.5 million to acquire a regional child care chain comprised of 13 centers. In addition, KinderCare made minority investments of $10.1 million and $5.4 million in education-based companies during the forty weeks ended March 9, 2001 and March 3, 2000, respectively.

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

Capital Expenditures

     During the forty weeks ended March 9, 2001 and March 3, 2000, KinderCare opened 28 and 17 centers, respectively. KinderCare expects to open approximately 40 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 18 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare. The average total cost per community center typically ranges from $1.8 to $2.2 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     KinderCare's new centers have a pro forma licensed capacity of 180, while centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's existing centers. These new centers also have a higher average costs of construction and typically take three to four years to reach maturity. On average KinderCare's new centers should begin to produce positive EBITDA by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     Capital expenditures included the following, with dollars in thousands:

                                                      Forty Weeks Ended
                                                -----------------------------
                                                March 9, 2001   March 3, 2000
                                                -------------   -------------
New center development.......................   $      32,579   $      28,300
Renovation of existing facilities............          28,673          24,331
Equipment purchases..........................           4,595           4,873
Information systems purchases................           2,156           2,280
                                                -------------   -------------
                                                $      68,003   $      59,784
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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.5% of net revenues for the forty weeks ended March 9, 2001. Low unemployment rates have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9 1/2% senior subordinated notes aggregating $290.0 million at March 9, 2001. KinderCare also has no cash flow exposure on certain mortgages and industrial revenue bonds aggregating $6.4 million at March 9, 2001. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility, and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.5 and $0.4 million in the twelve weeks ended March 9, 2001 and March 3, 2000, respectively, and $1.5 and $1.2 million in the forty weeks ended March 9, 2001 and March 3, 2000, respectively.

     KinderCare has cash flow exposure on its synthetic lease facility subject to variable LIBOR or adjustable base rate pricing. A 1% change in the LIBOR rate and the adjusted base rate would have resulted in rent expense changing by approximately $0.1 million in the twelve weeks ended March 9, 2001 and $0.2 million in the forty weeks ended March 9, 2001. KinderCare also has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the defined interest rate would have resulted in vehicle lease expense, which was a component of rent expense, changing by approximately $0.5 and $0.4 million in the twelve weeks ended March 9, 2001 and March 3, 2000, respectively, and $1.6 and $1.4 million in the forty weeks ended March 9, 2001 and March 3, 2000, respectively.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)  Exhibits:  None.

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2001.

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


                                       By: /s/ ROBERT ABELES
                                           -------------------------------------
                                           Robert Abeles
                                           Executive Vice President, Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)