Form 10-K405
period 2001-06-01
KINDERCARE LEARNING CENTERS INC /DE
filed 2001-08-29
CIK 832812

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

                     For the fiscal year ended June 1, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are "affiliates") at August 24, 2001 was $11,024,543.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 24, 2001 was 9,909,676.

================================================================================

                                     PART I

                                ITEM 1. BUSINESS

Forward Looking Statements

     When used in this document, press releases and elsewhere by KinderCare Learning Centers, Inc. ("KinderCare") or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of early childhood education and care centers expected to be added in future years, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

     These forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of KinderCare, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in KinderCare's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

Overview

     Founded in 1969, KinderCare is the leading for-profit provider of educational services and care to children primarily between the ages of six weeks and five years in the United States. In April 2001, we acquired Mulberry Child Care Centers, Inc., a company comprised of 73 early education and childcare centers and 12 before- and after-school programs. Mulberry operates primarily in the northeast region of the United States and California. We plan to operate these centers under the Mulberry brand name and have opened two and expect to open three more new Mulberry centers in fiscal year 2002.

     Center-based early childhood educational services and care continues to be our primary business. However, we have recently acquired, invested in or entered into alliances with more broad-based education companies that provide educational content and services to children, teenagers and young adults, as described below:

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

     Charter Schools. Charter schools have arisen as a publicly-funded alternative to public schools in those states that have passed enabling legislation. In February 2000, we made a minority investment in Beacon Education Management, Inc., a charter school management company based in Westborough, Massachusetts. At August 24, 2001, Beacon operated 27 charter schools primarily located in the northeastern region of the United States.

     Educational Content and Delivery for Public Schools. In June 2000, we made a minority equity investment in Voyager Expanded Learning, Inc., an education company based in Dallas, Texas. Voyager is the developer of Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth, and the provider of summer school programs for elementary and middle schools.

     Educational Content. Since August 1999, we have partnered with Gateway Learning Corporation to deliver the Hooked on Phonics(R) reading and literacy program in selected centers in order to enhance the value of our educational services in our early childhood education and care centers. During fiscal year 2001, over 650 of our centers offered the four-week program to children ages four and up attending our centers.

     In addition to these investments and alliances, we acquired two Illinois-based centers in March 2001 and 13 Ohio-based centers in January 2000 from local providers. These transactions, along with the acquisition of Mulberry, were part of our continuing effort to grow our core business of providing center-based early childhood educational services and care. In our early childhood education and care business, we operate two primary types of centers: KinderCare community centers and employer-sponsored centers. KinderCare community centers, which comprise the vast majority of our centers, typically provide educational services and care to children between the ages of six weeks and 12 years. At our employer-sponsored centers, we partner with employers to meet their individual needs for on-site/near-site early childhood education and care for the families of their employees.

     At August 24, 2001, we operated a total of 1,246 child care centers and served approximately 121,000 children and their families. Of the 1,246 centers, 1,244 were located in 39 states in the United States and two centers were located in the United Kingdom. KinderCare's total center licensed capacity at August 24, 2001 was approximately 162,000.

     Our centers are open throughout the year, generally Monday through Friday from 6:30 a.m. to 6:00 p.m., although hours vary by location. Children are usually enrolled on a weekly basis for either full- or half-day sessions and are accepted, where capacity permits, on an hourly basis. Tuition rates vary for children of different ages and by location.

     The principal executive offices of KinderCare are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232 and our telephone number is
(503) 872-1300. Our website addresses include www.kindercare.com, www.mulberrychildcare.com, www.keystonehighschool.com and www.creditmakeup.com. The information on our websites is not incorporated by reference in this document.

Business Strategy

     We are pursuing a business strategy containing the following key elements:

     Continue to Open and Acquire Centers. We plan to expand by opening approximately 30 to 35 new community centers per year in locations where we believe the market for early childhood educational services and care will support higher tuition rates than our current average rates. We believe there are opportunities to continue to locate centers in many attractive markets across the United States. From fiscal year 1998 through fiscal year 2001, we built and opened 141 new centers. We have opened seven new centers from the end of fiscal year 2001 to August 24, 2001.

     We also plan to continue making selective acquisitions of existing high-quality regional and local early childhood education chains and individual centers. From fiscal year 1998 through fiscal year 2001, we acquired 88 centers.

     Capitalize on Strong Brand Identity and Reputation. Our high quality educational and child care services, developed over 30 years, have resulted in a strong brand identity and reputation in the center-based child care segment of our industry, where personal trust and parent referrals play an important role in attracting new customers. This brand recognition enhances our new center marketing efforts and encourages potential customers to try our centers. Throughout all of our communications, including informational brochures, parent handbooks, advertising and marketing materials, we reinforce our image as the market leader with a caring, well-trained staff and the resources necessary to provide high quality educational services and care.

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

     Pursue Strategic Growth Through Acquisitions and Investments. We plan to continue to pursue opportunities for acquisition of, strategic investments in and alliances with companies in our industry that offer educational content and services to children, teenagers and adults. We believe these initiatives will complement our center-based educational services for children ages six weeks to 12 years and will make us a more competitive and broad-based education company. The areas we plan to pursue include the following:

     o     Educational content and services
     o     Distance learning
     o     Charter schools
     o     Private schools
     o     Internet initiatives

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

     Because a high quality teaching and administrative staff is a key factor in maintaining and increasing center occupancy, KinderCare emphasizes recruiting and retaining qualified center personnel. KinderCare's recruiting process seeks to identify high quality candidates for its teaching, center director and area manager positions. Additionally, we reward center directors and area managers through a bonus program that is primarily based on center operating profit performance.

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

     Increase Number of Accredited Centers. Although not mandated by any regulatory authority, we are pursuing accreditation of our centers by the National Association for the Education of Young Children, a national organization that has established comprehensive criteria for providing quality early childhood education and care. We believe that the accreditation process strengthens the quality of our centers by motivating the teaching staff and enhancing their understanding of developmentally-appropriate early childhood practices. At August 24, 2001, we had 418 accredited centers and approximately 600 centers in various stages of the accreditation process.

Educational Programs

     We have developed a complete array of educational programs, including five separate proprietary age-specific curricula. KinderCare's educational programs recognize the importance of using high quality, research-based curriculum materials designed to create a rich and nurturing learning environment for children. The education department, as led by Barbara W. Anderson, EdD, Vice President, Education, since October 2000, revises the programs on a rotating basis to take advantage of the latest research in child development and, when appropriate, qualified consultants are retained to provide additional expertise.

     Our educational programs and materials are designed to respond to the needs of our children, parents and families and to prepare children for success in school and in life. Specifically, we focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically.

     Training. We provide curriculum-specific training for teachers and caregivers to assist them in effectively delivering our programs. Each curriculum is designed to provide teachers with the necessary materials and enhancements to ensure effective delivery based on the resources and needs of the local community. We emphasize selection of staff who are caring adults responsive to the needs of children. Each teacher is given the opportunity, training and resources to effectively implement the best in developmentally and age appropriate practice. Opportunities for professional growth are available through company-wide training such as the Certificate of Excellence Program. We also make available more advanced training opportunities, including tuition reimbursement for employment-related college courses or course work in obtaining a Child Development Associate credential.

     Infant and Toddler Curricula. Our infant and toddler program, Welcome to Learning(R), is designed for children ages six weeks to three years. The infant component, for children from six weeks to 15 months, focuses on providing a safe and nurturing environment, based on building relationships with the child and the family. The toddler component lets children from 12 to 35 months feel free to explore and discover the world around them.

     Preschool Curricula. We have two preschool programs designed for children three to five years of age. The Preschool Readiness Curriculum focuses on three-year-olds. Monthly themes are divided into two-week units to allow children extended time for in-depth exploration and discovery. Curriculum activities emphasize emerging readiness skills in reading and language development. Specially designed LetterBooks are used to introduce children to phonics and letter and word recognition. Discovery areas support children's learning of basic math and science concepts, computer awareness, creative arts, blocks, cooking and homeliving.

     The Preschool at KinderCare curriculum focuses on four-year-olds. It teaches children to enjoy learning through hands-on involvement and stimulating activities. Monthly themes are divided into one-week units providing a comprehensive array of activities relevant to the lives of older preschoolers. Curriculum materials build pre-reading, writing and language skills. Discovery areas provide opportunities for exploration and choice based on children's interests. Both programs use research-based goals and objectives as their framework to provide a high quality learning experience for children. Through collaboration with Gateway Learning Corporation, Hooked on Phonics(R) is offered as a program enhancement. This reading and literacy program is available, for a fee, in selected centers.

     Kindergarten Curriculum. For five-year-olds, we offer the Journey to Discovery(R) program. The thematic program incorporates resources developed by The DLM Early Childhood Program, published by McGraw-Hill Companies. Children learn through play, hands-on exploration, activities and experiences that are real world and sensory in nature. This curriculum emphasizes reading development, beginning math concepts and those skills necessary to give children the confidence to succeed in school. KinderCare's kindergarten is offered in approximately two-thirds of its learning centers and meets state requirements for instructional curriculum prior to first grade.

     School-Age Curriculum. KinderCare's KC Imagination Highway(R) program is a project-based curriculum designed for children ages six to twelve. The program includes a number of challenging activities and projects designed to stimulate the imagination of school-agers through researching, designing, building, decorating and presenting. This program meets the needs of parents looking for content rich after-school experiences that keep school-age children interested and involved.

     Summer Curriculum. In May 2001, KinderCare introduced a new, exciting summer program called Summer ExplorationsSM. This fun-filled academic-based curriculum offers 10 weekly themes to school-agers on topics including: Can You Dig It, Crazy Creations and Science Mania.

     Accreditation. KinderCare continues to stress the importance of offering high quality programs and services to children and families. We have substantially increased the number of centers accredited by the National Association for the Education of Young Children. KinderCare currently has more than 400 accredited centers. An additional 600 centers are involved in various stages of the accreditation process.

Employer-Sponsored Child Care Services

     Through KinderCare At Work(R), we can offer a more flexible format for our services by individually evaluating the needs of each employer to find the appropriate format to fit the employer's needs for on-site/near-site employee child care. Our current relationships with employers include centers owned or leased by KinderCare and various forms of management contracts. The management contracts generally provide for a three- to five-year initial period with renewal options ranging from two to five years. Our compensation under existing agreements is generally based on a fixed fee with annual escalation. KinderCare At Work(R) can also assist organizations in one or more aspects of implementing a child care related benefit, including needs assessments, financial analysis, architectural design and development plans.

     At August 24, 2001, KinderCare operated 53 on-site/near-site employer-sponsored early childhood education and care centers for 47 different employers, including Universal Studios Florida, Saturn, Fred Meyer, LEGO Systems and several other businesses, universities and hospitals. Of the 53 employer-sponsored centers, 46 were owned or leased by us and seven were operated under management fee contracts.

     KinderCare also offers back-up child care, a program that utilizes our existing centers to provide back-up child care services to the employees of subscribed employers. Current clients include Target, KPMG and Universal Studios Florida.

Marketing, Advertising and Promotions

     We conduct our marketing efforts through various promotional activities and customer referral programs. In addition, our marketing efforts include targeted direct mail, yellow pages advertising, access to informative and user-friendly websites and magazine, radio and cable television advertisements. We continually evaluate the effectiveness of our marketing efforts and attempt to use the most cost-effective means of advertising. We have improved our ability to gain information about our current and potential customers to better target our direct marketing efforts and have focused more attention on marketing to our existing customers in an effort to increase retention of those customers. Currently, interested customers can call toll free or access our internet websites, www.kindercare.com and www.mulberrychildcare.com, to locate their nearest center or obtain information. The information on our websites is not incorporated by reference in this document.

     We have focused on center-specific marketing opportunities such as (1) choosing sites that are convenient for customers in order to encourage drive-by identification, (2) renovating our existing centers to enhance their curb appeal and (3) upgrading the signage at our centers to a uniform standard to enhance customer recognition of our centers.

     Our local marketing programs include periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. We also sponsor a referral program under which parents receive tuition credits for every new customer referral that leads to a new enrollment. Our center directors and field operations management are encouraged to market to parents via local speaking engagements and interaction with local regulatory agencies that may then refer potential customers. We hold parent orientation meetings in the fall at which center directors and staff explain our educational programs, as well as policies and procedures. We also periodically hold open house events and have established parent forums to involve parents in center activities and events.

     Our center pre-opening marketing effort includes direct mail and newspaper support, as well as local public relations support. Every new center hosts an open house and provides individualized center tours where parents and children can talk with staff, visit classrooms and play with educational toys and computers.

Tuition

     We determine tuition charges based upon a number of factors, including the age of the child, full- or part-time attendance, location and competition. Tuition is generally collected on a weekly basis, in advance, and tuition rates are generally adjusted company-wide each year in the fall. However, we may adjust individual center rates at any time based on competitive position, occupancy levels and consumer demand. Our focus on center-level economics has enabled us to better implement market specific increases in rates without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. KinderCare's weighted average tuition rate on a weekly basis was $129.34, $120.75 and $113.45 for fiscal years 2001, 2000 and 1999, respectively.

Seasonality

     New enrollments are generally highest during the traditional fall "back to school" period and after the calendar year-end holiday period. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holiday periods.

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

KinderCare's Real Estate Asset Management Program

     At August 24, 2001, KinderCare owned 753, or 60%, of its 1,246 centers, with land and buildings with an approximate net book value of $477.0 million. We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, the asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives. In growth markets, we attempt to negotiate long-term, fixed-rate leases for leased centers, avoiding rental increases tied to market value or consumer indices. If a center continues to underperform, exit strategies are employed in an attempt to minimize our financial liability. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 2001, KinderCare closed 46 centers and from the end of fiscal year 2001 to August 24, 2001, three centers were closed.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of six surplus properties in fiscal year 2001. We were in the process of marketing an additional 17 surplus properties at August 24, 2001.

Employees

     At August 24, 2001, we employed approximately 28,000 people. Of these employees, approximately 300 were corporate headquarters employees, 300 were field management and their support personnel and the remainder were employees at our centers. Center employees include center directors, assistant directors, regular full- and part-time teachers, temporary and substitute teachers, teachers' aides and non-teaching staff, including cooks and van drivers. Approximately 6.3% of our 28,000 employees, including all management and supervisory personnel, are salaried, all other employees are paid on an hourly basis. We do not have an agreement with any labor union and believe that we have good relations with our employees.

Human Resources

     Regional and Center Personnel. In June 2001, we reorganized the field management team which supervise the centers operated under the KinderCare name. At August 24, 2001, our center operations were organized into three geographic regions, each headed by a Region Vice President. The Region Vice Presidents are supported by a total of six region manager and 84 area manager positions. The six new region manager positions are responsible for supervising operations in our most important geographic markets. The addition of the region manager positions reduce the Region Vice Presidents' direct reports from an average of 21 to 13. These most recent changes are a continuation of our efforts to strengthen field operations. Since the end of fiscal year 1997, we have added the six region manager positions, 34 area manager positions and 10 regional support positions. The support positions include region controllers, human resource managers and accreditation managers.

     Concurrent with this reorganization, Ms. DeeAnn M. Besch, previously the Southeast Region Vice President, was named Vice President, Mulberry Operations. Mulberry field operations staff includes three regional support positions. At August 24, 2001, the Mulberry centers were supervised by one senior region director and eleven region director positions.

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

     Training Programs. All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Our orientation and staff training program is delivered via a video series. Additionally, we have developed and implemented training programs to certify personnel as teachers of various age groups in accordance with our internal standards and in connection with our age-specific educational programs. We implemented ongoing sales and service training last year that focused on enrollment and retention of families.

     Employee Benefits. The corporate human resources department monitors salaries and benefits for competitiveness. In fiscal year 2002, the processing of benefits was automated company-wide. Employees can enroll, make changes and disenroll from all benefit plans via their computers or telephones.

Communication and Information Systems

     We have a fully automated information, communication and financial reporting system for our centers. This system uses personal computers and links every center and regional office to the corporate headquarters. The system provides timely information on items such as net revenues, expenses, enrollments, attendance, payroll and staff hours. During fiscal year 2001, we implemented a new web-based human resource and time entry system that is integrated into our financial systems. In fiscal year 2002, we plan to complete development of an automated government child care assistance billings system. In addition, we plan to commence a five-year replacement cycle of all children's computers.

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

Competition in the Child Care Segment of the Education Industry

     The child care segment of the education industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Our competition consists principally of the following:

     o     other for-profit, center-based child care providers
     o preschool, kindergarten and before and after school programs provided by public schools
     o local nursery schools and child care centers, including church-affiliated and other non-profit centers
     o     providers of child care services that operate out of homes
     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child

     Our competition includes other large, national, for-profit companies providing child care and education services, many of which offer child care at a lower price than we do. KinderCare competes by offering high quality education and recreational programs, contemporary, well-equipped facilities, trained teachers and supervisory personnel and a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in our before and after school program between our centers and schools.

     In some markets, we also face competition with respect to preschool services and before and after school programs from public schools that offer such services at little or no cost to parents. The number of school districts offering these services is growing and we expect this form of competition to increase in the future.

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

     Our employer-sponsored centers compete with center-based child care chains, some of which have divisions that compete for employer-sponsorship opportunities, and with other organizations that focus exclusively on the work-site segment of the child care market.

Insurance

     KinderCare's insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employment practices liability. These policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost. At August 24, 2001, approximately $12.0 million of letters of credit were outstanding to secure obligations under retrospective and self-insurance programs. However, claims in excess of, or not included within, KinderCare's coverage may be asserted, and the effects of these claims could have an adverse effect on KinderCare.

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

     Child Care Tax Incentives. Tax incentives for child care programs potentially can benefit KinderCare. Section 21 of the Internal Revenue Code of 1986 (the "Code") provides a federal income tax credit ranging from 20% to 30% of specified child care expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. Recently passed legislation increases the maximum credit to 35% and increases the maximum eligible expenses to $3,000 for one child and $6,000 for two or more children in 2003. The fees paid to KinderCare by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

     The Economic Growth and Tax Relief Reconciliation Act of 2001 created new Code Section 45F. This section provides incentives to employers to offset costs related to employer-provided child care facilities. Costs related to (a) acquiring or constructing property used as a qualified child care center, (b) operating an existing child care center, or (c) contracting with an independent child care operator to care for the children of the taxpayer's employees will qualify for the credit. An additional credit of 10% of qualified expenses for child care resource and referral services has also been enacted. The maximum credit available, beginning in 2002, for any taxpayer is $150,000 per tax year.

     Child Care Assistance Programs. During fiscal year 2001, approximately 21.2% of KinderCare's net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, which became effective in 1992, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration ("NHTSA") issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by KinderCare for use in transporting children between schools and our centers. NHTSA's interpretation and potential related changes in state and federal transportation regulations have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses. At August 24, 2001, we had 957 school buses out of a total of 2,275 vehicles used to transport children. We have ordered approximately 100 additional school buses, which are expected to be delivered during fiscal year 2002.

Trademarks and Service Marks

     We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, its schoolhouse logo and a number of other names, slogans and designs, including:

     o     Helping America's Busiest Families SM     o     Mulberry Child Care Centers, Inc. (R)
     o     I Think. I Can. (TM)                      o     Mulberry Child Care and Preschool (R)
     o     Journey to Discovery (R)                  o     My Window On The World (R)
     o     KC Imagination Highway (R)                o     Razzmatazz (TM)
     o     Keystone National High School (TM)        o     SmallTalk (R)
     o     Kid's Choice (TM)                         o     Summer Explorations SM
     o     KinderCare At Work (R)                    o     The Whole Child is the Whole Idea (TM)
     o     KinderCare Connections (TM)               o     Welcome To Learning (R)
     o     Lakemont Academy (TM)                     o     Your Child's First Classroom (R)
     o     Let's Move, Let's Play (R)

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

                               ITEM 2. PROPERTIES

Corporate Headquarters

     KinderCare's corporate office is located in Portland, Oregon. KinderCare entered into a ten year lease of approximately 73,000 square feet of office space, commencing on November 17, 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent. On July 15, 2000, KinderCare signed an amendment to its lease to add 5,000 square feet to its corporate office space in July 2000 and an additional 2,300 square feet in July 2001. Rent for the additional space is calculated at $23.00 per square foot for the remainder of the first five years of the lease and will increase to $26.50 per square foot for the second five years of the lease term.

Early Childhood Education and Care Centers

     Of our centers in operation at August 24, 2001, we owned 753, leased 486 and operated seven under management contracts. KinderCare owns or leases other centers that have not yet been opened or are being held for disposition. In addition, we own real property held for future development of centers.

     Our typical community center is a one-story, air-conditioned building located on approximately one acre of land, with larger capacity centers situated on parcels ranging from one to four acres of land, constructed in accordance with model designs generally developed by KinderCare. The community centers contain classrooms, play areas and complete kitchen and bathroom facilities and can accommodate from 70 to 270 children, with most centers able to accommodate 95 to 190 children. Over the past few years, KinderCare has opened community centers that are larger in size with a capacity ranging from 135 to 220 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also have vehicles used for field trips and transporting children enrolled in KinderCare's before and after school program. All community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides employer-sponsored child care programs individualized for each such sponsor. Facilities are on or near the employer's site and range in capacity from 75 to 250 children.

     The community and employer-sponsored centers operated by KinderCare at August 24, 2001 were located as follows:

                                           Employer-
                           Community       Sponsored
     Location                Centers         Centers           Total
     ---------------       ---------       ---------       ---------
     United States:
       Alabama                     9               0               9
       Arizona                    18               2              20
       Arkansas                    3               0               3
       California                124               1             125
       Colorado                   33               0              33
       Connecticut                14               2              16
       Delaware                    4               0               4
       Florida                    66               7              73
       Georgia                    38               0              38
       Illinois                   91               2              93
       Indiana                    25               1              26
       Iowa                        8               3              11
       Kansas                     16               0              16
       Kentucky                   13               1              14
       Louisiana                  10               2              12
       Maryland                   24               1              25
       Massachusetts              45               3              48
       Michigan                   32               2              34

                                           Employer-
                           Community       Sponsored
     Location                Centers         Centers           Total
     ---------------       ---------       ---------       ---------
       Minnesota                  37               0              37
       Mississippi                 4               0               4
       Missouri                   34               0              34
       Nebraska                   10               1              11
       Nevada                     10               0              10
       New Hampshire               4               0               4
       New Jersey                 46               4              50
       New Mexico                  7               0               7
       New York                    6               2               8
       North Carolina             34               0              34
       Ohio                       77               4              81
       Oklahoma                    6               0               6
       Oregon                     15               4              19
       Pennsylvania               64               4              68
       Rhode Island                0               1               1
       Tennessee                  21               2              23
       Texas                     106               1             107
       Utah                        6               1               7
       Virginia                   52               0              52
       Washington                 55               1              56
       Wisconsin                  24               1              25
     United Kingdom                2               0               2
                           ---------       ---------       ---------
                               1,193              53           1,246
                           =========       =========       =========

Center Maintenance Program

     We use a centralized maintenance program to ensure consistent high-quality maintenance of our facilities located across the country. Each of our maintenance technicians in our facilities department has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through an automated work order system. Technicians are notified and track all work orders via palm top computers. At August 24, 2001, specific geographic areas are supervised by two regional directors and 13 facility managers, each of whom manages between six and ten technicians.

Center Renovation Program

     We have continued a renovation program, which includes interior and playground renovations and signage replacements, to ensure that all of our centers meet specified standards that we establish. We believe that our properties are in good condition and are adequate to meet our current and reasonably anticipated future needs.

Environmental Compliance

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

           ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCK HOLDER MATTERS

Price Range of Common Stock

     In February 1997, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") became owners of 7.8 million shares of our common stock in a recapitalization transaction. Since then, our common stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol "KDCR." The market for our common stock must be characterized as a very limited market due to the very low trading volume, the small number of brokerage firms acting as market makers and the sporadic nature of the trading activity. The average weekly trading volume during fiscal year 2001 was less than 350 shares. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                      Common Stock
                                                  --------------------
                                                  High Bid     Low Bid
                                                  --------    --------
     Fiscal year ended June 1, 2001
         First quarter                            $  24.00    $  22.00
         Second quarter                              22.12       21.00
         Third quarter                               22.00       22.00
         Fourth quarter                              25.75       19.50

     Fiscal year ended June 2, 2000
         First quarter                            $  33.00    $  25.00
         Second quarter                              32.00       21.50
         Third quarter                               21.50       18.00
         Fourth quarter                              23.00       15.00

Approximate Number of Security Holders

     At August 24, 2001, there were 134 holders of record of our common stock.

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

        ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data for KinderCare, with dollars in thousands, except per share amounts and child care center data. KinderCare's fiscal year ends on the Friday closest to May 31. The fiscal years are typically comprised of 52 weeks. However, fiscal year 2000 included 53 weeks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this document.

                                                        Fiscal Year Ended (a)
                                     ------------------------------------------------------------
                                        June 1,  June 2, 2000      May 28,     May 29,     May 30,
                                          2001     (53 Weeks)        1999        1998        1997
                                     ---------   ------------   ---------   ---------   ---------
Statement of Operations Data:
Revenues, net....................... $ 743,397   $    696,846   $ 632,985   $ 597,070   $ 563,135
Operating expenses, exclusive of
  recapitalization expenses,
  restructuring and other charges,
  net...............................   668,532        619,756     565,238     546,376     515,481
Recapitalization expenses (b).......        --             --          --          --      17,277
Restructuring and other charges (c).      (100)            --       4,157       5,201      10,275
                                     ---------   ------------   ---------   ---------   ---------
  Total operating expenses..........   668,432        619,756     569,395     551,577     543,033
                                     ---------   ------------   ---------   ---------   ---------
    Operating income................    74,965         77,090      63,590      45,493      20,102
Investment income...................       582            386         490         612         232
Interest expense....................   (48,820)       (45,375)    (41,843)    (40,677)    (22,394)
                                     ---------   ------------   ---------   ---------   ---------
  Income (loss) before income
    taxes, extraordinary item and
    cumulative effect of a change
    in accounting principle.........    26,727         32,101      22,237       5,428      (2,060)
Income tax expense..................    10,266         12,138       8,711       2,002       3,375
                                     ---------   ------------   ---------   ---------   ---------
  Income (loss) before
    extraordinary item and
    cumulative effect of a change
    in accounting principle, net....    16,461         19,963      13,526       3,426      (5,435)
Extraordinary item, net of income
  taxes (d).........................        --             --          --          --      (7,532)
                                     ---------   ------------   ---------   ---------   ---------
  Income (loss) before cumulative
    effect of a change in
    accounting principle, net.......    16,461         19,963      13,526       3,426     (12,967)
Cumulative effect of a change in
  accounting principle, net of
  income taxes (e)..................      (790)            --          --          --          --
                                     ---------   ------------   ---------   ---------   ---------
    Net income (loss)............... $  15,671   $     19,963   $  13,526   $   3,426   $ (12,967)
                                     =========   ============   =========   =========   =========

Net income (loss) per share:
Basic income (loss) before
  extraordinary item and cumulative
  effect of a change in accounting
  principle......................... $    1.72   $       2.11   $    1.43   $    0.36   $   (0.33)
Extraordinary item, net.............        --             --          --          --       (0.46)
Cumulative effect of a change in
  accounting principle, net.........     (0.08)            --          --          --          --
                                     ---------   ------------   ---------   ---------   ---------
    Net income (loss)............... $    1.64   $       2.11   $    1.43   $    0.36   $   (0.79)
                                     =========   ============   =========   =========   =========
Diluted income (loss) before
  extraordinary item and cumulative
  effect of a change in accounting
  principle......................... $    1.70   $       2.08   $    1.40   $    0.36   $   (0.33)
Extraordinary item, net.............        --             --          --          --       (0.46)
Cumulative effect of a change in
  accounting principle, net.........     (0.08)            --          --          --          --
                                     ---------   ------------   ---------   ---------   ---------
    Net income (loss)............... $    1.62   $       2.08   $    1.40   $    0.36   $   (0.79)
                                     =========   ============   =========   =========   =========

Other Financial Data:
Adjusted EBITDA (f)................. $ 121,497   $    117,132   $ 105,131   $  93,247   $  81,907
Adjusted EBITDA margin..............      16.3%          16.8%       16.6%       15.6%       14.5%
Cash flows from operations.......... $  68,583   $     60,349   $  65,115   $  56,448   $  50,237
Depreciation and amortization.......    46,632         40,042      37,384      42,553      34,253
Capital expenditures................    94,828         82,883      96,634      84,954      43,748

Child Care Center Data:
Number of centers at end of fiscal
  year..............................     1,242          1,169       1,160       1,147       1,144
Center licensed capacity at end of
  fiscal year.......................   162,000        150,000     146,000     143,000     143,000
Occupancy (g).......................     68.3%           69.8%       69.9%       70.6%       70.0%
Average tuition rate (h)............ $  129.34   $     120.75   $  113.45   $  106.81   $  101.93

Balance Sheet Data (at end of period):
Property and equipment, net......... $ 666,227   $    613,206   $ 566,365   $ 508,113   $ 471,558
Total assets........................   805,367        695,570     638,797     591,539     569,878
Total debt..........................   526,958        460,446     425,795     403,097     394,889
Stockholders' equity................   106,731         76,673      51,790      31,900      27,707


See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data

(a) KinderCare's fiscal year ends on the Friday closest to May 31. Typically, the fiscal years are comprised of 52 weeks. Fiscal year 2000, however, included 53 weeks.

(b) In fiscal year 1997, KinderCare incurred non-recurring expenses in order to fund the transactions undertaken in the recapitalization.

(c) Restructuring and other charges, net, included the following, with dollars in thousands:

                                                         Fiscal Year Ended
                                     ------------------------------------------------------------
                                        June 1,  June 2, 2000      May 28,     May 29,     May 30,
                                          2001     (53 Weeks)        1999        1998        1997
                                     ---------   ------------   ---------   ---------   ---------
     Restructuring charges, net....  $    (100)  $         --   $   3,561   $   5,697   $   3,400
     Offering costs................         --             --         596          --          --
     Asset impairments.............         --             --          --          --       6,900
     Write-offs of assets..........         --             --          --          --       1,518
     Gains on litigation
     settlements...................         --             --          --        (496)     (1,543)
                                     ---------   ------------   ---------   ---------   ---------
                                     $    (100)  $         --   $   4,157   $   5,201   $  10,275
                                     =========   ============   =========   =========   =========

(d) In fiscal year 1997, KinderCare retired debt prior to maturity, the losses on which were recorded as extraordinary items.

(e) In fiscal year 2001, KinderCare adopted Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, the impact of which was recorded as a cumulative effect of a change in accounting principle.

(f) Adjusted EBITDA is defined by KinderCare as its net income before interest expense, investment income, income taxes, depreciation, amortization, recapitalization expenses, restructuring and other charges, extraordinary items and cumulative effect of a change in accounting principle. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

(g) Occupancy, a measure of the utilization of center capacity, is defined by KinderCare as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the centers' licensed capacity. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for a half-day equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(h) Average tuition rate is defined by KinderCare as net revenues, exclusive of fees and non-tuition income, divided by FTE attendance for the related time period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children can significantly affect these averages with respect to any specific center.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the 52 weeks ended June 1, 2001 as "fiscal 2001," the 53 weeks ended June 2, 2000 as "fiscal 2000" and the 52 weeks ended May 28, 1999 as "fiscal 1999." Typically, KinderCare's first fiscal quarter has 16 weeks and the remaining quarters each have 12 weeks. However, the fourth quarter of fiscal 2000 included 13 weeks.

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

     KinderCare defines the average tuition rate as net revenues, exclusive of fees and non-tuition income, divided by FTE attendance for the related time period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center.

Fiscal 2001 (52 Weeks) compared to Fiscal 2000 (53 Weeks)

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                 Fiscal Year                  Fiscal Year                     Change
                                       Ended      Percent           Ended      Percent        Amount
                                June 1, 2001           of    June 2, 2000           of     Increase/
                                  (52 Weeks)     Revenues      (53 Weeks)     Revenues    (Decrease)
                                ------------    ---------    ------------    ---------    ----------
Revenues, net.................. $    743,397        100.0%   $    696,846        100.0%   $   46,551
                                ------------    ---------    ------------    ---------    ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense.............      379,352         51.0         356,828         51.2        22,524
    Field and corporate expense       28,638          3.9          26,891          3.9         1,747
                                ------------    ---------    ------------    ---------    ----------
      Total salaries, wages and      407,990         54.9         383,719         55.1        24,271
        benefits...............
  Depreciation and amortization       46,632          6.3          40,042          5.7         6,590
  Rent.........................       39,240          5.2          29,949          4.3         9,291
  Other........................      174,670         23.5         166,046         23.8         8,624
  Restructuring charges, net...         (100)         0.0              --           --          (100)
                                ------------    ---------    ------------    ---------    ----------
    Total operating expenses...      668,432         89.9         619,756         88.9        48,676
                                ------------    ---------    ------------    ---------    ----------
      Operating income......... $     74,965         10.1%   $     77,090         11.1%   $   (2,125)
                                ============    =========    ============    =========    ==========

     Revenues, net. Net revenues increased $46.6 million, or 6.7%, to $743.4 million in fiscal 2001 from fiscal 2000. After adjusting fiscal 2000 to a comparable 52-week basis, net revenues would have increased $60.2 million, or 8.8%, in fiscal 2001.

     The average tuition rate increased $8.59, or 7.1%, to $129.34 from $120.75 for fiscal 2000 due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 68.3% from 69.8% for fiscal 2000 due to reduced full-time equivalent attendance in some of the older centers and the impact of the new centers, which open with lower occupancy than mature centers. Total licensed capacity was approximately 162,000 and 150,000 at the end of fiscal 2001 and 2000, respectively.

     KinderCare opened 44 new centers in fiscal 2001, as compared to 35 new centers in fiscal 2000. In fiscal 2001 and 2000, KinderCare acquired 75 and 13 centers, respectively. The 119 centers opened and/or acquired in fiscal 2001 resulted in additional net revenues of $24.9 million. KinderCare continued its strategy of exiting underperforming assets by closing 46 centers versus 39 centers in fiscal 2000. The closure of 46 centers reduced net revenues by $13.4 million.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $24.3 million, or 6.3%, to $408.0 million from fiscal 2000. The expense directly associated with the centers was $379.4 million, an increase of $22.5 million from fiscal 2000. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. The expense related to field management and corporate administration was $28.6 million, an increase of $1.7 million from fiscal 2000.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues declined slightly to 51.0% from 51.2% for fiscal 2000. See "Inflation and Wage Increases." Total salaries, wages and benefits expense as a percentage of net revenues was 54.9% for fiscal 2001 and 55.1% for fiscal 2000.

     Depreciation and amortization. Depreciation and amortization expense increased $6.6 million to $46.6 million from fiscal 2000. The increase was due to higher renovation spending, newly opened and/or acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $9.3 million to $39.2 million from fiscal 2000. See "Item 2. Properties." The increase was primarily associated with the newly opened leased centers, many of which were financed by the synthetic lease facility. See "Liquidity and Capital Resources." The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal years.

     Other operating expenses. Other operating expenses increased $8.6 million, or 5.2%, to $174.7 million from fiscal 2000. The increase was due primarily to $5.7 million of higher utility, insurance, janitorial and property tax costs, some of which were related to the newly opened centers. Incremental pre-opening costs related to new center development totaled $0.8 million. Additional costs were incurred related to the introduction of a new four-year old preschool curriculum in fiscal 2001. Bad debt expense increased $1.3 million over the prior year. Other operating expenses as a percentage of net revenues declined slightly to 23.5% from 23.8% for fiscal 2000. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Restructuring charges, net. During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded for the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. A total of 61 underperforming leased centers were closed pursuant to the authorization of the Board of Directors, 36 in fiscal 2001 and 25 in fiscal 2000.

     KinderCare has paid and/or entered into contractual commitments to pay $3.9 million of lease termination and closure costs for such closed centers. During the fourth quarter of fiscal 2001, the remaining reserve of $0.1 million was reversed.

     Operating income. Operating income was $75.0 million, a decrease of $2.1 million, or 2.8%, from fiscal 2000. After adjusting fiscal 2000 to a comparable 52-week basis, operating income would have increased $0.6 million in fiscal 2001. Operating income as a percentage of net revenues was 10.1% compared to 11.1% on a 53-week basis in fiscal 2000. Compared to last year, operating income was negatively impacted by the significant increase in rent expense of $9.3 million primarily related to the synthetic lease facility used to finance new center construction. Other impacts included higher depreciation and amortization expense as a result of newly opened and acquired centers and lower occupancy in some of the older centers. The decline was offset by improved labor margins and control of other operating expenses.

     Interest expense. Interest expense was $48.8 million compared to $45.4 million for fiscal 2000. The increase was substantially attributable to the additional borrowings in order to fund investments, acquisitions and capital expenditures, offset partially by lower interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 9.7% and 10.2% for fiscal 2001 and 2000, respectively.

     Income tax expense. Income tax expense was $10.3 million and $12.1 million during fiscal 2001 and 2000, respectively. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $15.7 million compared to $20.0 million in fiscal 2000. Due to the adoption of SAB 101, net income declined as a result of the one-time deferral of $0.8 million of fee revenues, net of taxes, from the fourth quarter of the previous fiscal year. The one-time deferral of $0.8 million was recorded as a cumulative effect of a change in accounting principle. In addition, the decline before the cumulative effect of a change in accounting principle was as a result of higher interest expense, reduced operating income and the impact of the additional week of operations in fiscal 2000. For fiscal 2001, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $1.72 and $1.70, respectively, and were $1.64 and $1.62, respectively, after such effect. Basic and diluted net income per share were $2.11 and $2.08, respectively, for fiscal 2000.

     Adjusted EBITDA. Adjusted EBITDA, defined as net income before interest expense, investment income, income taxes, depreciation, amortization, restructuring and other non-recurring charges and cumulative effect of a change in accounting principle, was $121.5 million, an increase of $4.4 million, or 3.7%, from fiscal 2000. Adjusted EBITDA as a percentage of net revenues was 16.3% and 16.8% for fiscal 2001 and 2000, respectively. After adjusting fiscal 2000 to a comparable 52-week basis, Adjusted EBITDA would have increased $7.1 million in fiscal 2001. The decline in Adjusted EBITDA margin was due primarily to increased rent expense from the synthetic lease facility. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Fiscal 2000 (53 Weeks) compared to Fiscal 1999 (52 Weeks)

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                    Fiscal Year                  Fiscal Year                     Change
                                          Ended      Percent           Ended      Percent        Amount
                                   June 2, 2000           of    May 28, 1999           of     Increase/
                                     (53 Weeks)      Revenue      (52 Weeks)     Revenues    (Decrease)
                                   ------------    ---------    ------------    ---------    ----------
Revenues, net....................  $    696,846        100.0%   $    632,985        100.0%   $   63,861
                                   ------------    ---------    ------------    ---------    ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............       356,828         51.2         324,872         51.3        31,956
    Field and corporate expense..        26,891          3.9          23,996          3.8         2,895
                                   ------------    ---------    ------------    ---------    ----------
    Total salaries, wages
      and benefits...............       383,719         55.1         348,868         55.1        34,851
  Depreciation and amortization..        40,042          5.7          37,384          5.9         2,658
  Rent...........................        29,949          4.3          29,536          4.7           413
  Other..........................       166,046         23.8         149,450         23.6        16,596
  Restructuring and other
    charges......................            --           --           4,157          0.7        (4,157)
                                   ------------    ---------    ------------    ---------    ----------
    Total operating expenses.....       619,756         88.9         569,395         90.0        50,361
                                   ------------    ---------    ------------    ---------    ----------
      Operating income...........  $     77,090         11.1%   $     63,590         10.0%   $   13,500
                                   ============    =========    ============    =========    ==========

     Revenues, net. Net revenues increased $63.9 million, or 10.1%, to $696.8 million in fiscal 2000 from fiscal 1999. After adjusting fiscal 2000 to a comparable 52-week basis, net revenues would have increased $50.3 million, or 7.9%, from fiscal 1999 to $683.2 million.

     For fiscal 2000, the average tuition rate increased $7.30, or 6.4%, to $120.75 from $113.45 for fiscal 1999 due to tuition increases at existing centers, as well as the addition of new centers with higher than average tuition rates. Occupancy remained relatively flat at 69.8% for fiscal 2000 and 69.9% for fiscal 1999.

     During fiscal 2000, KinderCare opened 35 new centers, acquired 13 centers and closed 39 centers. In fiscal 1999, KinderCare opened 39 new centers and closed 26 centers. The 48 centers opened and/or acquired in fiscal 2000 resulted in additional net revenues of $11.3 million. The closure of 39 centers in fiscal 2000 reduced net revenues by $6.3 million.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $34.9 million, or 10.0%, to $383.7 million in fiscal 2000 from fiscal 1999. The expense directly associated with the centers was $356.8 million in fiscal 2000, an increase of $32.0 million from fiscal 1999. The increase in center related expenses was primarily attributable to higher staff wage rates and, to a lesser degree, increased hours and health benefit costs. The expense related to field management and corporate administration was $26.9 million in fiscal 2000, an increase of $2.9 million from fiscal 1999.

     At the center level, salaries, wages and benefits expense, as a percentage of net revenues, decreased slightly to 51.2% for fiscal 2000 from 51.3% for fiscal 1999. Total salaries, wages and benefits expense, as a percentage of net revenues, remained flat at 55.1% for fiscal 2000 and fiscal 1999.

     Depreciation and amortization. Depreciation and amortization expense increased $2.7 million to $40.0 million in fiscal 2000 from fiscal 1999. The increase was due primarily to additional depreciation as a result of the property and equipment related to newly opened and/or acquired centers. The increase was offset, in part, by reduced asset impairment charges.

     Rent. Rent expense was $29.9 million in fiscal 2000 and $29.5 million in fiscal 1999. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal years.

     Other operating expenses. Other operating expenses increased $16.6 million, or 11.1%, to $166.0 million in fiscal 2000 from fiscal 1999. The increase was due primarily to higher expenses related to food, janitorial services, utilities and insurance. As a percentage of net revenues, other operating expenses increased to 23.8% for fiscal 2000 from 23.6% for fiscal 1999.

     Restructuring and other charges. Restructuring and other charges, net, included the following, with dollars in thousands:

                                              Fiscal Year Ended
                                         ----------------------------
                                         June 2, 2000          May 28,
                                           (53 Weeks)            1999
                                         ------------   -------------
          Restructuring charges, net...  $         --   $       3,561
          Offering costs...............            --             596
                                         ------------   -------------
                                         $         --   $       4,157
                                         ============   =============

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded for the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. During fiscal 2000, 25 underperforming leased centers were closed. KinderCare paid $1.1 million of lease termination and closure costs for such closed centers during fiscal 2000.

     During the fourth quarter of fiscal 2000, exit plans with respect to eight centers were abandoned, which resulted in the reversal of $0.8 million of the reserve. In addition, the remaining reserve of $0.5 million with respect to one center was reversed due to a better than expected negotiated lease buyout. Closure dates were extended with respect to seven centers, which resulted in a $0.1 million reduction of the reserve. KinderCare identified 29 additional centers, in the fourth quarter of fiscal 2000, that were not meeting performance expectations and committed to exit plans to close such centers. As a result, restructuring charges of $1.4 million were recorded.

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

     During the fourth quarter of fiscal 1999, $0.6 million of nonrecurring costs were incurred in connection with KinderCare's decision not to proceed with a public equity offering.

     Operating income. Operating income increased $13.5 million, or 21.2%, to $77.1 million in fiscal 2000 from fiscal 1999. Operating income as a percentage of net revenues was 11.1% compared to 10.0% in fiscal 1999. The operating income margin was positively impacted by the increase in the average tuition rate and the absence of restructuring and other charges in fiscal 2000. The increased operating income was due to the growth in net revenues, the absence of restructuring charges in fiscal 2000 and the slight decline in total operating expenses, before restructuring charges, as a percentage of net revenues.

     Interest expense. Interest expense was $45.4 million for fiscal 2000 compared to $41.8 million for fiscal 1999. The increase was substantially attributable to the additional borrowings and higher interest rates. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 10.2% for fiscal 2000 compared to 9.9% for fiscal 1999.

     Income tax expense. Income tax expense during fiscal 2000 and fiscal 1999 of $12.1 and $8.7 million, respectively, was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income for fiscal 2000 was $20.0 million compared to $13.5 million during fiscal 1999. The increase was due to higher operating income, which was partially as a result of the additional week of operations in fiscal 2000, offset by increased interest expense. Basic and diluted net income per share for fiscal 2000 were $2.11 and $2.08, respectively, compared to $1.43 and $1.40, respectively, for fiscal 1999.

     Adjusted EBITDA. Adjusted EBITDA, was $117.1 million in fiscal 2000, an increase of $12.0 million from fiscal 1999. As a percentage of net revenues, Adjusted EBITDA for fiscal 2000 and fiscal 1999 was 16.8% and 16.6%, respectively. Adjusted EBITDA is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, Adjusted EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At June 1, 2001, KinderCare had drawn $167.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $21.2 million and had funded $97.9 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at June 1, 2001 was $111.8 million. The revolving credit facility is scheduled to terminate on February 13, 2004.

     KinderCare's consolidated net cash provided by operating activities for fiscal 2001 was $68.6 million, which represented a $8.2 million increase in net cash flow from fiscal 2000 due primarily to the timing of receipt of construction draws from the synthetic lease facility between fiscal 2001 and 2000. Cash and cash equivalents totaled $3.7 million at June 1, 2001, compared to $1.4 million at June 2, 2000, and the ratio of current assets to current liabilities was 0.41 to one at June 1, 2001, versus 0.36 to one at June 2, 2000.

     KinderCare's principal uses of liquidity are meeting debt service requirements, financing its capital expenditures and providing working capital. In 1997, KinderCare borrowed $50.0 million under a term loan facility and issued $300.0 million of 9.5% senior subordinated notes due 2009. The term loan facility will mature on

February 13, 2006 and provides for nominal annual amortization. During the second quarter of fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9.5% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     KinderCare's $100.0 million synthetic lease facility closed on February 13, 2001 with $97.9 drawn and will mature three years later. Under the synthetic lease facility, a third-party lessor financed construction of 44 centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases are classified as operating leases for financial reporting purposes. KinderCare expects to fund future new center development through the revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     In fiscal 2001, KinderCare's acquisition spending, including transaction fees, totaled $32.4 million in cash, the issuance of 430,000 shares and debt assumption of $3.3 million for a regional childcare chain comprised of 73 centers, two independent child care centers and a distance learning company. In fiscal 2000, KinderCare spent $9.5 million to acquire a local child care chain comprised of 13 centers. In addition, KinderCare made minority investments of $10.1 million and $5.5 million in education-based companies during fiscal 2001 and 2000, respectively. Convertible notes receivable of $4.8 million were issued in fiscal 2001 to a company in which KinderCare holds a minority investment.

     KinderCare may experience decreased liquidity in the summer months and during the calendar year-end holiday period due to decreased attendance during these periods. New enrollments are generally highest in October and February, with attendance declining 5% to 10% during the summer months and the calendar year-end holiday period.

     KinderCare utilized approximately $37.6 million of net operating loss carryforwards to offset taxable income in its 1999 through 2001 fiscal years. Approximately $9.9 million of net operating loss carryforwards are available to be utilized in future fiscal years. If such net operating loss carryforwards were reduced due to a change of control or otherwise, KinderCare would be required to pay additional taxes and interest, which would reduce available cash.

     Management believes that cash flow generated from operations and borrowings under the revolving credit facility will adequately provide for its working capital and debt service needs and will be sufficient to fund KinderCare's expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to KinderCare on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If KinderCare experiences a lack of working capital, it may reduce its future capital expenditures. If these expenditures were substantially reduced, in management's opinion, KinderCare's operations and its cash flow would be adversely impacted.

Capital Expenditures

     During fiscal 2001 and 2000, KinderCare opened 44 and 35 new centers, respectively. KinderCare expects to open approximately 30 to 35 new centers per year in the aggregate for at least the next several years and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. In fiscal 2001 and 2000, KinderCare acquired 75 and 13 centers, respectively. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside the control of KinderCare. The average total cost per community center typically ranges from $1.8 million to $2.6 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     KinderCare's new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, KinderCare's new centers should begin to produce positive EBITDA by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     KinderCare continues to make capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements, that is designed to bring all of its existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     Capital expenditures included the following, with dollars in thousands:

                                                      Fiscal Year Ended
                                            --------------------------------------
                                               June 1,   June 2, 2000       May 28,
                                                 2001      (53 Weeks)         1999
                                            ---------    ------------    ---------
     New center development...............  $  44,254    $     36,631    $  57,633
     Renovation of existing facilities....     37,829          36,646       24,753
     Equipment purchases..................      8,552           6,618       10,393
     Information systems purchases........      4,193           2,988        3,855
                                            ---------    ------------    ---------
                                            $  94,828    $     82,883    $  96,634
                                            =========    ============    =========

     Capital expenditure limits under KinderCare's credit facilities for fiscal year 2002 are $190.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, KinderCare has some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which the senior subordinated notes were issued, and the credit facilities.

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

     SFAS No. 141, Business Combinations, discontinues the use of the pooling of interests method of accounting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed for companies that have not issued first quarter earnings as of July 1, 2001. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations.

Seasonality

     See "Item 1. Business, Seasonality."

Governmental Laws and Regulations Affecting KinderCare

     See "Item 1. Business, Governmental Laws and Regulations Affecting KinderCare."

Inflation and Wage Increases

     Management does not believe that the effect of inflation on the results of KinderCare's operations has been significant in recent periods, including its last three fiscal years.

     Expenses for salaries, wages and benefits represented approximately 54.9% of net revenues for fiscal 2001. Low unemployment rates have challenged recruiting efforts and put pressure on wage rates in many of KinderCare's markets. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of KinderCare. KinderCare is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9.5% senior subordinated notes aggregating $290.0 million at June 1, 2001 and June 2, 2000. KinderCare also has no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $5.3 and $3.2 million at June 1, 2001 and June 2, 2000, respectively. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $2.2 and $1.4 million in fiscal 2001 and 2000, respectively.

     KinderCare has cash flow exposure on its synthetic lease facility subject to variable LIBOR or adjustable base rate pricing. In fiscal 2001, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in rent expense changing by approximately $0.4 million. KinderCare also has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the defined interest rate would have resulted in vehicle lease expense, which was a component of rent expense, changing by approximately $2.8 and $1.7 million in fiscal 2001 and 2000, respectively.

Foreign Exchange Risk

     KinderCare is exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of KinderCare's operations on the United Kingdom, KinderCare does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on KinderCare's financial position, results of operations or cash flow.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                             June 1, 2001      June 2, 2000
                                                           --------------    --------------
Assets
Current assets:
   Cash and cash equivalents.............................. $        3,657    $        1,445
   Receivables, net.......................................         28,523            24,294
   Prepaid expenses and supplies..........................          7,835             7,244
   Deferred income taxes..................................         13,514            12,208
                                                           --------------    --------------
      Total current assets................................         53,529            45,191

Property and equipment, net...............................        666,227           613,206
Deferred income taxes.....................................            358             1,374
Other assets..............................................         85,253            35,799
                                                           --------------    --------------
                                                           $      805,367    $      695,570
                                                           ==============    ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts........................................ $        9,328    $        4,549
   Accounts payable.......................................          8,296             6,487
   Current portion of long-term debt......................          2,588            15,612
   Accrued expenses and other liabilities.................        108,796            99,690
                                                           --------------    --------------
      Total current liabilities...........................        129,008           126,338

Long-term debt............................................        524,370           444,834
Self insurance liabilities................................         15,819            15,214
Deferred income taxes.....................................          5,737             5,563
Other noncurrent liabilities..............................         23,702            26,948
                                                           --------------    --------------
      Total liabilities...................................        698,636           618,897
                                                           --------------    --------------

Commitments and contingencies (Notes 7 and 13)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
      shares; none outstanding............................             --                --
   Common stock, $.01 par value; authorized 20,000,000
      shares; issued and outstanding 9,909,676 and
      9,481,937 shares, respectively......................             99                95
   Additional paid-in capital.............................         28,206            13,509
   Notes receivable from stockholders.....................         (1,355)           (1,186)
   Retained earnings......................................         80,339            64,668
   Accumulated other comprehensive loss...................           (558)             (413)
                                                           --------------    --------------
      Total stockholders' equity..........................        106,731            76,673
                                                           --------------    --------------
                                                           $      805,367    $      695,570
                                                           ==============    ==============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                           Fiscal Year Ended
                                            -----------------------------------------------
                                             June 1, 2001     June 2, 2000     May 28, 1999
                                            -------------    -------------    -------------
Revenues, net.............................  $     743,397    $     696,846    $     632,985
                                            -------------    -------------    -------------
Operating expenses:
   Salaries, wages and benefits...........        407,990          383,719          348,868
   Depreciation and amortization..........         46,632           40,042           37,384
   Rent...................................         39,240           29,949           29,536
   Provision for doubtful accounts........          6,394            5,107            4,377
   Other..................................        168,276          160,939          145,073
   Restructuring and other charges, net...           (100)              --            4,157
                                            -------------    -------------    -------------
       Total operating expenses...........        668,432          619,756          569,395
                                            -------------    -------------    -------------
     Operating income.....................         74,965           77,090           63,590
Investment income.........................            582              386              490
Interest expense..........................        (48,820)         (45,375)         (41,843)
                                            -------------    -------------    -------------
   Income before income taxes and
     cumulative effect of a change in
     accounting principle,
     net..................................         26,727           32,101           22,237
Income tax expense........................         10,266           12,138            8,711
                                            -------------    -------------    -------------
   Income before cumulative effect of a
     change in accounting principle, net..         16,461           19,963           13,526
 Cumulative effect of a change in
  accounting principle, net of income tax
  benefit of $484.........................           (790)              --               --
                                            -------------    -------------    -------------
     Net income...........................  $      15,671    $      19,963    $      13,526
                                            =============    =============    =============

Net income per share:
Basic income before cumulative effect of a
   change in accounting principle, net....  $        1.72    $        2.11    $        1.43
Cumulative effect of a change in
   accounting principle, net of taxes.....          (0.08)             --                --
                                            -------------    -------------    -------------
       Net income.........................  $        1.64    $        2.11    $        1.43
                                            =============    =============    =============

Diluted income before cumulative effect of
   a change in accounting principle, net..  $        1.70    $       2.08     $        1.40
   Cumulative effect of a change in
     accounting principle, net of taxes...          (0.08)             --                --
                                            -------------    -------------    -------------
       Net income.........................  $        1.62    $        2.08    $        1.40
                                            =============    =============    =============

Weighted average common shares outstanding:
  Basic...................................      9,536,000        9,477,000        9,477,000
  Diluted.................................      9,637,000        9,597,000        9,633,000

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)

                                                                     Notes              Accumulated
                                  Common Stock    Additional    Receivable                    Other
                              -------------------    Paid-in          from  Retained  Comprehensive
                                 Shares    Amount    Capital  Stockholders  Earnings           Loss      Total
                              ---------  --------  ---------  ------------  --------  -------------  ---------
Balance at May 29, 1998.....  9,474,197  $     95  $   2,009  $     (1,325) $ 31,179  $         (58) $  31,900

Comprehensive income:
  Net income................         --        --         --            --    13,526             --     13,526
  Cumulative translation
    adjustment..............         --        --         --            --        --           (179)      (179)
                                                                                                     ---------
    Total comprehensive
      income................                                                                            13,347
Issuance of common stock....      6,640        --        135          (110)       --            --          25
Proceeds from collection
  of stockholders' notes
  receivable................         --        --         --           307        --            --         307
Reversal of pre-fresh
  start contingency.........         --        --      6,211            --        --            --       6,211
                              ---------  --------  ---------  ------------  --------  -------------  ---------
    Balance at May 28, 1999.  9,480,837        95      8,355        (1,128)   44,705          (237)     51,790

Comprehensive income:
  Net income................         --        --         --            --    19,963             --     19,963
  Cumulative translation
    adjustment..............         --        --         --            --        --           (176)      (176)
                                                                                                     ---------
    Total comprehensive
      income................                                                                            19,787
Issuance of common stock....     20,108        --        452          (338)       --             --        114
Purchase of common stock....    (19,008)       --       (396)           --        --             --       (396)
Proceeds from collection
  of stockholders' notes
  receivable................         --        --         --           280        --             --        280
Reversal of pre-fresh
  start contingency.........         --        --      5,098            --        --             --      5,098
                              ---------  --------  ---------  ------------  --------  -------------  ---------
    Balance at June 2, 2000.  9,481,937        95     13,509        (1,186)   64,668           (413)    76,673

Comprehensive income:
  Net income................         --        --         --            --    15,671             --     15,671
  Cumulative translation
    adjustment..............         --        --         --            --        --           (145)      (145)
                                                                                                     ---------
    Total comprehensive
      income................                                                                            15,526
Issuance of common stock....    441,012         4     12,078          (264)       --             --     11,818
Purchase of common stock....    (13,273)       --       (324)           --        --             --       (324)
Proceeds from collection
  of stockholders' notes
  receivable................         --        --         --            95        --             --         95
Reversal of pre-fresh
  start contingency.........         --        --      2,943            --        --             --      2,943
                              ---------  --------  ---------  ------------  --------  -------------  ---------
    Balance at June 1, 2001.  9,909,676  $     99  $  28,206  $     (1,355) $ 80,339  $        (558) $ 106,731
                              =========  ========  =========  ============  ========  =============  =========

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                         Fiscal Year Ended
                                            -------------------------------------------
                                             June 1, 2001   June 2, 2000   May 28, 1999
                                            -------------  -------------  -------------
Cash flows from operations:
  Net income..............................  $      15,671  $      19,963  $      13,526
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation........................         45,480         40,042         37,384
      Amortization of deferred financing
        costs and goodwill................          4,132          3,056          3,169
      Provision for doubtful accounts.....          6,394          5,107          4,377
      Gain on sales and disposals of
        property and equipment............         (1,125)          (680)          (639)
      Deferred tax expense (benefit)......           (116)         4,271          6,703
      Changes in operating assets and
        liabilities:
        Increase in receivables...........         (9,492)       (10,102)        (9,453)
        Decrease (increase) in prepaid
          expenses and supplies...........            273         (1,188)        (1,117)
        Decrease (increase) in other
          assets..........................          3,852         (5,611)           272
        Increase in accounts payable,
          accrued expenses and other
          liabilities.....................          3,659          5,667         11,072
      Other, net..........................           (145)          (176)          (179)
                                            -------------  -------------  -------------
    Net cash provided by operating
      activities..........................         68,583         60,349         65,115
                                            -------------  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment.....        (94,828)       (82,883)       (96,634)
  Acquisitions of previously constructed
    centers...............................        (17,257)        (9,490)            --
  Acquisition of new subsidiary, net of
    cash acquired.........................        (15,189)            --             --
  Investments accounted for under the
    cost method...........................        (10,074)        (5,460)            --
  Issuance of notes receivable............         (4,836)            --             --
  Proceeds from sales of property and
    equipment.............................          7,948          1,709          1,637
  Proceeds from collection of notes
    receivable............................            145             63          1,175
                                            -------------  -------------  -------------
    Net cash used by investing activities.       (134,091)       (96,061)       (93,822)
                                            -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings......        108,000         78,000         50,000
  Payments on long-term borrowings........        (44,836)       (43,349)       (27,302)
  Proceeds from issuance of common stock..              6            114             25
  Proceeds from collection of
    stockholders' notes receivable........             95            280            307
  Purchases of common stock...............           (324)          (396)            --
  Bank overdrafts.........................          4,779         (3,242)          (393)
                                            -------------  -------------  -------------
    Net cash provided by financing
      activities..........................         67,720         31,407         22,637
                                            -------------  -------------  -------------
      Increase (decrease) in cash and
        cash equivalents..................          2,212         (4,305)        (6,070)
  Cash and cash equivalents at the
    beginning of the fiscal year..........          1,445          5,750         11,820
                                            -------------  -------------  -------------
  Cash and cash equivalents at the end
    of the fiscal year....................  $       3,657  $       1,445  $       5,750
                                            =============  =============  =============

Supplemental cash flow information:
  Interest paid...........................  $      45,415  $      41,193  $      31,472
  Income taxes paid, net..................         12,552          3,387            688

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. At June 1, 2001, KinderCare operated a total of 1,242 early childhood and educational care centers, with 1,240 centers in 39 states in the United States and two centers in the United Kingdom.

     On October 3, 1996, KinderCare and KCLC Acquisition Corp. ("KCLC") entered into an Agreement and Plan of Merger. KCLC was a wholly owned subsidiary of KLC Associates, L.P. (the "Partnership"), a partnership formed at the direction of Kohlberg Kravis Roberts & Co. ("KKR"), a private investment firm. Pursuant to the merger agreement, on February 13, 1997, KCLC was merged with and into KinderCare, with KinderCare continuing as the surviving corporation. Upon completion of the merger, affiliates of KKR owned 7,828,947 shares. At June 1, 2001, the Partnership owned 79.0% of the outstanding common stock of KinderCare.

     The consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year. References to fiscal 2001, fiscal 2000 and fiscal 1999 are to the 52 weeks ended June 1, 2001, the 53 weeks ended June 2, 2000 and the 52 weeks ended May 28, 1999, respectively. KinderCare's fiscal year ends on the Friday closest to May 31. Typically, the first quarter is 16 weeks long and the second, third and fourth quarters are each 12 weeks long. Fiscal 2000, however, was 53 weeks long with 13 weeks in the fourth quarter.

     Revenue Recognition. KinderCare recognizes revenue for child care services as earned in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Net revenues include tuition, fees and non-tuition income, reduced by discounts. KinderCare receives fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue. Registration and education fees are amortized over the estimated average enrollment period, not to exceed 12 months. Tuition, other fees and non-tuition income are recognized as the related service is provided.

     On June 3, 2000, KinderCare implemented SAB 101. As a result of that implementation, a non-recurring charge of $0.8 million, net of income tax benefit of $0.5 million, was recorded in order to defer non-refundable registration and education fee revenues from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle.

     Advertising. Costs incurred to produce media advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. Costs related to website development are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Other advertising costs are expensed as incurred.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash held in banks and liquid investments with maturities, at the date of acquisition, not exceeding 90 days.

     Property and Equipment. Property and equipment are stated at cost. Depreciation on buildings and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term, including expected lease renewal options where KinderCare has the unqualified right to exercise the option and expects to exercise such option.

     KinderCare's property and equipment is depreciated using the following estimated useful lives:

                                                            Life
                                                       --------------
     Buildings........................................ 10 to 40 years
     Building renovations.............................  2 to 15 years
     Leasehold improvements...........................  2 to 15 years
     Computer equipment...............................  3 to  5 years
     All other equipment..............................  3 to 10 years

     Asset Impairments. Long-lived assets and certain identifiable intangibles to be held and used by KinderCare are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. KinderCare regularly evaluates long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, KinderCare records an impairment charge, if necessary, to reduce the carrying value to estimated fair value. During fiscal 2001, 2000 and 1999, impairment charges of $1.0, $1.1 and $2.1 million, respectively, were recorded with respect to certain underperforming and undeveloped centers. The impairment charge was included as a component of depreciation expense in the statement of operations.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities. Such method approximates the effective yield method.

     Investments. Investments, wherein KinderCare does not exert significant influence or own over 20% of the investee's voting stock, are accounted for under the cost method.

     Self-Insurance Programs. KinderCare is self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims. A summary of self-insurance liabilities was as follows, with dollars in thousands:

                                            June 1, 2001   June 2, 2000   May 28, 1999
                                            ------------   ------------   ------------
     Balance at the beginning of the
       fiscal year........................  $     23,381   $     24,427   $     28,025
     Expense..............................        10,596          7,708          4,461
     Claims paid..........................        (9,079)        (8,754)        (8,059)
                                            ------------   ------------   ------------
    Balance at the end of the fiscal
      year................................        24,898         23,381         24,427
    Less current portion of self-
      insurance liabilities...............         9,079          8,167          7,059
                                            ------------   ------------   ------------
                                            $     15,819   $     15,214   $     17,368
                                            ============   ============   ============

     Income Taxes. Income tax expense is based on pre-tax financial accounting income. Deferred income taxes result primarily from the expected tax consequences of temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

     Stock-Based Compensation. KinderCare measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides, if material, pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

     Comprehensive Income. Comprehensive income does not include the reversal of certain contingency accruals established in fresh-start reporting when KinderCare emerged from bankruptcy in March 1993. Such amounts are credited to additional paid-in capital.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, with shares in thousands:

                                                          Fiscal Year Ended
                                              ------------------------------------------
                                              June 1, 2001   June 2, 2000   May 28, 1999
                                              ------------   ------------   ------------
     Basic weighted average common shares...         9,536          9,477          9,477
     Dilutive effect of options.............           101            120            156
                                              ------------   ------------   ------------
        Diluted weighted average common
          shares............................         9,637          9,597          9,633
                                              ============   ============   ============

     Shares excluded from potential common
       shares due to their anti-dilutive
       effect...............................           197             93             --
                                              ============   ============   ============

     Reporting for Segments. KinderCare operates in one reportable segment.

     Recently Issued Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for KinderCare's fiscal year 2002. KinderCare does not believe the adoption of SFAS No. 133 will have a material impact on KinderCare's financial position or results of operations.

     SFAS No. 141, Business Combinations, discontinues the use of the pooling of interests method of accounting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed for companies that have not issued first quarter earnings as of July 1, 2001. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations.

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

2.   Receivables

     Receivables consisted of the following, with dollars in thousands:

                                            June 1, 2001     June 2, 2000
                                          --------------   --------------
     Tuition............................  $       32,083   $       27,377
     Allowance for doubtful accounts....          (5,713)          (4,790)
                                          --------------   --------------
                                                  26,370           22,587
     Other..............................           2,153            1,707
                                          --------------   --------------
                                          $       28,523   $       24,294
                                          ==============   ==============

3.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consisted of the following, with dollars in thousands:

                                            June 1, 2001     June 2, 2000
                                          --------------   --------------
     Inventories........................  $        4,001   $        2,891
     Prepaid rent.......................           2,104            2,538
     Other..............................           1,730            1,815
                                          --------------   --------------
                                          $        7,835   $        7,244
                                          ==============   ==============

4.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                              June 1, 2001     June 2, 2000
                                            --------------   --------------
     Land.................................  $      160,158   $      159,618
     Buildings and leasehold improvements.         505,528          468,986
     Equipment............................         175,991          151,526
     Construction in progress.............          58,234           29,529
                                            --------------   --------------
                                                   899,911          809,659
     Accumulated depreciation and
       amortization.......................        (233,684)        (196,453)
                                            --------------   --------------
                                            $      666,227   $      613,206
                                            ==============   ==============

5.   Other Assets

     Other assets consisted of the following, with dollars in thousands:

                                              June 1, 2001     June 2, 2000
                                            --------------   --------------
     Goodwill.............................  $       44,100   $        4,461
     Other................................          41,153           31,338
                                            --------------   --------------
                                            $       85,253   $       35,799
                                            ==============   ==============

6.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following, with dollars in thousands:

                                              June 1, 2001     June 2, 2000
                                            --------------   --------------
     Accrued compensation, benefits and
       related taxes......................  $       34,736   $       38,734
     Deferred revenue.....................          18,483           13,525
     Accrued income taxes.................          12,667            8,719
     Accrued interest.....................           9,257            9,486
     Self insurance.......................           9,079            8,163
     Accrued property taxes...............           8,293            7,219
     Other................................          16,281           13,844
                                            --------------   --------------
                                            $      108,796   $       99,690
                                            ==============   ==============

7.   Long-Term Debt

     Long-term debt consisted of the following, with dollars in thousands:

                                                                  June 1, 2001    June 2, 2000
                                                                --------------  --------------
Secured:
  Borrowings under revolving credit facility, interest at:
    o   June 1, 2001:
        -    adjusted LIBOR plus 1.50%, from 5.56% to 5.85%
        -    alternative base rate plus 0.25% of 7.25%
    o   June 2, 2000:
        -    adjusted LIBOR plus 1.25%, from 7.53% to 8.08%
        -    alternative base rate plus 0.00% of 9.5%.......... $      167,000  $       88,000
  Term loan facility, interest at adjusted LIBOR plus
    2.50% of 6.56% and 9.32%, respectively.....................         48,000          48,500
  Industrial refunding revenue bonds at variable rates of
    interest from 4.10% to 5.00% and 4.10% to 6.50%,
    respectively, supported by letters of credit,
    maturing calendar 2002 to 2009.............................         12,598          26,350
  Industrial revenue bonds secured by real property with
    maturities to calendar 2005 at interest rates of
    4.90% to 9.75% and 6.65% to 9.75%, respectively............          4,033           4,363
  Real and personal property mortgages payable in monthly
    installments through calendar 2005, interest rate of
    8.00%......................................................          2,164           3,233

Unsecured:
  Senior subordinated notes due 2009, interest at 9.5%,
    payable semi-annually......................................        290,000         290,000
  Notes payable in monthly installments through calendar
    2008, interest rate of 8.00%................................         3,163              --
                                                                --------------  --------------
                                                                       526,958         460,446
Less current portion of long-term debt....................               2,588          15,612
                                                                --------------  --------------
                                                                $      524,370  $      444,834
                                                                ==============  ==============

     Credit Facilities. KinderCare has credit facilities that are provided by a syndicate of financial institutions. The credit facilities consist of the $90.0 million term loan facility, of which $50.0 million was drawn in 1997 and $40.0 million has since expired, and the $300.0 million revolving credit facility. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $25.0 million for selected short-term borrowings. The term loan facility will mature on February 13, 2006 and provides for $0.5 million annual interim amortization. The revolving credit facility is scheduled to terminate on February 13, 2004. KinderCare's obligations under the credit facilities are guaranteed by subsidiaries of KinderCare and secured by a pledge of stock of KinderCare subsidiaries.

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

           o in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 2.50% to 3.00%

           o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 1.25% to 2.50%

     o     an alternative base rate plus

           o in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 1.25% to 1.75%

           o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 0.00% to 1.25%
     ______________

     EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization by the credit facilities.

     At June 1, 2001, the amount outstanding on the term loan facility was $48.0 million and the interest rate was 6.56%, which was adjusted LIBOR plus 2.50%. Under the revolving credit facility, the following amounts were outstanding at the respective interest rates, with dollars in thousands, at June 1, 2001:

           Adjusted LIBOR plus 1.50%:
              5.59%.................................... $   75,000
              5.85%....................................     42,000
              5.58%....................................     25,000
              5.56%....................................     20,000
           Alternative base rate plus 0.25% of 7.25%...      5,000
                                                        ----------
                                                        $  167,000
                                                        ==========

     KinderCare also pays a commitment fee on the revolving credit facility calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA or EBITDA to interest expense-dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At June 1, 2001, the commitment fee rate was 0.30%. This fee is payable quarterly in arrears. During fiscal 2001 and 2000, KinderCare paid commitment fees totaling $0.5 and $0.6 million, respectively.

     In addition, KinderCare pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR, less a fronting fee calculated at a rate equal to 0.125% per year. At June 1, 2001, the letter of credit fee rate was 1.50%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, KinderCare will pay customary transaction charges in connection with any letter of credit. At June 1, 2001, KinderCare had approximately $21.2 million committed under outstanding letters of credit.

     The term loan facility will be subject to mandatory prepayment with the proceeds of specified asset sales; specified debt issuances; and, on an annual basis, with 50% of KinderCare's excess cash flow, as defined in the credit agreement, to the extent not reinvested in KinderCare's business. The term loan facility is also subject to mandatory prepayment with the proceeds of specified sale leaseback transactions, child care center mortgage financings and real estate securitization transactions involving properties owned, operated or leased on the date of the February 13, 1997 closing of the credit facilities, but only to the extent that such proceeds exceed $50 million in the aggregate.

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

     Series A Through E Industrial Revenue Bonds. KinderCare is obligated to various issuers of industrial revenue bonds, which are referred to as refunded IRBs. Such bonds mature from calendar 2002 to 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds that were used to finance the cost of acquiring, constructing and equipping specific facilities of KinderCare. At June 1,

2001, the refunded IRBs bore interest at variable rates from 4.10% to 5.00%, and each is secured by a letter of credit under the revolving credit facility.

     Other Industrial Revenue Bonds. KinderCare also is obligated to various issuers of other industrial revenue bonds that mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care facilities. The IRBs are secured by these facilities. At June 1, 2001, the IRBs bore interest at rates of 4.90% to 9.75%.

     Senior Subordinated Notes. In fiscal 1997, KinderCare issued $300.0 million aggregate principal amount of 9.5% unsecured senior subordinated notes under an indenture between KinderCare and Marine Midland Bank, as trustee. During fiscal 2000, KinderCare acquired $10.0 million aggregate principal amount of its 9.5% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     The 9.5% notes are due February 15, 2009 and are general unsecured obligations of KinderCare, ranked behind all existing and future indebtedness of KinderCare that is not expressly ranked behind, or made equal with, the notes. The 9.5% notes bear interest at a rate of 9.5% per year, payable semi-annually on February 15 and August 15 of each year. The 9.5% notes may be redeemed at any time, in whole or in part, on or after February 15, 2002 at a redemption price equal to 104.75% of the principal amount of the notes in the first year and declining yearly to par at February 15, 2005, plus accrued and unpaid interest, if any, to the date of redemption.

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

     Covenants. Many of KinderCare's loan agreements contain lenders' standard covenants and restrictions. KinderCare was in compliance with all of the covenants and restrictions of these agreements at June 1, 2001.

     Principal Payments. The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to June 1, 2001 are as follows, with dollars in thousands:

          Fiscal Year:
          2002........................................ $      2,588
          2003........................................        6,256
          2004........................................      168,141
          2005........................................        4,561
          2006........................................       46,415
          Thereafter..................................      298,997
                                                       ------------
                                                       $    526,958
                                                       ============

8.   Restructuring and Other Charges, Net

     During the fourth quarter of fiscal 1999, a provision of $4.0 million was recorded for the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. A total of 61 underperforming leased centers were closed pursuant to the authorization of the Board of Directors: 36 in fiscal 2001 and 25 in fiscal 2000.

     KinderCare has paid and/or entered into contractual commitments to pay $3.9 million of lease termination and closure costs for such closed centers. During the fourth quarter of fiscal 2001, the remaining reserve of $0.1 million was reversed.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

     Balance at May 28, 1999.................................. $   4,000
     Payments with respect to the closed centers..............    (1,054)
     Reversal related to abandoned exit plans and remaining
         reserves.............................................    (1,282)
     Reduction related to the extension of closure dates into
         fiscal 2001..........................................      (111)
     Provision related to new exit plans initiated in fiscal
         2001.................................................     1,393
                                                               ---------
       Balance at June 2, 2000................................     2,946
     Payments with respect to the closed centers..............    (2,176)
     Contractual commitments with respect to the closed
     centers..................................................      (670)
     Reversal of remaining reserve............................      (100)
                                                               ---------
       Balance at June 1, 2001................................ $      --
                                                               =========

     A summary of the aggregate financial operating performance of the 61 closed centers was as follows, with dollars in thousands:

                                                        Fiscal Year Ended
                                         -----------------------------------------------
                                          June 1, 2001     June 2, 2000     May 28, 1999
                                         -------------    -------------    -------------
Net revenues...........................  $       2,131    $      16,188    $      21,167
Operating losses.......................            938            3,448            3,338

     During the third quarter of fiscal 1999, KinderCare reversed the remaining $0.6 million reserve related to the relocation of its corporate offices from Montgomery, Alabama to Portland, Oregon. The reversal was offset by the incurrence of $0.2 million of restructuring costs related to that relocation during fiscal 1999.

     During the fourth quarter of fiscal 1999, $0.6 million of non-recurring costs were incurred in connection with KinderCare's decision not to proceed with a public equity offering.

9.   Income Taxes

     The provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle consisted of the following, with dollars in thousands:

                                                        Fiscal Year Ended
                                         -----------------------------------------------
                                          June 1, 2001     June 2, 2000     May 28, 1999
                                         -------------    -------------    -------------
Current:
  Federal............................... $       7,025    $       5,212    $       1,360
  State.................................         3,403            2,736              648
  Foreign...............................           (46)             (81)              --
                                         -------------    -------------    -------------
                                                10,382            7,867            2,008
Deferred:
  Federal...............................           152            3,825            6,068
  State.................................            23              478              758
  Foreign...............................          (291)             (32)            (123)
                                         -------------    -------------    -------------
                                                  (116)           4,271            6,703
                                         -------------    -------------    -------------
                                         $      10,266    $      12,138    $       8,711
                                         =============    =============    =============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes and cumulative effect of a change in accounting principle was as follows, with dollars in thousands:

                                                          Fiscal Year Ended
                                           -----------------------------------------------
                                            June 1, 2001     June 2, 2000     May 28, 1999
                                           -------------    -------------    -------------
Expected tax provision at the federal
   rate of 35%............................ $       9,080    $      11,235    $       7,783
State income taxes, net of federal tax
benefit...................................         1,258            1,565            1,084
Non-deductible and other expenses.........           272              131               93
Foreign subsidiary valuation adjustment...           --                --              436
Tax credits, net of valuation adjustment..        (1,050)          (1,002)            (948)
Other, net................................           706              209              263
                                           -------------    -------------    -------------
                                           $      10,266    $      12,138    $       8,711
                                           =============    =============    =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were summarized as follows, with dollars in thousands:

                                                   June 1, 2001     June 2, 2000
                                                 --------------   --------------
Deferred tax assets:
  Self-insurance reserves......................  $       10,486   $        9,968
  Net operating loss carryforwards.............           3,481            3,441
  Capital loss carryforwards...................              76               66
  Property and equipment, basis differences....           1,082            1,065
  Tax credits..................................           8,733            8,785
  Compensation payments........................           4,211            3,289
  Other........................................           4,823            2,442
                                                 --------------   --------------
    Total gross deferred tax assets............          32,892           29,056
      Less valuation allowance.................          (5,395)          (3,039)
                                                 --------------   --------------
    Net deferred tax assets....................          27,497           26,017
                                                 --------------   --------------
Deferred tax liabilities:
  Property and equipment, basis differences....          (9,785)          (8,262)
  Property and equipment, basis differences of
    foreign subsidiaries.......................          (5,945)          (6,114)
  Stock basis of foreign subsidiary............          (3,622)          (3,622)
  Other........................................             (10)              --
                                                 --------------   --------------
    Total gross deferred tax liabilities.......         (19,362)         (17,998)
                                                 --------------   --------------
    Financial statement net deferred tax assets  $        8,135   $        8,019
                                                 ==============   ==============

     The valuation allowance increased by $2.4 million during fiscal 2001 due to the provision for the deferred tax assets of an acquired company. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If KinderCare is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if KinderCare recognizes taxable income of a suitable nature and in the appropriate periods, the valuation allowance will be reduced through a decrease in tax expense in future periods.

     At June 1, 2001, KinderCare had $9.9 million of net operating losses available for carryforward that expire over various dates through fiscal year 2021. Utilization of the net operating losses is subject to an annual limitation. KinderCare also has capital losses of $0.2 million, which are available to offset future capital gains, and expire in fiscal year 2003. Additionally, KinderCare has tax credits available for carryforward for federal income tax purposes of $8.7 million, which are available to offset future federal income taxes through fiscal year 2021.

10.  Benefit Plans

     Stock Purchase and Option Plans. During fiscal 1997, the Board of Directors of KinderCare adopted and, during fiscal 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the 1997 Plan. The 1997 Plan authorizes grants of stock or stock options covering 2,500,000 shares of KinderCare's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     During fiscal 2001, 2000 and 1999, certain members of senior management purchased 11,012, 20,108 and 6,640 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. Members of senior management have executed term notes with KinderCare in order to purchase restricted stock. The term notes mature from calendar 2008 to 2011 and bear interest at rates ranging from 5.70% to 6.66% per annum, payable semi-annually on June 30 and December 31. At June 1, 2001, the term notes totaled $1.4 million and are reflected as a component of stockholders' equity.

     Options to acquire an aggregate of 97,030, 150,270 and 54,100 shares of common stock were granted during fiscal 2001, 2000 and 1999, respectively. Each of such options had a weighted average fair value, calculated using the Black-Scholes option pricing model, of approximately $10.14, $9.81 and $11.14 on the date of grant in fiscal 2001, 2000 and 1999, respectively. The assumptions used during fiscal 2001, 2000 and 1999, respectively, to estimate the grant date present value were volatility of 34.1%, 35.1% and 33.6%, risk-free rate of return of 6.2%, 6.8% and 5.9%, dividend yield of 0.0% and time to exercise of seven years. The majority of the stock options granted were non-qualified options that vest 20% per year over a five-year period. One grant of 12,500 shares vests 50% per year over a two-year period.

     Grants or awards under the 1997 Plan are made at fair market value as determined by the Board of Directors. Options granted during fiscal 2001, 2000 and 1999 have exercise prices ranging from $19.00 to $24.52 per share.

     A summary of outstanding options was as follows:

                                                            Weighted
                                                 Number      Average
                                                     of     Exercise
                                                 Shares        Price
                                             ----------   ----------
         Outstanding at May 29, 1998........    685,493   $    19.00
         Granted............................     54,100        20.12
         Canceled...........................     (2,500)       19.93
                                             ----------   ----------
            Outstanding at May 28, 1999.....    737,093        19.08
         Granted............................    150,270        22.85
         Canceled...........................    (52,521)       19.51
                                             ----------   ----------
            Outstanding at June 2, 2000.....    834,842        19.73
         Granted............................     97,030        24.52
         Canceled...........................    (45,683)       19.90
                                             ----------   ----------
            Outstanding at June 1, 2001.....    886,189   $    20.24
                                             ==========   ==========

     Options outstanding at June 1, 2001 have a remaining average contractual life of 6.6 years. Exercisable options at June 1, 2001 totaled 529,244 and have a weighted average exercise price of $19.24.

     As discussed in Note 1, KinderCare has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for KinderCare's stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, KinderCare's net income and basic and diluted net income per share would have been as follows, with dollars in thousands, except per share data:

                                                          Fiscal Year Ended
                                           -----------------------------------------------
                                            June 1, 2001     June 2, 2000     May 28, 1999
                                           -------------    -------------    -------------
Net income................................ $      14,695    $      19,176    $      12,775
                                           =============    =============    =============
Net income per share:
  Basic income per share before
    cumulative effect of a change in
    accounting principle, net............. $        1.62    $        2.03    $        1.35
  Cumulative effect of a change in
    accounting principle, net of taxes....         (0.08)              --               --
                                           -------------    -------------    -------------
       Net income......................... $        1.54    $        2.03    $        1.35
                                           =============    =============    =============
  Diluted income per share before          $        1.60    $        2.00    $        1.32
    cumulative effect of a change in
    accounting principle, net.............
  Cumulative effect of a change in
    accounting principle, net of taxes....         (0.08)              --               --
                                           -------------    -------------    -------------
       Net income......................... $        1.52    $        2.00    $        1.32
                                           =============    =============    =============

     Savings and Investment Plan. The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. All employees, other than highly compensated employees, over the age of 21 of KinderCare and its subsidiaries are eligible to participate in the Savings Plan on the quarterly entry date after the employee has been employed a minimum of six months and has over 1,000 hours of service. Participants may contribute, in increments of 1%, up to 18% of their compensation to the Savings Plan. The Board of Directors elected from April 1, 1991 to December 31, 1998, not to match employee contributions. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

     Nonqualified Deferred Compensation Plan. The Board of Directors of KinderCare adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, effective August 1, 1996 and approved the restatement effective August 1, 1996. Under the Nonqualified Deferred Compensation Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. Effective January 1, 1999, KinderCare implemented an employer match of up to 1% of compensation.

     Directors' Deferred Compensation Plan. On May 27, 1998, the Board of Directors adopted the Directors' Deferred Compensation Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Deferred Compensation Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Deferred Compensation Plan, of KinderCare's common stock.

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

11.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for KinderCare's financial instruments at June 1, 2001 and June 2, 2000.

     Cash and cash equivalents, receivables, investments and current liabilities. Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 1, 2001 and June 2, 2000 because of the short-term maturity of these instruments. The fair value of KinderCare's cost method investments is not readily determinable as the related securities are not actively traded.

     Long-term debt. Based on recent market activity, the carrying value and estimated fair value of KinderCare's 9.5% senior subordinated notes were $290.0 and $285.7 million at June 1, 2001 and $290.0 and $261.0 million at June 2, 2000, respectively. The carrying values for KinderCare's remaining long-term debt of $237.0 and $170.4 million at June 1, 2001 and June 2, 2000, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

12.  Acquisitions

     In April 2001, KinderCare acquired Mulberry Child Care Centers, Inc. ("Mulberry"), a child care and early education company based in Dedham, Massachusetts. KinderCare acquired 100% of Mulberry's stock in exchange for 430,000 shares of KinderCare stock valued at $11.8 million. In connection with the transaction, KinderCare paid $13.1 million and assumed $3.3 million of Mulberry's debt. KinderCare's new subsidiary, KC Distance Learning, Inc. acquired NLKK, Inc. ("NLKK"), a distance learning company based in Bloomsburg, Pennsylvania in June 2000. NLKK was purchased for $15.1 million in cash. See "Consolidated Statements of Cash Flows."

     Both acquisitions were accounted for under the purchase method. The results of operations for Mulberry and NLKK for the periods subsequent to the acquisitions were included in KinderCare's results of operations for the year ended June 1, 2001. The purchase price for both transactions was allocated to the assets and liabilities of the respective companies based on their estimated fair values. In its efforts to complete the purchase price allocations, KinderCare continues to obtain information regarding the fair value of certain assets that may result in the reallocation of the purchase price from goodwill to amortizable intangible assets. Goodwill from the purchase of Mulberry totaled $25.5 million, which is being amortized using the straight-line method over 17.5 years. Goodwill from the purchase of NLKK totaled $14.9 million, which is being amortized using the straight-line method over 20 years. KinderCare is evaluating the impact of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations. See "Note 1, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements."

13.  Commitments and Contingencies

     KinderCare conducts a portion of its operations from leased or subleased day care centers. At June 1, 2001, KinderCare leased 484 operating centers under various lease agreements that average twenty year terms. Most leases contain standard renewal clauses. A majority of the leases contain standard covenants and restrictions, all of which KinderCare was in compliance with at June 1, 2001. A majority of the leases are classified as operating leases for financial reporting purposes.

     Each vehicle in KinderCare's fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that KinderCare guarantee specified residual values upon cancellation. In most cases, KinderCare expects that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $11.7, $11.1 and $10.7 million for fiscal 2001, 2000 and 1999, respectively.

     Following is a schedule of future minimum lease payments under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at June 1, 2001, with dollars in thousands:

          Fiscal Year:
          2002.......................................... $  40,016
          2003..........................................    34,515
          2004..........................................    30,417
          2005..........................................    22,450
          2006..........................................    19,876
          Subsequent years..............................   127,182

     At June 1, 2001, KinderCare had a revolving credit facility of $300.0 million, of which $21.2 million was committed under outstanding letters of credit and $167.0 was drawn.

     In fiscal 2000, KinderCare entered into a $100.0 million synthetic lease facility wherein a syndicate of lenders financed construction of 44 centers for lease to KinderCare for a three to five year period, which might be extended, subject to the consent of the lenders. The related leases are classified as operating leases for financial reporting purposes. The facility closed to draws on February 13, 2001 and, at June 1, 2001, $97.9 million had been funded through the facility. KinderCare has the option to purchase the centers for $97.9 million at the end of the lease term, which is currently February 13, 2004. KinderCare has guaranteed a residual value of $82.6 million at the end of the lease term. Any excess of the guaranteed residual value over the realized residual value will be recognized as rental expense when and if payment becomes probable. The synthetic lease facility includes covenants and restrictions that are substantially identical to those of KinderCare's credit facility.

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

14.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 2001 and fiscal 2000 was as follows, with dollars in thousands, except per share data:

                                            First      Second       Third      Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                       ----------  ----------  ----------  ----------
Fiscal Year ended June 1, 2001 (a)
   Revenues, net...................    $  216,492  $  166,901  $  168,007  $  191,997
   Operating income ...............        14,698      17,145      19,872      23,250
   Net income (loss)...............        (1,045)      3,661       5,451       7,604
   Net income (loss) per share:
    Basic income (loss) per share
      before cumulative effect of a
      change in accounting
      principle, net...............    $    (0.03) $     0.39  $     0.58  $     0.78
    Cumulative effect of a change
      in accounting principle, net
      of taxes.....................         (0.08)         --          --          --
                                       ----------  ----------  ----------  ----------
        Net income (loss)..........    $    (0.11) $     0.39  $     0.58  $     0.78
                                       ==========  ==========  ==========  ==========
    Diluted income (loss) per share
      before cumulative effect of a
      change in accounting
      principle, net...............    $    (0.03) $     0.38  $     0.57  $     0.77
    Cumulative effect of a change
      in accounting principle, net
      of taxes.....................         (0.08)         --          --          --
                                       ----------  ----------  ----------  ----------
        Net income (loss)..........    $    (0.11) $     0.38  $     0.57  $     0.77
                                       ==========  ==========  ==========  ==========

Fiscal Year ended June 2, 2000 (b)
   Revenues, net...................    $  207,775  $  153,130  $  154,852  $  181,089
   Operating income................        19,003      14,100      19,735      24,252
   Net income......................         3,759       2,608       5,779       7,817
   Net income (loss) per share:
    Basic net income per share.....          0.40        0.28        0.61        0.82
    Diluted net income per share...          0.39        0.27        0.61        0.82

--------------
(a)  The first quarter contained 16 weeks and the second, third and fourth quarters each contained 12 weeks.

(b) The first quarter contained 16 weeks, the second and third quarters each contained 12 weeks and the fourth quarter contained 13 weeks.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc., and subsidiaries as of June 1, 2001 and June 2, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended June 1, 2001, June 2, 2000 and May 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of June 1, 2001 and June 2, 2000, and the results of their operations and their cash flows for each of the years ended June 1, 2001, June 2, 2000 and May 28, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
July 27, 2001

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table sets forth information regarding the directors of KinderCare. For information concerning directors' ownership of common stock, see "Item 12. Security Ownership of Certain Beneficial Owners."

                                       Position with the Company, Year First
                                      Elected Director, Principal Occupation
                                      During at Least the Last Five Years and
          Name and Age                         Other Directorships
----------------------------------   -------------------------------------------

David J. Johnson (55).............   David J. Johnson joined KinderCare as Chief
                                     Executive Officer and Chairman of the Board in February 1997. Between September 1991 and November 1996, Mr. Johnson served as
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Red Lion Hotels,
                                     Inc., which was formerly a KKR affiliate, or its predecessor. From 1989 to September
                                     1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco.
                                     From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and
                                     Chief Executive Officer of Cal Gas
                                     Corporation, a principal subsidiary of
                                     Dillingham Holdings.

Henry R. Kravis (57) (a)..........   Henry R. Kravis has been a director of
                                     KinderCare since February 1997. He is a
                                     managing member of KKR & Co. L.L.C., the limited liability company that serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol
                                     Corporation, Borden, Inc., The Boyds
                                     Collection Ltd., Evenflo Company, Inc., The
                                     Gillette Company, IDEX Corporation, KSL
                                     Recreation Corporation, PRIMEDIA, Inc.,
                                     Sotheby's Holdings, Inc., Spalding Holdings
                                     Corporation and Willis Group Holdings
                                     Limited.

George R. Roberts (57) (a)........   George R. Roberts has been a director of
                                     KinderCare since February 1997. He is a
                                     managing member of KKR & Co. L.L.C., the limited liability company that serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol
                                     Corporation, Borden, Inc., The Boyds
                                     Collection, Ltd., Dayton Power & Light,
                                     Inc., Evenflo Company, Inc., IDEX
                                     Corporation, KSL Recreation Corporation,
                                     Owens-Illinois, Inc., PRIMEDIA, Inc.,
                                     Safeway Inc., Spalding Holdings Corporation and Willis Group Holdings Limited.

Michael W. Michelson (50).........   Michael W. Michelson has been a director of
                                     KinderCare since December 1999. He is a
                                     member of KKR & Co. L.L.C., the limited
                                     liability company that serves as the
                                     general partner of KKR. He is also a
                                     director of Amphenol Corporation, AutoZone,
                                     Inc. and Owens-Illinois, Inc.

Scott C. Nuttall (28).............   Scott C. Nuttall has been a director of
                                     KinderCare since December 1999. Mr. Nuttall has been an executive at KKR since 1996.
                                     Prior to that time, he was an executive at The Blackstone Group L.P. He is also a director of Amphenol Corporation, Walter
                                     Industries Inc. and Willis Group Holdings
                                     Limited.

                                       Position with the Company, Year First
                                      Elected Director, Principal Occupation
                                      During at Least the Last Five Years and
          Name and Age                         Other Directorships
----------------------------------   -------------------------------------------

Richard J. Goldstein (36).........   Richard J. Goldstein has been a director of
                                     KinderCare since May 2001. He has been a Senior Vice President and, before that, a Vice President of Oaktree Capital
                                     Management, LLC ("Oaktree") since 1995.
                                     Oaktree provides investment management
                                     services to TCW Asset Management Company, the general partner of TCW Special Credits
                                     Fund V - The Principal Fund, pursuant to a sub-advisory agreement. Mr. Goldstein was an Assistant Vice President of Trust
                                     Company of the West from 1994 to 1995.

(a)  Messrs. Kravis and Roberts are first cousins.

Committees of KinderCare's Board of Directors

     The Board of Directors of KinderCare has three standing committees: (1) an audit committee, (2) a compensation committee and (3) an executive committee.

     Executive Committee. Messrs. Johnson, Michelson and Nuttall comprise the executive committee of the Board of Directors. The executive committee exercises authority of the Board of Directors, to the extent permitted by law, in the management of the business of KinderCare between meetings of the full Board of Directors.

     Audit Committee. The audit committee consists of Messrs. Michelson and Nuttall. The Audit Committee selects and engages, on behalf of KinderCare, the independent public accountants to audit KinderCare's annual financial statements, reviews and approves the planned scope of the annual audit and reviews KinderCare's internal accounting practices and policies.

     Compensation Committee. Messrs. Michelson and Nuttall serve as members of the compensation committee. The compensation committee establishes compensation levels for officers of KinderCare and performs such functions as provided under KinderCare's employee benefit programs and executive compensation programs or as delegated by the Board of Directors with respect to such programs.

Executive Officers

     Set forth below is information regarding the executive officers of
KinderCare:

     Name                          Age   Position
     ----                          ---   --------
     David J. Johnson.............  55   Chief Executive Officer and Chairman
                                         of the Board
     Robert Abeles................  55   Executive Vice President, Chief
                                         Financial Officer
     Edward L. Brewington.........  58   Senior Vice President, Human Resources
     S. Wray Hutchinson...........  41   Senior Vice President, Operations
     Dan R. Jackson...............  47   Senior Vice President, Finance
     Eva M. Kripalani.............  42   Senior Vice President, General Counsel
                                         and Secretary
     Bruce A. Walters.............  44   Senior Vice President, Chief
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

     Robert Abeles joined KinderCare as Executive Vice President, Chief Financial Officer in October 1999. Mr. Abeles served as Executive Vice President, Chief Financial Officer and Director of Transamerica Life Companies from June 1996 to October 1998. Prior to that time, Mr. Abeles spent 24 years at First Interstate Bank of California and served as Executive Vice President and Chief Financial Officer from July 1990 to May 1996.

     Edward L. Brewington was promoted in July 2001 to Senior Vice President, Human Resources. He had served as Vice President, Human Resources since joining KinderCare in April 1997. From June 1993 to April 1997, Mr. Brewington was with Times Mirror where his last position held was Vice President, Human Resources for the Times Mirror Training Group. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     S. Wray Hutchinson was promoted to Senior Vice President, Operations in October 2000. He had served as Vice President, Operations since April 1996. He joined KinderCare in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois market.

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

     Eva M. Kripalani was promoted to Senior Vice President, General Counsel and Secretary in July 2001. She had served as Vice President, General Counsel and Secretary since joining KinderCare in July 1997. Prior to joining KinderCare, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

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

Other Officers

     Set forth below is information regarding other officers of KinderCare:

     Name                          Age   Position
     ----                          ---   --------
     Barbara W. Anderson..........  57   Vice President, Education
     Trudy R. Anderson............  37   Region Vice President, Central
     David A. Benedict............  48   Vice President, Tax
     DeeAnn M. Besch..............  44   Vice President, Mulberry Operations
     Kendra L. Decious............  36   Vice President, Controller
     Joseph W. Keough.............  55   Vice President, Real Estate
     Lauren A. Klein..............  45   Region Vice President, Western
     Miriam D. Liggett............  40   Region Vice President, Eastern
     Bobby J. Willey..............  61   Vice President, Information Services

     Barbara W. Anderson joined KinderCare in October 2000 as Vice President, Education. Prior to joining KinderCare, Dr. Anderson served as Assistant Commissioner of Education for the New Jersey Department of Education from April 1994. From 1971 to 1993, Dr. Anderson served in several administrative positions in local school districts and the state of New Jersey. She served a year on the President's Commission on White House Fellows from 1973 to 1974.

     Trudy R. Anderson was promoted in April 1996 to Region Vice President. She joined KinderCare in February 1989 as a Center Director in California and was promoted to District Manager in California. She later served as a District Manager in Minnesota and was subsequently promoted to Region Manager.

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

     DeeAnn M. Besch was named Vice President, Mulberry Operations in June 2001. Ms. Besch had served as a Region Vice President since April 1997. She joined KinderCare in June 1984 as a Center Director in Minnesota and was later promoted first to District Manager and then Area Manager in Minneapolis, Minnesota.

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

     Lauren A. Klein was promoted in April 1996 to Region Vice President. She joined KinderCare in February 1989 as District Manager of the Connecticut and Western Massachusetts market and was later promoted to Region Manager in January 1990.

     Miriam D. Liggett was promoted in April 1996 to Region Vice President. She joined KinderCare in October 1988 and held various center-level management positions until she was promoted to District Manager for the Northern Virginia market. Ms. Liggett was later promoted first to Northeast Account Executive for KinderCare At Work(R) and then Region Manager for the Mid-Atlantic market, including Maryland and Virginia.

     Bobby J. Willey joined KinderCare in June 1995 as Vice President, Information Services. From 1992 to 1995, Mr. Willey served as MIS Director for PETSTUFF, Inc. and was Corporate Information Officer for ANCO Management Service, Inc. from 1989 to 1992.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded or paid to or earned by the Chief Executive Officer and Chairman of the Board of Directors of KinderCare and each of the other four most highly compensated executive officers, referred to collectively as the "Named Executive Officers":

                                                                               Long-Term
                                                                            Compensation
                                               Annual Compensation     Awards-Securities     All Other
                                     Fiscal  ------------------------         Underlying  Compensation
Name and Principal Position            Year       Salary        Bonus        Options (a)   (b) (c) (d)
----------------------------------   ------  -----------  -----------  -----------------  ------------
David J. Johnson..................     2001   $  673,197   $  308,997                     $    113,172
   Chief Executive Officer and         2000      663,381      489,575           --             113,399
   Chairman of the Board               1999      629,458      479,649           --             104,642

Robert Abeles.....................     2001   $  256,599   $  106,991           --        $     54,816
   Executive Vice President,           2000      158,654       87,101       34,845             131,135
   Chief Financial Officer             1999           --           --           --                  --

Dan R. Jackson....................     2001   $  199,385   $   77,009        4,000        $     17,588
   Senior Vice President,              2000      186,206       90,541        5,000              17,505
   Finance                             1999      165,132       73,979           --              15,359

Eva M. Kripalani..................     2001   $  191,404   $   67,158        3,000        $      9,324
   Senior Vice President,              2000      173,625       73,834           --               9,333
   General Counsel and Secretary       1999      156,875       70,123           --               9,171

Bruce A. Walters..................     2001   $  223,326   $   70,521        3,000        $     15,580
   Senior Vice President,              2000      219,065      104,275           --              15,606
   Chief Development Officer           1999      207,179      104,004           --              13,186

--------------

(a)  Stock options granted under the 1997 Stock Purchase and Option Plan.

(b)  Matching contributions by KinderCare under KinderCare's Savings and
     Investment Plan and Nonqualified Deferred Compensation Plan were as follows:

                                Nonqualified Deferred                 Savings and
                                  Compensation Plan                 Investment Plan
                           -------------------------------  ------------------------------
                                     Fiscal Year                      Fiscal Year
                           -------------------------------  ------------------------------
                                2001       2000       1999       2001       2000      1999
                           ---------  ---------  ---------  ---------  ---------  --------
David J. Johnson.......... $  11,543  $  11,430  $   2,693  $      --  $     340  $    320
Robert Abeles.............        --         --         --         --         --        --
Dan R. Jackson............     2,909      2,668        716        179        337       143
Eva M. Kripalani..........     2,660      2,496      2,383        164        337       288
Bruce A. Walters..........     3,280      3,306        886         --         --        --

(c) Life insurance premiums paid on behalf of the executive officers were as follows:

                                            Fiscal Year
                               -------------------------------------
                                      2001         2000         1999
                               -----------  -----------  -----------
David J. Johnson.............. $   101,629  $   101,629  $   101,629
Robert Abeles.................      54,816       54,816           --
Dan R. Jackson................      14,500       14,500       14,500
Eva M. Kripalani..............       6,500        6,500        6,500
Bruce A. Walters..............      12,300       12,300       12,300

(d) Mr. Abeles received consideration of $76,319 for relocation costs during fiscal year 2000.

1997 Stock Purchase and Option Plan

     The 1997 Stock Purchase and Option Plan authorizes grants of stock or options to purchase shares of authorized but unissued or reacquired shares of KinderCare common stock, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan. A total of 2,500,000 shares of common stock have been authorized for issuance under the 1997 Plan, and the maximum number of shares that may be granted to any one person is 1,000,000. The 1997 Plan is intended to accomplish the following:

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

     o Adjustments made upon a change in the outstanding common stock of KinderCare by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or similar event
     o In the event of a merger or consolidation of KinderCare into another corporation, the exchange of all or substantially all of the assets of KinderCare for another corporation's securities, the acquisition by another corporation of 80% or more of KinderCare's voting stock or the recapitalization, reclassification, liquidation or dissolution of KinderCare, in the discretion of the Board of Directors option grants may be made exercisable for some period of time prior to such event and then terminable upon occurrence of such event

Option Grants in Fiscal Year 2001

     The following table sets forth the individual option grants during the fiscal year ended June 1, 2001 to the Named Executive Officers:

                                             Percent of
                                                  Total
                                 Number of      Options
                                Securities   Granted to
                                Underlying    Employees    Exercise                     Grant Date
                                   Options    in Fiscal       Price                        Present
Name                           Granted (a)         Year   Per Share    Expiration Date   Value (b)
----                           -----------   ----------   ---------  -----------------  ----------
David J. Johnson...........             --           --%  $      --                 --  $       --
Robert Abeles..............             --           --          --                 --          --
Dan R. Jackson.............          4,000          4.1       24.52    October 2, 2010      40,560
Eva M. Kripalani...........          3,000          3.1       24.52    October 2, 2010      30,420
Bruce A. Walters...........          3,000          3.1       24.52    October 2, 2010      30,420
---------------

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

(b) Although KinderCare believes that it is not possible to place a value on an option, in accordance with the rules of the Securities and Exchange
     Commission, a modified Black-Scholes model of option valuation has been used to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any further values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were volatility of 34.1%, risk-free rate of return of 6.2%, dividend yield of 0.0% and time to exercise of seven years.

Aggregated Option Exercises in Fiscal Year 2001 and 2001 Fiscal Year End Option Values

     The following table sets forth the unexercised options held at June 1, 2001 by the Named Executive Officers:

                                                                       Value of Unexercised
                                       Number of Unexercised              "In-The-Money"
                                      Options at June 1, 2001        Options at June 1, 2001(a)
                                   -----------------------------  -------------------------------
                                     Exercisable   Unexercisable     Exercisable    Unexercisable
                                   ------------- ---------------  --------------  ---------------
      David J. Johnson...........        336,842          84,211  $    2,273,683  $       568,424
      Robert Abeles..............          6,969          27,876          23,207           92,827
      Dan R. Jackson.............         20,910          12,977         137,092           49,134
      Eva M. Kripalani...........         11,842          10,895          79,333           56,981
      Bruce A. Walters...........         19,737          16,158         133,225           92,506
      -----------

     (a) The value of options represents the aggregate difference between the fair value, as determined by the Board of Directors, at June 1, 2001 and the applicable exercise price.

     There were no shares acquired upon exercise of options during fiscal 2001.

Compensation of KinderCare's Directors

     During fiscal year 2001, non-employee directors of KinderCare received an annual retainer of $30,000, paid in advance in quarterly installments. Directors who are employees of KinderCare were not paid any additional compensation for their service as directors. All directors were reimbursed for travel and other expenses incurred in connection with the performance of their duties.

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

Compensation Committee Interlocks and Insider Participation

     The Board of Directors approved the appointment of a compensation committee composed of Michael W. Michelson and Scott C. Nuttall. Mr. Michelson is a member of KKR & Co. L.L.C., the limited liability company that serves as the general partner of KKR, and Mr. Nuttall is an executive at KKR. See "Item 13. Certain Relationships and Related Transactions."

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to the beneficial ownership of KinderCare's common stock at August 24, 2001 by each of the following:

     o each person who is known by KinderCare to beneficially own more than 5% of KinderCare's common stock
     o     the Named Executive Officers
     o     each of KinderCare's directors
     o     all directors and executive officers of KinderCare as a group

     The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of class outstanding is based on the 9,909,676 shares of common stock outstanding as of August 24, 2001 and the 550,876 shares subject to option grants which have vested or will vest prior to October 23, 2001.

                                                                            Shares    Percent of
                                                                      Beneficially         Class
                                                                             Owned   Outstanding
                                                                      ------------   -----------
KKR-KLC L.L.C. and affiliated entities (a).........................      7,828,947         79.0%
    c/o Kohlberg Kravis Roberts & Co. L.P.
    9 West 57th Street
    New York, New York 10019
The TCW Group, Inc. and affiliated entities (b)....................        949,244          9.6%
    865 South Figueroa Street
    Los Angeles, California 90017
David J. Johnson (c)...............................................        494,737          4.8%
Robert Abeles (c)..................................................         27,876             *
Dan R. Jackson (c).................................................         31,665             *
Eva M. Kripalani (c)...............................................         24,285             *
Bruce A. Walters (c)...............................................         40,074             *
Henry R. Kravis (a)................................................             --            --
George R. Roberts (a)..............................................             --            --
Michael W. Michaelson (a)..........................................             --            --
Nils P. Brous (a)..................................................             --            --
Scott C. Nuttall(a)................................................             --            --
Richard J. Goldstein (b)...........................................             --            --
All directors and executive officers as a group (13 individuals) (c)       670,870          6.4%
--------------

* Percentage of shares of common stock beneficially owned does not exceed one percent.

(a) Shares of common stock shown as beneficially owned by KKR-KLC L.L.C. are directly held by KLC Associates, L.P. KKR-KLC L.L.C. is the sole general partner of KKR Associates (KLC), L.P., which is the sole general partner of KLC Associates, L.P., and possesses sole voting and investment power with respect to such shares. KKR-KLC L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Robert I.
     MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr.,
     Michael T. Tokarz, Perry Golkin, Scott M. Stuart, Edward A. Gilhuly,


     Alexander Navab, Jr., Johannes P. Huth, Todd A. Fisher and Neil A.
     Richardson. Messrs. Kravis and Roberts are members of the Executive
     Committee of KKR-KLC L.L.C. and are also directors of KinderCare. Mr.
     Michelson is also a director of KinderCare. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR-KLC L.L.C. Each of such individuals disclaims beneficial ownership of such shares. Of the total shares of common stock beneficially owned by KKR-KLC L.L.C., 101,842 were owned by KKR Partners II, L.P., its affiliate.

(b) Oaktree Capital Management, LLC ("Oaktree") provides investment sub-advisory services to the general partner of TCW Special Credits Fund V
     - The Principal Fund pursuant to a sub-advisory agreement. To the extent that Mr. Goldstein, as a Senior Vice President of Oaktree, participates in the process to vote or to dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Goldstein disclaims beneficial ownership of such shares of common stock.

(c) Shares owned by KinderCare's executive officers are subject to restrictions on transfer. The shares beneficially owned by the Named Executive Officers include shares subject to options that are currently exercisable or become exercisable prior to October 23, 2001 as follows:

                                                                Number
                                                                    of
                                                               Options
                                                               -------
          David J. Johnson.................................    336,842
          Robert Abeles....................................     13,938
          Dan R. Jackson...................................     21,710
          Eva M. Kripalani.................................     16,390
          Bruce A. Walters.................................     26,916

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with KKR

     At August 24, 2001, affiliates of Kohlberg Kravis Roberts & Co. beneficially owned in the aggregate approximately 79.0% of KinderCare's outstanding shares of common stock. The members of KKR-KLC L.L.C. are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly, Alexander Navab, Jr., Johannes P. Huth, Todd
A. Fisher and Neil A. Richardson. Messrs. Kravis and Roberts are also directors of KinderCare. Each of the members of KKR-KLC L.L.C. is also a member of the limited liability company that serves as the general partner of KKR.

     KKR receives fees and expense reimbursement for management, consulting and financial services provided to KinderCare and may receive customary investment banking fees for services, plus reimbursement of its related expenses. During fiscal year 2001, KinderCare paid $575,817 in fees and reimbursements to KKR.

Registration Rights

     Each of KLC Associates, L.P. and its affiliate, KKR Partners II, L.P., has the right to require KinderCare to register under the Securities Act of 1933 shares of common stock held by it pursuant to a registration rights agreement. Such registration rights will generally be available to KLC Associates and KKR Partners II until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it. The registration rights agreement provides that KinderCare will pay all expenses in connection with the first six registrations requested by KLC Associates and/or KKR Partners II and in connection with any registration commenced by KinderCare as a primary offering. In addition, pursuant to stockholders' agreements, Oaktree and members of KinderCare's management may be allowed to participate in specified registration processes. In addition, Oaktree and the management stockholders have the right, under certain circumstances and subject to certain conditions, to participate in any registration process, subject to certain exceptions.

Management Indebtedness

     The following table sets forth the amount of indebtedness due under term notes executed by certain Named Executive Officers:

                                           Largest Aggregate         Amount of
                                                   Amount of      Indebtedness
                                         Indebtedness During    Outstanding at
                                            Fiscal Year 2001   August 24, 2001
                                         -------------------   ---------------
Robert Abeles..........................       $ 156,245           $ 156,245
Dan R. Jackson.........................          84,145              74,145
Eva M. Kripalani.......................          75,005              75,005
Bruce A. Walters.......................          50,002              50,002

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

                                     PART IV

               ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this document or incorporated herein by reference:

(a)(1)  Financial Statements:
                                                                           Page

        Consolidated balance sheets at June 1, 2001 and June 2, 2000.....    26
        Consolidated statements of operations for the fiscal years
              ended June 1, 2001, June 2, 2000 and May 28, 1999..........    27
        Consolidated statements of stockholders' equity and
              comprehensive income for the fiscal years ended
              June 1, 2001, June 2, 2000 and May 28, 1999................    28
        Consolidated statements of cash flows for the fiscal
              year ended June 1, 2001, June 2, 2000 and
              May 28, 1999...............................................    29
        Notes to consolidated financial statements....................... 30-42
        Independent auditors' report.....................................    43

(a)(2)  Schedules to Financial Statements:  None.

(a)(3) Exhibits: The following exhibits are filed with this document or incorporated herein by reference:

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

4(b) First Supplemental Indenture dated as of September 1, 1999 to the Indenture dated as of February 13, 1997 between KinderCare and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (incorporated by reference from Exhibit 4(a) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17,
          1999).

4(c) Form of 9.5% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of KinderCare's Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

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

10(c) Lease between 600 Holladay Limited Partnership and KinderCare dated June 2, 1997 (incorporated by reference from Exhibit 10(f) of KinderCare's Annual Report on Form 10-K for the fiscal year ended May 30, 1997).

10(d) Addendum dated June 28, 2000 to Lease dated June 2, 1997 between 600 Holladay Limited Partnership and KinderCare (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 22, 2000).

10(e)* 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (incorporated by reference from Exhibit 10(c) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(f)*    Form of Restated Management Stockholder's Agreement.

10(g)*    Form of Non-Qualified Stock Option Agreement.

10(h)*    Form of Restated Sale Participation Agreement.

10(i)* Form of Term Note (incorporated by reference from Exhibit 10(g) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(j)* Form of Pledge Agreement (incorporated by reference from Exhibit 10(h) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(k)* Stockholders' Agreement dated as of February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from
          Exhibit 10(l) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(l)* Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from Exhibit 10(j) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

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

10(p)* Restated Nonqualified Deferred Compensation Plan effective January 1, 1999 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended March 5,
          1999).

10(q)* Form of Executive Split Dollar Life Insurance Agreement (incorporated by reference from Exhibit 10(b) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended March 5, 1999).

10(r)*    Form of Letter regarding the Fiscal Year 2002 Management Bonus Plan.

10(s) Credit Agreement among The KinderCare Realty Trust 1999, as Borrower, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(a) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(t) Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(b) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(u) First Amendment to Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of August 7, 2000.

10(v) Second Amendment to Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of February 12, 2001.

Exhibit
Number   Description of Exhibits
------   -----------------------

10(w) Rules of Usage and Definitions under the Participation Agreement (incorporated by reference from Exhibit 10(c) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(x) Agency Agreement between The KinderCare Realty Trust 1999, as Lessor, and KinderCare, as Lessee, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(d) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(y) Guarantee made by KinderCare, as Lessee, and others, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(e) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(z) Lease, Security Agreement and Financing Statement between The KinderCare Realty Trust 1999, as Lessor, and KinderCare, as Lessee, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(f) to KinderCare's Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(aa) Cash Collateral Agreement between KinderCare, as Pledgor, and The Chase Manhattan Bank, as Agent, dated as of February 12, 2001.

21        Subsidiaries of KinderCare.

23        Independent Auditors' Consent - Deloitte & Touche LLP.

*         Management contract or compensatory plan or arrangement.

The Company does not intend to send an annual report and proxy materials to stockholders during fiscal year 2002.

(b) Reports on Form 8-K: The registrant filed no reports on Form 8-K during the fourth quarter of fiscal 2001.

(c) Exhibits Required by Item 601 of Regulation S-K: The exhibits to this document are listed under item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on August 29, 2001:


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

                                       By: /s/ HENRY R. KRAVIS
                                           -------------------------------------
                                           Henry R. Kravis
                                           Director

                                       By: /s/ GEORGE R. ROBERTS
                                           -------------------------------------
                                           George R. Roberts
                                           Director

                                       By: /s/ MICHAEL W. MICHELSON
                                           -------------------------------------
                                           Michael W. Michelson
                                           Director

                                       By: /s/ SCOTT C. NUTTALL
                                           -------------------------------------
                                           Scott C. Nuttall
                                           Director

                                       By: /s/ RICHARD J. GOLDSTEIN
                                           -------------------------------------
                                           Richard J. Goldstein
                                           Director