Form 10-Q
period 2001-09-21
KINDERCARE LEARNING CENTERS INC /DE
filed 2001-11-05
CIK 832812

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

                For the quarterly period ended September 21, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                       Commission file number 000-17098


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at November 2, 2001 was 9,909,676.

================================================================================

                    Learning Centers, Inc. and Subsidiaries

                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Unaudited consolidated financial statements:

                  Consolidated balance sheets at September 21, 2001
                    and June 1, 2001 (unaudited)...............................2

                  Consolidated statements of operations for the sixteen
                    weeks ended September 21, 2001 and September 22,
                    2000 (unaudited)...........................................3

                  Consolidated statements of stockholders' equity and
                    comprehensive income (loss) for the sixteen weeks
                    ended September 21, 2001 and the fiscal year ended
                    June 1, 2001 (unaudited)...................................4

                  Consolidated statements of cash flows for the sixteen
                    weeks ended September 21, 2001 and September 22,
                    2000 (unaudited)...........................................5

                  Notes to unaudited consolidated financial statements.........6

         Item 2.  Management's discussion and analysis of financial condition and results of operations........................8

         Item 3.  Quantitative and qualitative disclosures about
                    market risk...............................................13

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................13

Signatures....................................................................14

                                     PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            September 21,            June 1,
                                                                    2001               2001
                                                           -------------      -------------
Assets
Current assets:
   Cash and cash equivalents.............................  $       5,896      $       3,657
   Receivables, net......................................         33,412             28,523
   Prepaid expenses and supplies.........................          9,165              7,835
   Deferred income taxes.................................         12,341             13,514
                                                           -------------      -------------
      Total current assets...............................         60,814             53,529

Property and equipment, net..............................        683,372            666,227
Deferred income taxes....................................          1,563                358
Other assets.............................................         39,186             41,153
Goodwill.................................................         43,450             44,100
                                                           -------------      -------------
                                                           $     828,385      $     805,367
                                                           =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.......................................  $       9,417      $       9,328
   Accounts payable......................................         11,530              8,296
   Current portion of long-term debt.....................          6,614              2,588
   Accrued expenses and other liabilities................         98,889            108,796
                                                           -------------      -------------
      Total current liabilities..........................        126,450            129,008

Long-term debt...........................................        551,784            524,370
Self insurance liabilities...............................         15,910             15,819
Deferred income taxes....................................          5,945              5,737
Other noncurrent liabilities.............................         23,234             23,702
                                                           -------------      -------------
      Total liabilities..................................        723,323            698,636
                                                           -------------      -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
      shares;
      none outstanding...................................             --                 --
   Common stock, $.01 par value; authorized 20,000,000
      shares; issued and outstanding 9,909,676 shares....             99                 99
   Additional paid-in capital............................         28,206             28,206
   Notes receivable from stockholders....................         (1,320)            (1,355)
   Retained earnings.....................................         78,569             80,339
   Accumulated other comprehensive loss..................           (492)              (558)
                                                           -------------      -------------
      Total stockholders' equity.........................        105,062            106,731
                                                           -------------      -------------
                                                           $     828,385      $     805,367
                                                           =============      =============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                         Sixteen Weeks Ended
                                                    ------------------------------
                                                     September 21,    September 22,
                                                             2001             2000
                                                    -------------    -------------
Revenues, net...................................... $     248,450    $     216,492
                                                    -------------    -------------
Operating expenses:
   Salaries, wages and benefits....................       142,665          122,773
   Depreciation and amortization...................        16,673           13,327
   Rent............................................        15,420           10,473
   Provision for doubtful accounts.................         1,608            1,314
   Other...........................................        60,989           53,907
                                                    -------------    -------------
       Total operating expenses....................       237,355          201,794
                                                    -------------    -------------
     Operating income..............................        11,095           14,698
Investment income..................................           224              121
Interest expense...................................       (14,133)         (15,156)
                                                    -------------    -------------
   Loss before income taxes and cumulative effect
     of a change in accounting principle, net......        (2,814)            (337)
Income tax benefit.................................         1,044               82
                                                    -------------    -------------
   Loss before cumulative effect of a change in
     accounting principle, net.....................        (1,770)            (255)
 Cumulative effect of a change in accounting
  principle, net of income tax benefit of $484.....            --             (790)
                                                    -------------    -------------
     Net loss...................................... $      (1,770)   $      (1,045)
                                                    =============    =============

Net loss per share:
Basic and diluted loss before cumulative effect of
   a change in accounting principle, net........... $       (0.18)   $       (0.03)
Cumulative effect of a change in accounting
   principle, net of taxes.........................            --            (0.08)
                                                    -------------    -------------
       Net loss.................................... $       (0.18)   $       (0.11)
                                                    =============    =============

Basic and diluted weighted average common shares
   outstanding.....................................     9,909,676        9,472,305


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Notes                Accumulated
                                  Common Stock       Additional    Receivable                      Other
                                -----------------       Paid-in          from    Retained  Comprehensive
                                   Shares    Amount     Capital  Stockholders    Earnings   Income (Loss)    Total
                                ---------  --------  ----------  ------------  ----------  -------------  --------
Balance at June 2, 2000.......  9,481,937  $     95  $   13,509  $     (1,186) $   64,668  $        (413) $ 76,673

Comprehensive income:
  Net income..................         --        --          --            --      15,671             --    15,671
  Cumulative translation
    adjustment................         --        --          --            --          --           (145)     (145)
                                                                                                          --------
    Total comprehensive
      income..................                                                                              15,526
Issuance of common stock......    441,012         4      12,078          (264)         --             --    11,818
Purchase of common stock......    (13,273)       --        (324)           --          --             --      (324)
Proceeds from collection
  of stockholders' notes
  receivable..................         --        --          --            95          --             --        95
Reversal of pre-fresh
  start contingency...........         --        --       2,943            --          --             --     2,943
                                ---------  --------  ----------  ------------  ----------  -------------  --------
    Balance at June 1, 2001...  9,909,676        99      28,206        (1,355)     80,339           (558)  106,731

Comprehensive loss:
  Net loss....................         --        --          --            --      (1,770)            --    (1,770)
  Cumulative translation
adjustment....................         --        --          --            --          --             66        66
                                                                                                          --------
    Total comprehensive
      loss....................                                                                              (1,704)
Proceeds from collection
  of stockholders' notes
  receivable..................         --        --          --            35          --             --        35
                                ---------  --------  ----------  ------------  ----------  -------------  --------
    Balance at September 21,
      2001....................  9,909,676  $     99  $   28,206  $     (1,320) $   78,569  $        (492) $105,062
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Sixteen Weeks Ended
                                                     ------------------------------
                                                      September 21,    September 22,
                                                              2001             2000
                                                     -------------    -------------
Cash flows from operations:
  Net loss........................................   $      (1,770)   $      (1,045)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation................................          15,887            13,043
      Amortization of deferred financing costs,
        goodwill and other intangible assets......           1,707             1,219
      Provision for doubtful accounts.............           1,608             1,314
      Gain on sales and disposals of property and
        equipment.................................            (146)            (367)
      Changes in operating assets and liabilities:
        Increase in receivables...................          (6,497)          (5,017)
        Increase in prepaid expenses and supplies.          (1,330)          (2,005)
        Decrease (increase) in other assets.......             910           (2,816)
        Decrease in accounts payable, accrued
          expenses and other liabilities..........          (6,874)          (7,703)
      Other, net..................................              66              (71)
                                                     -------------    -------------
    Net cash provided (used) by operating
  activities......................................           3,561           (3,448)
                                                     -------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment.............         (33,066)         (18,139)
  Acquisition of new subsidiary, net of cash
    acquired......................................              --          (15,076)
  Investment accounted for under the cost method..              --          (10,069)
  Issuance of notes receivable....................              --           (2,225)
  Proceeds from sales of property and equipment...             180            1,962
                                                     -------------    -------------
    Net cash used by investing activities.........         (32,886)         (43,547)
                                                     -------------    -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..............          33,002           60,078
  Payments on long-term borrowings................          (1,562)         (13,292)
  Proceeds from collection of stockholders' notes
    receivable....................................              35               87
  Purchases of common stock.......................              --             (324)
  Bank overdrafts.................................              89            5,298
                                                     -------------    -------------
    Net cash provided by financing activities.....          31,564           51,847
                                                     -------------    -------------
      Increase in cash and cash equivalents.......           2,239            4,852
  Cash and cash equivalents at the beginning of
    the period....................................           3,657            1,445
                                                     -------------    -------------
  Cash and cash equivalents at the end of the
    period........................................   $       5,896    $       6,297
                                                     =============    =============

Supplemental cash flow information:
  Interest paid...................................   $      18,348    $      18,548
  Income taxes paid, net..........................           4,462            1,289

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. In April 2001, KinderCare acquired Mulberry Child Care Centers, Inc. ("Mulberry"), a company comprised of 73 child care centers and 12 before- and after-school programs, which operate primarily in the northeastern region of the United States and California. KinderCare has also made acquisitions or investments in more broad-based education companies serving children, teenagers and young adults. An acquired company, KC Distance Learning, Inc., offers an accredited high school program delivered through correspondence format and over the internet. Minority investments have been made in Beacon Education Management, Inc., a charter school management company, and Voyager Expanded Learning, Inc., the developer of Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth, and the provider of summer school programs for elementary and middle schools.

     At September 21, 2001, KinderCare operated a total of 1,252 early childhood education and care centers and served approximately 127,000 children between the ages of six weeks and twelve years and their families. Of the 1,252 centers, 1,250 were located in 39 states within the United States and two centers were located in the United Kingdom.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption in the first quarter of fiscal 2001 of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at September 21, 2001, the results of operations for the sixteen weeks ended September 21, 2001 and September 22, 2000 and cash flows for the sixteen weeks ended September 21, 2001 and September 22, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

     Fiscal Year. References to fiscal 2002 and fiscal 2001 are to the 52 weeks ended May 31, 2002 and June 1, 2001, respectively. KinderCare's fiscal year ends on the Friday closest to May 31. The first quarter is comprised of 16 weeks and the second, third and fourth quarters are each comprised of 12 weeks.

     Revenue Recognition. On June 3, 2000, KinderCare implemented SAB 101. As a result of that implementation, a non-recurring charge of $0.8 million, net of income tax benefit of $0.5 million, was recorded in the first quarter of fiscal 2001 related to non-refundable registration and education fee revenues that were originally recognized in the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle.

     Net Loss per Share. Typically, the difference between basic and diluted net loss per share is a result of the dilutive effect of options, which are considered potential common shares. In the first quarter of fiscal 2002 and 2001, 886,189 and 806,659 shares, respectively, were excluded from potential common shares due to their anti-dilutive effect.

     Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. KinderCare adopted SFAS No. 133 on June 2, 2001 with no resulting impact on KinderCare's financial position or results of operations.

     Recently Issued Accounting Standards. KinderCare adopted SFAS No. 141, Business Combinations, during the first quarter of fiscal 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

     SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of KinderCare's fiscal year 2003. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for KinderCare's fiscal year 2003. KinderCare is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position and results of operations.

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

2.   Commitments and Contingencies

     KinderCare is presently, and is from time to time, subject to claims and litigation arising in the ordinary course of business. KinderCare believes that none of the claims or litigation of which it is aware will materially affect its financial position, operating results or cash flows, although assurance cannot be given with respect to the ultimate outcome of any such actions.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the sixteen weeks ended September 21, 2001 as "the first quarter of fiscal 2002" and the sixteen weeks ended September 22, 2000 as "the first quarter of fiscal 2001."

     KinderCare defines occupancy, a measure of the utilization of center capacity, as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the centers' licensed capacity. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

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

Results of Operations

First Quarter of Fiscal 2002 compared to the First Quarter of Fiscal 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                       Sixteen                   Sixteen                   Change
                                   Weeks Ended    Percent    Weeks Ended    Percent        Amount
                                  September 21,        of   September 22,        of      Increase/
                                          2001   Revenues           2000   Revenues     (Decrease)
                                  ------------   --------   ------------   --------   ------------
         Revenues, net          $    248,450        100.0%  $    216,492      100.0%  $     31,958
                                  ------------   --------   ------------   --------   ------------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............      132,759       53.4        114,279       52.8         18,480
    Field and corporate expense          9,906        4.0          8,494        3.9          1,412
                                  ------------   --------   ------------   --------   ------------
      Total salaries, wages and
        benefits.................      142,665       57.4        122,773       56.7         19,892
  Depreciation and amortization         16,673        6.7         13,327        6.2          3,346
  Rent...........................       15,420        6.2         10,473        4.8          4,947
  Other..........................       62,597       25.2         55,221       25.5          7,376
                                  ------------   --------   ------------   --------   ------------
    Total operating expenses.....      237,355       95.5        201,794       93.2         35,561
                                  ------------   --------   ------------   --------   ------------
      Operating income........... $     11,095        4.5%  $     14,698        6.8%  $     (3,603)
                                  ============   ========   ============   ========   ============

     Revenues, net. Net revenues increased $32.0 million, or 14.8%, to $248.5 million in the first quarter of fiscal 2002 from the same period last year. The increase was primarily due to $19.0 million of additional net revenues contributed by 73 Mulberry centers acquired in the fourth quarter of fiscal 2001 and the 14 new centers opened in the first quarter of fiscal 2002. The closure of four centers in the first quarter of fiscal 2002 reduced net revenues by $0.2 million. KinderCare opened 13 new centers and closed 40 centers during the first quarter of fiscal 2001.

     The average tuition rate increased $9.66, or 7.7%, to $135.54 from $125.88 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 65.0% from 67.1% for the same period last year due to reduced full-time equivalent attendance in some of the older centers and the impact of the new centers, which open with lower occupancy than mature centers. Total licensed capacity was approximately 163,000 and 147,000 at the end of the first quarter of fiscal 2002 and 2001, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $19.9 million, or 16.2%, to $142.3 million from the same period last year. The expense directly associated with the centers was $132.8 million, an increase of $18.5 million from the same period last year. The two primary components of the increase in center-related expenses were the additional costs of $10.4 million related to newly opened and acquired centers and the additional expense of $4.6 million attributable to higher staff wage rates. The expense related to field management and corporate administration was $9.9 million, an increase of $1.4 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 53.4% from 52.8% for the same period last year. See "Wage Increases." Total salaries, wages and benefits expense as a percentage of net revenues was 57.4% for the first quarter of fiscal 2002 compared to 56.7% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $3.3 million to $16.7 million from the same period last year. The increase was due to higher renovation spending, newly opened and/or acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $4.9 million to $15.4 million from the same period last year. The increase was primarily due to rent from the synthetic lease facility used to finance new center construction and rent due to the 73 Mulberry leased centers acquired in the fourth quarter of fiscal 2001. See "Liquidity and Capital Resources." The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $7.4 million, or 13.4%, to $62.6 million from the same period last year. The primary components of the increase were as follows: $1.8 million of higher utility, telecommunications and property tax costs, much of which was related to newly opened and acquired centers; meeting and travel costs of $1.2 million related to a bi-annual center director conference; and curriculum and promotion costs of $0.9 million related to KinderCare's new Summer ExplorationsSM program. Other operating expenses as a percentage of net revenues declined to 25.2% from 25.5% for the same period last year. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $11.1 million, a decrease of $3.6 million from the same period last year. Operating income as a percentage of net revenues was 4.5% compared to 6.8% for the same period last year. Compared to the first quarter of fiscal 2001, operating income was negatively impacted by the $4.9 million increase in rent expense primarily due to the synthetic lease facility and the acquisition of Mulberry. Other impacts included higher depreciation and amortization expense as a result of newly opened and acquired centers and lower occupancy experienced in some of the older centers.

          Interest expense. Interest expense was $14.1 million compared to $15.2 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 8.5% and 10.2% for the first quarter of fiscal 2002 and 2001, respectively.

          Income tax benefit. The income tax benefit was $1.0 million and $0.1 million during the first quarter of fiscal 2002 and 2001, respectively. The income tax benefit was computed by applying estimated effective income tax rates to the loss before income taxes. The income tax benefit varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

          Net loss. The net loss was $1.8 million compared to a net loss of $1.0 million in the same period last year. The increase in the net loss was due to higher rent, depreciation and amortization related to newly opened and acquired centers, coupled with overall lower occupancy. KinderCare implemented SAB 101 in the first quarter of fiscal 2001, which resulted in a one-time charge of $0.8 million of fee revenues, net of taxes. The $0.8 million one-time charge was recorded as a cumulative effect of a change in accounting principle. Basic and diluted net loss per share were $0.18 for the first quarter of fiscal 2002. For the first quarter of fiscal 2001, basic and diluted net loss per share before the cumulative effect of a change in accounting principle were $0.03 and were $0.11 after such effect.

          EBITDAR. EBITDAR, defined as net income before interest expense, investment income, income taxes, depreciation, amortization, rent and cumulative effect of a change in accounting principle, was $43.2 million, an increase of $4.7 million from the same period last year. The increase in EBITDAR was due primarily to the addition of the 73 Mulberry centers. EBITDAR as a percentage of net revenues was 17.4% and 17.8% for the first quarter of fiscal 2002 and 2001, respectively. The decline in the EBITDAR margin was due to higher labor costs. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At September 21, 2001, KinderCare had drawn $199.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $26.3 million and had funded $97.9 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at September 21, 2001 was $74.7 million.

     KinderCare's consolidated net cash provided by operating activities for the first quarter of fiscal 2002 was $3.6 million compared to $3.4 million of net cash used by operating activities in the same period last year. The increase in net cash flow was due primarily to the timing of receipt of construction draws from the synthetic lease facility between the first quarter of fiscal 2002 and 2001. Cash and cash equivalents totaled $5.9 million at September 21, 2001, compared to $3.7 million at June 1, 2001.

     KinderCare's $100.0 million synthetic lease facility closed on February 13, 2001 with $97.9 drawn and will mature three years later. Under the synthetic lease facility, a third-party lessor financed construction of 44 centers for lease to KinderCare for a three to four year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases are classified as operating leases for financial reporting purposes. KinderCare expects to fund future new center development through the revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     In the first quarter of fiscal 2001, KinderCare's acquisition spending, including transaction fees, totaled $15.1 million in cash for a distance learning company. In addition, KinderCare made a minority investment of $10.1 million in an education-based company. Convertible notes receivable of $2.2 million were issued to a company in which KinderCare holds a minority investment.

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

Capital Expenditures

     During the first quarter of fiscal 2002 and 2001, KinderCare opened 14 and 13 new centers, respectively. KinderCare expects to open approximately 30 to 35 new centers this year and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

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

     KinderCare's new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, KinderCare's new centers should begin to produce positive EBITDAR by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term, but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

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

     Capital expenditures included the following, with dollars in thousands:

                                                   Sixteen Weeks Ended
                                             -------------------------------
                                              September 21,     September 22,
                                                      2001              2000
                                             -------------     -------------
     New center development................. $      24,465     $       8,668
     Renovation of existing facilities......         5,052             7,093
     Equipment purchases....................         2,133             1,799
     Information systems purchases..........         1,416               579
                                             -------------     -------------
                                             $      33,066     $      18,139
                                             =============     =============

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

Recent Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of KinderCare's fiscal year 2003. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for KinderCare's fiscal year 2003. KinderCare is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position and results of operations.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 57.4% of net revenues for the sixteen weeks ended September 21, 2001. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

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

     These forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of KinderCare, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in KinderCare's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the ability to integrate acquisitions; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9.5% senior subordinated notes aggregating $290.0 million at September 21, 2001. KinderCare also has no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $8.8 million at September 21, 2001. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $259.6 million at September 21, 2001. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $2.4 and $1.9 million in the first quarter of fiscal 2002 and 2001, respectively.

     KinderCare has cash flow exposure on its synthetic lease facility subject to variable LIBOR pricing. A 1% change in the LIBOR rate would have resulted in rent expense changing by approximately $0.3 in the first quarter of fiscal 2002 and would have resulted in no change in the first quarter of fiscal 2001. KinderCare also has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the defined interest rate would have resulted in vehicle lease expense, which was a component of rent expense, changing by approximately $0.2 and $0.5 million in the first quarter of fiscal 2002 and 2001, respectively.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)   Exhibits:

           3(a) Restated Bylaws of KinderCare Learning Centers, Inc., effective September 1, 2001.

     (b)   Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2001.

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