Form 10-Q
period 2001-12-14
KINDERCARE LEARNING CENTERS INC /DE
filed 2002-01-28
CIK 832812

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

                For the quarterly period ended December 14, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-42137

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at January 25, 2002 was 9,909,676.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Unaudited consolidated financial statements:

                  Consolidated balance sheets at December 14, 2001
                    and June 1, 2001 (unaudited).............................. 2

                  Consolidated statements of operations for the
                    twelve and twenty-eight weeks ended December 14,
                    2001 and December 15, 2000 (unaudited).................... 3

                  Consolidated statements of stockholders'
                    equity and comprehensive income for the twenty-
                    eight weeks ended December 14, 2001 and the
                    fiscal year ended June 1, 2001 (unaudited)................ 4

                  Consolidated statements of cash flows for the
                    twenty-eight weeks ended December 14, 2001 and
                    December 15, 2000 (unaudited)............................. 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations....................... 9

         Item 3.  Quantitative and qualitative disclosures about
                    market risk...............................................16

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

Signatures....................................................................17

                                     PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                               December 14,          June 1,
                                                                      2001             2001
                                                             -------------    -------------
Assets
Current assets:
   Cash and cash equivalents.............................    $       6,227    $       3,657
   Receivables, net......................................           37,084           28,523
   Prepaid expenses and supplies.........................            7,482            7,835
   Deferred income taxes.................................           12,234           13,514
                                                             -------------    -------------
      Total current assets...............................           63,027           53,529

Property and equipment, net..............................          693,601          666,227
Deferred income taxes....................................            1,797              358
Other assets.............................................           43,383           41,153
Goodwill.................................................           38,510           44,100
                                                             -------------    -------------
                                                             $     840,318    $     805,367
                                                             =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.......................................    $       8,655    $       9,328
   Accounts payable......................................            7,778            8,296
   Current portion of long-term debt.....................            6,902            2,588
   Accrued expenses and other liabilities................          108,566          108,796
                                                             -------------    -------------
      Total current liabilities..........................          131,901          129,008

Long-term debt...........................................          553,971          524,370
Self insurance liabilities...............................           14,641           15,819
Deferred income taxes....................................            5,945            5,737
Other noncurrent liabilities.............................           23,355           23,702
                                                             -------------    -------------
      Total liabilities..................................          729,813          698,636
                                                             -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
      shares;
      none outstanding...................................               --               --
   Common stock, $.01 par value; authorized 20,000,000
      shares; issued and outstanding 9,909,676 shares....               99               99
   Additional paid-in capital............................           28,206           28,206
   Notes receivable from stockholders....................           (1,320)          (1,355)
   Retained earnings.....................................           84,022           80,339
   Accumulated other comprehensive loss..................             (502)            (558)
                                                             -------------    -------------
      Total stockholders' equity.........................          110,505          106,731
                                                             -------------    -------------
                                                             $     840,318    $     805,367
                                                             =============    =============

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except shares and per share amounts)
                                   (Unaudited)

                                              Twelve Weeks Ended              Twenty-Eight Weeks Ended
                                         -----------------------------     ------------------------------
                                           December 14,     December 15,     December 14,     December 15,
                                                  2001             2000             2001             2000
                                         -------------    -------------    -------------    -------------
Revenues, net..........................  $     192,148    $     166,901    $     440,598    $     383,393
                                         -------------    -------------    -------------    -------------
Operating expenses:
   Salaries, wages and benefits........        106,946           92,594          249,611          215,367
   Depreciation and amortization.......         12,650           10,394           29,323           23,721
   Rent................................         11,195            8,284           26,615           18,757
   Provision for doubtful accounts.....          1,479            1,097            3,087            2,411
   Other...............................         40,573           37,387          101,562           91,294
                                         -------------    -------------    -------------    -------------
       Total operating expenses........        172,843          149,756          410,198          351,550
                                         -------------    -------------    -------------    -------------
     Operating income..................         19,305           17,145           30,400           31,843
Investment income......................             75              134              299              255
Interest expense.......................        (10,321)         (11,364)         (24,454)         (26,520)
                                         -------------    -------------    -------------    -------------
   Income before income taxes and
     cumulative effect of a change in
     accounting principle, net.........          9,059            5,915            6,245            5,578
Income tax expense.....................          3,606            2,254            2,562            2,172
                                         -------------    -------------    -------------    -------------
   Income before cumulative effect of a
     change in accounting principle, net         5,453            3,661            3,683            3,406
 Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $484..................             --               --               --             (790)
                                         -------------    -------------    -------------    -------------
     Net income........................  $       5,453    $       3,661    $       3,683    $       2,616
                                         =============    =============    =============    =============

Net income per share:
Basic - Income before cumulative effect
   of a change in accounting principle,
   net.................................  $        0.55    $        0.39    $        0.37    $        0.36
Cumulative effect of a change in
   accounting principle, net of taxes..             --               --               --            (0.08)
                                         -------------    -------------    -------------    -------------
       Net income......................  $        0.55    $        0.39    $        0.37    $        0.28
                                         =============    =============    =============    =============
Diluted - Income before cumulative
   effect of a change in accounting
   principle, net......................  $        0.54    $        0.38    $        0.36    $        0.35
Cumulative effect of a change in
   accounting principle, net of taxes..             --               --               --            (0.08)
                                         -------------    -------------    -------------    -------------
       Net income......................  $        0.54    $        0.38    $        0.36    $        0.27
                                         =============    =============    =============    =============

Weighted average common shares
 outstanding:
   Basic...............................      9,909,676        9,468,864        9,909,676        9,470,753
   Diluted.............................     10,146,167        9,546,568       10,117,969        9,574,514

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Notes                Accumulated
                                  Common Stock       Additional    Receivable                      Other
                                -----------------       Paid-in          from    Retained  Comprehensive
                                   Shares    Amount     Capital  Stockholders    Earnings   Income (Loss)     Total
                                ---------  --------  ----------  ------------  ----------  -------------  ---------
Balance at June 2, 2000.....    9,481,937  $     95  $   13,509  $     (1,186) $   64,668  $        (413) $  76,673

Comprehensive income:
  Net income................           --        --          --            --      15,671             --     15,671
  Cumulative translation
    adjustment..............           --        --          --            --          --           (145)      (145)
                                                                                                          ---------
    Total comprehensive
      income................                                                                                 15,526

Issuance of common stock....      441,012         4      12,078          (264)         --             --     11,818
Purchase of common stock....      (13,273)       --        (324)           --          --             --       (324)
Proceeds from collection
  of stockholders' notes
  receivable................           --        --          --            95          --             --         95
Reversal of pre-fresh
  start contingency.........           --        --       2,943            --          --             --      2,943
                                ---------  --------  ----------  ------------  ----------  -------------  --------
    Balance at June 1,
      2001..................    9,909,676        99      28,206        (1,355)     80,339           (558)   106,731

Comprehensive income:
  Net income................           --        --          --            --       3,683             --      3,683
  Cumulative translation
    adjustment..............           --        --          --            --          --             56         56
                                                                                                          ---------
    Total comprehensive
      income................                                                                                  3,739

Proceeds from collection
  of stockholders' notes
  receivable................           --        --          --            35          --             --         35
                                ---------  --------  ----------  ------------  ----------  -------------  ---------
    Balance at December 14,
      2001..................    9,909,676  $     99  $   28,206  $     (1,320) $   84,022  $        (502) $ 110,505
                                =========  ========  ==========  ============  ==========  =============  =========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Twenty-Eight Weeks Ended
                                                             ------------------------------
                                                               December 14,     December 15,
                                                                      2001             2000
                                                             -------------    -------------
Cash flows from operations:
  Net income............................................     $       3,683    $       2,616
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation......................................            27,815           23,184
      Amortization of deferred financing costs,
        goodwill and other intangible assets............             3,116            2,169
      Provision for doubtful accounts...................             3,087            2,411
      Gain on sales and disposals of property and
        equipment.......................................              (154)            (389)
      Changes in operating assets and liabilities:
        Increase in receivables.........................           (11,648)          (8,719)
        Decrease (increase) in prepaid expenses
          and supplies..................................               353           (1,826)
        Decrease (increase) in other assets.............               243             (356)
        Increase (decrease) in accounts payable,
          accrued expenses and other liabilities........            (2,223)             160
      Other, net........................................                 56            (158)
                                                             -------------    -------------
    Net cash provided by operating activities...........             24,328          19,091
                                                             -------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment...................           (55,889)         (38,205)
  Acquisition of new subsidiary, net of cash
    acquired............................................                --          (15,303)
  Investment accounted for under the cost method........                --          (10,077)
  Issuance of notes receivable..........................                --           (4,525)
  Proceeds from sales of property and equipment.........               854            7,043
                                                             -------------    -------------
    Net cash used by investing activities...............           (55,035)         (61,067)
                                                             -------------    -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings....................            41,062           65,078
  Payments on long-term borrowings......................            (7,147)         (29,153)
  Proceeds from collection of stockholders' notes
    receivable..........................................                35               47
  Purchases of common stock.............................                --             (324)
  Bank overdrafts.......................................              (673)           7,269
                                                             -------------    -------------
    Net cash provided by financing activities...........            33,277           42,917
                                                             -------------    -------------
      Increase in cash and cash equivalents.............             2,570              941
  Cash and cash equivalents at the beginning of
    the period..........................................             3,657            1,445
                                                             -------------    -------------
  Cash and cash equivalents at the end of the
    period..............................................     $       6,227    $       2,386
                                                             =============    =============

Supplemental cash flow information:
  Interest paid.........................................     $      22,054    $      23,205
  Income taxes paid, net................................             5,011            1,518

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. In April 2001, KinderCare acquired Mulberry Child Care Centers, Inc. ("Mulberry"), a company comprised of 73 child care centers and 12 before- and after-school programs, which operate primarily in the northeastern region of the United States and California. KinderCare has also made acquisitions or investments in more broad-based education companies serving children, teenagers and young adults. An acquired company, KC Distance Learning, Inc., offers an accredited high school program delivered through correspondence format and over the internet. Minority investments have been made in Chancellor Beacon Academies, Inc., a charter school management company, and Voyager Expanded Learning, Inc., the developer of Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth, and the provider of summer school programs for elementary and middle schools.

     At December 14, 2001, KinderCare operated a total of 1,257 early childhood education and care centers and served approximately 127,000 children between the ages of six weeks and twelve years and their families. Of the 1,257 centers, 1,255 were located in 39 states within the United States and two centers were located in the United Kingdom.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption in the first quarter of fiscal 2001 of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at December 14, 2001, the results of operations for each of the twelve and twenty-eight week periods ended December 14, 2001 and December 15, 2000 and cash flows for the twenty-eight week periods ended December 14, 2001 and December 15, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

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

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                       Twelve Weeks Ended         Twenty-Eight Weeks Ended
                                   --------------------------    --------------------------
                                   December 14,   December 15,   December 14,   December 15,
                                          2001           2000           2001           2000
                                   -----------    -----------    -----------    -----------
Net income.....................    $     5,453    $     3,661    $     3,683    $     2,616
Cumulative transaction
  adjustment...................            (10)           (87)            56           (158)
                                   -----------    -----------    -----------    -----------
                                   $     5,443    $     3,574    $     3,739    $     2,458
                                   ===========    ===========    ===========    ===========

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                       Twelve Weeks Ended         Twenty-Eight Weeks Ended
                                   --------------------------    --------------------------
                                   December 14,   December 15,   December 14,   December 15,
                                          2001           2000           2001           2000
                                   -----------    -----------    -----------    -----------
Basic weighted average common
  shares outstanding...........      9,909,676      9,468,664      9,909,676      9,470,753
Dilutive effect of options.....        236,491         77,904        208,293        103,761
                                   -----------    -----------    -----------    -----------
Diluted weighted average
  common shares outstanding....     10,146,147      9,546,568     10,117,969      9,574,514
                                   ===========    ===========    ===========    ===========

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

     SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of KinderCare's fiscal year 2003. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations. During the twelve and twenty-eight weeks ended December 14, 2001, goodwill amortization was $0.7 and $1.5 million, respectively.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the twelve weeks ended December 14, 2001 as "the second quarter of fiscal 2002" and the twelve weeks ended December 15, 2000 as "the second quarter of fiscal 2001."

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

Results of Operations

Second Quarter of Fiscal 2002 compared to the Second Quarter of Fiscal 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                        Twelve                      Twelve                      Change
                                   Weeks Ended       Percent   Weeks Ended       Percent        Amount
                                   December 14,           of   December 15,           of      Increase/
                                          2001      Revenues          2000      Revenues     (Decrease)
                                   -----------   -----------   -----------   -----------   -----------
Revenues, net..................... $   192,148         100.0%  $   166,901        100.0%   $    25,247
                                   -----------   -----------   -----------   -----------   -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense................      99,655          51.9        86,039          51.6        13,616
    Field and corporate expense...       7,291           3.8         6,555           3.9           736
                                   -----------   -----------   -----------   -----------   -----------
      Total salaries, wages and
        benefits..................     106,946          55.7        92,594          55.5        14,352
  Depreciation and amortization...      12,650           6.6        10,394           6.2         2,256
  Rent............................      11,195           5.8         8,284           5.0         2,911
  Other...........................      42,052          21.9        38,484          23.0         3,568
                                   -----------   -----------   -----------   -----------   -----------
    Total operating expenses......     172,843          90.0       149,756          89.7        23,087
                                   -----------   -----------   -----------   -----------   -----------
      Operating income............ $    19,305          10.0%  $    17,145          10.3%  $     2,160
                                   ===========   ===========   ===========   ===========   ===========

     Revenues, net. Net revenues increased $25.2 million, or 15.1%, to $192.1 million in the second quarter of fiscal 2002 from the same period last year. The increase was primarily due to additional net revenues contributed by 73 Mulberry centers acquired in the fourth quarter of fiscal 2001 and newly opened centers. KinderCare opened eight new centers in the second quarter of fiscal 2002 compared to 12 centers in the same period last year. In the second quarter of fiscal 2002, three centers were closed while no centers were closed during the second quarter of fiscal 2001.

     The average tuition rate increased $8.72, or 6.8%, to $137.21 from $128.49 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened and acquired centers. Occupancy declined to 66.9% from 69.2% for the same period last year due to reduced full-time equivalent attendance within the older center population. Total licensed capacity was approximately 165,000 and 150,000 at the end of the second quarter of fiscal 2002 and 2001, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $14.4 million, or 15.5%, to $106.9 million from the same period last year. The expense directly associated with the centers was $99.7 million, an increase of $13.6 million from the same period last year. The increase was primarily due to costs associated with newly opened and acquired centers and overall higher staff wage rates. The expense related to field management and corporate administration was $7.3 million, an increase of $0.7 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 51.9% from 51.6% for the same period last year. See "Wage Increases." Total salaries, wages and benefits expense as a percentage of net revenues was 55.7% for the second quarter of fiscal 2002 compared to 55.5% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $2.3 million to $12.7 million from the same period last year. The increase was due to newly opened and acquired centers, higher renovation spending and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $2.9 million to $11.2 million from the same period last year. The increase was primarily due to the acquisition of 73 Mulberry leased centers in the fourth quarter of fiscal 2001 and rent from the synthetic lease facility used to finance new center construction. See "Liquidity and Capital Resources." The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $3.6 million, or 9.3%, to $42.1 million from the same period last year. The increase was due primarily to additional center-related costs from the newly opened and acquired centers. Other operating expenses as a percentage of net revenues declined to 21.9% from 23.0% for the same period last year. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $19.3 million, an increase of $2.2 million, or 12.6%, from the same period last year. The increased operating income was primarily contributed by the newly opened and acquired centers, while partially offset by lower occupancy. Operating income as a percentage of net revenues was 10.0% compared to 10.3% for the same period last year.

          Interest expense. Interest expense was $10.3 million compared to $11.4 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 7.6% and 9.8% for the second quarter of fiscal 2002 and 2001, respectively.

          Income tax expense. Income tax expense was $3.6 and $2.3 million during the second quarter of fiscal 2002 and 2001, respectively. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

          Net income. Net income was $5.5 million, an increase of $1.8 million, or 48.9%, from the same period last year. The increase was due to additional operating income generated by the new and acquired centers and lower interest costs. Basic and diluted net income per share were $0.55 and $0.54, respectively, for the second quarter of fiscal 2002. For the second quarter of fiscal 2001, basic and diluted net loss per share were $0.39 and $0.38, respectively.

     EBITDAR. Earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") was calculated as follows, with dollars in thousands:

                                              Twelve Weeks Ended
                                          --------------------------
                                          December 14,   December 15,
                                                 2001           2000
                                          -----------    -----------
        Net income....................... $     5,453    $     3,661
        Interest expense, net............      10,246         11,230
        Income tax expense...............       3,606          2,254
        Depreciation and amortization....      12,650         10,394
        Rent expense.....................      11,195          8,284
                                          -----------    -----------
           EBITDAR....................... $    43,150    $    35,823
                                          ===========    ===========

     The increase in EBITDAR of $7.3 million, or 20.5%, from the same period last year was due primarily to the addition of the Mulberry centers and the opening of newer centers. EBITDAR as a percentage of net revenues was 22.5% and 21.5% for the second quarter of fiscal 2002 and 2001, respectively. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be similar for all companies.

Twenty-Eight Weeks ended December 14, 2001 compared to the Twenty-Eight Weeks ended December 15, 2000

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                   Twenty-Eight                 Twenty-Eight                      Change
                                    Weeks Ended       Percent    Weeks Ended       Percent        Amount
                                    December 14,           of    December 15,           of      Increase/
                                           2001      Revenues           2000      Revenues     (Decrease)
                                   ------------   -----------   ------------   -----------   -----------
Revenues, net..................... $    440,598         100.0%  $    383,393         100.0%  $    57,205
                                   ------------   -----------   ------------   -----------   -----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense................      232,414          52.7        200,318          52.3        32,096
    Field and corporate expense...       17,197           3.9         15,049           3.9         2,148
                                   ------------   -----------   ------------   -----------   -----------
      Total salaries, wages and
        benefits..................      249,611          56.6        215,367          56.2        34,244
  Depreciation and amortization...       29,323           6.7         23,721           6.2         5,602
  Rent............................       26,615           6.0         18,757           4.9         7,858
  Other...........................      104,649          23.8         93,705          24.4        10,944
                                   ------------   -----------   ------------   -----------   -----------
    Total operating expenses......      410,198          93.1        351,550          91.7        58,648
                                   ------------   -----------   ------------   -----------   -----------
      Operating income............ $     30,400          6.9%   $     31,843           8.3%  $    (1,443)
                                   ============   ===========   ============   ===========   ===========

     Revenues, net. Net revenues increased $57.2 million, or 14.9%, to $440.6 million in the twenty-eight weeks ended December 14, 2001 from the same period last year. The increase was primarily due to additional net revenues contributed by 73 Mulberry centers acquired in the fourth quarter of fiscal 2001 and the newly opened centers. KinderCare opened 22 new centers in the twenty-eight weeks ended December 14, 2001 compared to 25 in the same period last year. In the twenty-eight weeks ended December 14, 2001, seven centers were closed while 40 centers were closed during the same period last year.

     The average tuition rate increased $9.26, or 7.3%, to $136.27 from $127.01 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened and acquired centers. Occupancy declined to 65.8% from 68.0% for the same period last year due to reduced full-time equivalent attendance within the older center population.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $34.2 million, or 15.9%, to $249.6 million from the same period last year. The expense directly associated with the centers was $232.4 million, an increase of $32.1 million from the same period last year. The increase was primarily due to costs associated with newly opened and acquired centers and overall higher staff wage rates. The expense related to field management and corporate administration was $17.2 million, an increase of $2.1 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 52.7% from 52.3% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues was 56.6% for the twenty-eight weeks ended December 14, 2001 compared to 56.2% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $5.6 million to $29.3 million from the same period last year. The increase was due to newly opened and acquired centers, higher renovation spending and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $7.9 million to $26.6 million from the same period last year. The increase was primarily due to the acquisition of 73 Mulberry leased centers in the fourth quarter of fiscal 2001 and rent from the synthetic lease facility used to finance new center construction. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $10.9 million, or 11.7%, to $104.6 million from the same period last year. The increase was due primarily to additional center-related costs from the newly opened and acquired centers. Other operating expenses as a percentage of net revenues declined to 23.8% from 24.4% for the same period last year.

     Operating income. Operating income was $30.4 million, a decrease of $1.4 million, or 4.5%, from the same period last year. KinderCare experienced $7.9 million of increased rent expense and $5.6 million of additional depreciation and amortization expense over the same period last year. Lower occupancy also negatively impacted operating income. Operating income as a percentage of net revenues was 6.9% compared to 8.3% for the same period last year.

          Interest expense. Interest expense was $24.5 million compared to $26.5 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 8.0% and 10.3% for the twenty-eight weeks ended December 14, 2001 and December 15, 2000, respectively.

          Income tax expense. Income tax expense was $2.6 and $2.2 million during the twenty-eight weeks ended December 14, 2001 and December 15, 2000, respectively. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

          Net income. Net income was $3.7 million, an increase of $1.1 million, or 40.8%, from the same period last year. The increase was due to lower interests costs, partially offset by reduced operating income. KinderCare implemented SAB 101 in the first quarter of fiscal 2001, which resulted in a one-time charge of $0.8 million of fee revenues, net of taxes. The $0.8 million one-time charge was recorded as a cumulative effect of a change in accounting principle. Basic and diluted net income per share were $0.37 and $0.36, respectively, for the twenty-eight weeks ended December 14, 2001. For the twenty-eight weeks ended December 15, 2000, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.36 and $0.35, respectively, and were $0.28 and $0.27, respectively, after such effect.

          EBITDAR. Earnings, adjusted for the cumulative effect of a change in accounting principle, before interest, taxes, depreciation, amortization and rent ("EBITDAR") was calculated as follows, with dollars in thousands:

                                           Twenty-Eight Weeks Ended
                                          --------------------------
                                          December 14,   December 15,
                                                 2001           2000
                                          -----------    -----------
        Net income......................  $     3,683    $     2,616
        Interest expense, net...........       24,155         26,265
        Income tax expense..............        2,562          2,172
        Depreciation and amortization...       29,323         23,721
        Rent expense....................       26,615         18,757
        Cumulative effect of a
          change in accounting
          principle, net of tax.........           --            790
                                          -----------    -----------
            EBITDAR.....................  $    86,338    $    74,321
                                          ===========    ===========

     The increase in EBITDAR of $12.0 million, or 16.2%, from the same period last year was due primarily to the addition of the Mulberry centers and the opening of newer centers. EBITDAR as a percentage of net revenues was 19.6% and 19.4% for the twenty-eight weeks ended December 14, 2001 and December 15, 2000, respectively. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At December 14, 2001, KinderCare had drawn $202.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $26.3 million and had funded $97.9 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at December 14, 2001 was $71.7 million.

     KinderCare's consolidated net cash provided by operating activities for the first quarter of fiscal 2002 was $24.3 million compared to $19.1 million in the same period last year. The increase in net cash flow was due to changes in working capital. Cash and cash equivalents totaled $6.2 million at December 14, 2001, compared to $3.7 million at June 1, 2001.

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

     KinderCare expects to fund future new center development through the revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. KinderCare recently began marketing efforts with respect to approximately 30 centers to be sold to individual real estate investors. Any resulting sales would be expected to be accounted for as sale/leaseback transactions. KinderCare would continue to manage the operations of any centers that are sold in such transactions.

     In the twenty-eight weeks ended December 15, 2000, KinderCare's acquisition spending, including transaction fees, totaled $15.3 million in cash for a distance learning company. In addition, KinderCare made a minority investment of $10.1 million in an education-based company. Convertible notes receivable of $4.5 million were issued to a company in which KinderCare holds a minority investment.

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

Capital Expenditures

     During the twenty-eight weeks ended December 14, 2001 and December 15, 2000, KinderCare opened 22 and 25 new centers, respectively. KinderCare expects to open approximately 30 to 35 new centers this year and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

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

     KinderCare's new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than KinderCare's older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, KinderCare's new centers should begin to produce positive EBITDAR by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

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

     Capital expenditures included the following, with dollars in thousands:

                                           Twenty-Eight Weeks Ended
                                          --------------------------
                                          December 14,   December 15,
                                                 2001           2000
                                          -----------    -----------
        New center development..........  $    38,561    $    14,762
        Renovation of existing
          facilities....................       11,447         18,658
        Equipment purchases.............        3,869          3,162
        Information systems purchases...        2,012          1,623
                                          -----------    -----------
                                          $    55,889    $    38,205
                                          ===========    ===========

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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.6% of net revenues for the twenty-eight weeks ended December 14, 2001. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

Forward Looking Statements

     When used in this document, press releases and elsewhere by KinderCare or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of early childhood education and care centers expected to be added in future years, the profitability of newly opened centers, capital expenditure levels, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9.5% senior subordinated notes aggregating $290.0 million at December 14, 2001. KinderCare also has no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $8.3 million at December 14, 2001. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $262.6 million at December 14, 2001. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.6 and $0.5 million in the twelve weeks ended December 14, 2001 and December 15, 2000, respectively. The change in interest expense would have been approximately $1.4 and $1.0 million in the twenty-eight weeks ended December 14, 2001 and December 15, 2000, respectively.

     KinderCare has cash flow exposure on its synthetic lease facility subject to variable LIBOR pricing. KinderCare also has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.4 and $0.5 million in the twelve weeks ended December 14, 2001 and December 15, 2000, respectively. The change in rent expense would have been approximately $0.8 and $1.0 million in the twenty-eight weeks ended December 14, 2001 and December 15, 2000, respectively.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)    Exhibits:  None.

     (b)    Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2002.

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