Form 10-Q
period 2002-03-08
KINDERCARE LEARNING CENTERS INC /DE
filed 2002-04-22
CIK 832812

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

                  For the quarterly period ended March 8, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at April 19, 2002 was 9,909,676.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index


Part I.  Financial Information                                              Page

         Item 1.  Unaudited consolidated financial statements:

                  Consolidated balance sheets at March 8, 2002 and
                    June 1, 2001 (unaudited).................................. 2

                  Consolidated statements of operations for the
                    twelve and forty weeks ended March 8, 2002 and
                    March 9, 2001 (unaudited)................................. 3

                  Consolidated statements of stockholders' equity
                    and comprehensive income for the forty weeks
                    ended March 8, 2002 and the fiscal year ended
                    June 1, 2001 (unaudited).................................. 4

                  Consolidated statements of cash flows for the
                    forty weeks ended March 8, 2002 and March 9, 2001
                    (unaudited)............................................... 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations....................... 8

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

Signatures....................................................................17

                                     PART I

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                           March 8, 2002   June 1, 2001
                                                           -------------   ------------
Assets
Current assets:
   Cash and cash equivalents.............................  $      11,627   $      3,657
   Receivables, net......................................         33,757         28,523
   Prepaid expenses and supplies.........................          7,136          7,835
   Deferred income taxes.................................         12,613         13,514
                                                           -------------   ------------
      Total current assets...............................         65,133         53,529

Property and equipment, net..............................        700,800        666,227
Deferred income taxes....................................          1,279            358
Other assets.............................................         37,773         41,153
Goodwill.................................................         43,048         44,100
                                                           -------------   ------------
                                                           $     848,033   $    805,367
                                                           =============   ============

Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.......................................  $       8,723   $      9,328
   Accounts payable......................................          9,410          8,296
   Current portion of long-term debt.....................          6,609          2,588
   Accrued expenses and other liabilities................        104,945        108,796
                                                           -------------   ------------
      Total current liabilities..........................        129,687        129,008

Long-term debt...........................................        556,212        524,370
Self insurance liabilities...............................         15,410         15,819
Deferred income taxes....................................          5,945          5,737
Other noncurrent liabilities.............................         23,299         23,702
                                                           -------------   ------------
      Total liabilities..................................        730,553        698,636
                                                           -------------   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding................             --             --
   Common stock, $.01 par value; authorized 20,000,000
      shares; issued and outstanding 9,909,676 shares....             99             99
   Additional paid-in capital............................         28,206         28,206
   Notes receivable from stockholders....................         (1,427)        (1,355)
   Retained earnings.....................................         91,170         80,339
   Accumulated other comprehensive loss..................           (568)          (558)
                                                           -------------   ------------
      Total stockholders' equity.........................        117,480        106,731
                                                           -------------   ------------
                                                           $     848,033   $    805,367
                                                           =============   ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                   Twelve Weeks Ended              Forty Weeks Ended
                                              -----------------------------   -----------------------------
                                              March 8, 2002   March 9, 2001   March 8, 2002   March 9, 2001
                                              -------------   -------------   -------------   -------------
Revenues, net...............................  $     187,600   $     168,007   $     628,198   $     551,400
                                              -------------   -------------   -------------   -------------
Operating expenses:
   Salaries, wages and benefits.............        103,016          90,443         352,627         305,810
   Depreciation and amortization............         12,730          10,551          42,053          34,272
   Rent.....................................         11,556           9,496          38,171          28,253
   Provision for doubtful accounts..........          1,641           1,227           4,728           3,638
   Other....................................         37,220          36,418         138,782         127,712
                                              -------------   -------------   -------------   -------------
       Total operating expenses.............        166,163         148,135         576,361         499,685
                                              -------------   -------------   -------------   -------------
     Operating income.......................         21,437          19,872          51,837          51,715
Investment income...........................            159             177             458             432
Interest expense............................         (9,984)        (11,174)        (34,438)        (37,694)
                                              -------------   -------------   -------------   -------------
   Income before income taxes and
     cumulative effect of a change
     in accounting principle, net...........         11,612           8,875          17,857          14,453
Income tax expense..........................          4,464           3,424           7,026           5,596
                                              -------------   -------------   -------------   -------------
   Income before cumulative effect of a
     change in accounting principle, net....          7,148           5,451          10,831           8,857
 Cumulative effect of a change in
  accounting principle, net of income
  tax benefit of $484.......................             --              --              --            (790)
                                              -------------   -------------   -------------   -------------
     Net income.............................  $       7,148   $       5,451   $      10,831   $       8,067
                                              =============   =============   =============   =============

Net income per share:
Basic - Income before cumulative effect
   of a change in accounting principle,
   net......................................  $        0.72   $        0.58   $        1.09   $        0.93
Cumulative effect of a change in
   accounting principle, net of taxes.......             --              --              --           (0.08)
                                              -------------   -------------   -------------   -------------
       Net income...........................  $        0.72   $        0.58   $        1.09   $        0.85
                                              =============   =============   =============   =============
Diluted - Income before cumulative
   effect of a change in accounting
   principle, net...........................  $        0.71   $        0.57   $        1.07   $        0.92
Cumulative effect of a change in
   accounting principle, net of taxes.......             --              --              --           (0.08)
                                              -------------   -------------   -------------   -------------
       Net income...........................  $        0.71   $        0.57   $        1.07   $        0.84
                                              =============   =============   =============   =============

Weighted average common shares outstanding:
   Basic....................................      9,909,676       9,475,612       9,909,676       9,472,205
   Diluted..................................     10,007,466       9,562,771      10,085,650       9,570,968


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                   Notes                     Other
                                              Common Stock      Additional    Receivable             Comprehensive
                                          --------------------     Paid-in          from   Retained         Income
                                             Shares     Amount     Capital  Stockholders   Earnings         (Loss)      Total
                                          ---------  ---------  ----------  ------------  ---------  -------------  ---------
Balance at June 2, 2000.................  9,481,937  $      95  $   13,509  $     (1,186) $  64,668  $        (413) $  76,673

Comprehensive income:
  Net income............................         --         --          --            --     15,671             --     15,671
  Cumulative translation adjustment.....         --         --          --            --         --           (145)      (145)
                                                                                                                    ---------
    Total comprehensive income..........                                                                               15,526
Issuance of common stock................    441,012          4      12,078            --         --             --     12,082
Purchase of common stock................    (13,273)        --        (324)           --         --             --       (324)
Issuance of stockholder's notes
  receivable............................         --         --          --          (264)        --             --       (264)
Proceeds from collection of
  stockholders' notes receivable........         --         --          --            95         --             --         95
Reversal of pre-fresh start
  contingency...........................         --         --       2,943            --         --             --      2,943
                                          ---------  ---------  ----------  ------------  ---------  -------------  ---------
    Balance at June 1, 2001.............  9,909,676         99      28,206        (1,355)    80,339           (558)   106,731

Comprehensive income:
  Net income............................         --         --          --            --     10,831            --      10,831
  Cumulative translation adjustment.....         --         --          --            --         --            (10)       (10)
                                                                                                                    ---------
    Total comprehensive income..........                                                                               10,821
Issuance of stockholders' notes
  receivable............................         --         --          --          (107)        --             --       (107)
Proceeds from collection of
  stockholders' notes receivable........         --         --          --            35         --             --         35
                                          ---------  ---------  ----------  ------------  ---------  -------------  ---------
    Balance at March 8, 2002............  9,909,676  $      99  $   28,206  $     (1,427) $  91,170  $        (568) $ 117,480
                                          =========  =========  ==========  ============  =========  =============  =========


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Forty Weeks Ended
                                                           -----------------------------
                                                           March 8, 2002   March 9, 2001
                                                           -------------   -------------
Cash flows from operations:
  Net income...........................................    $      10,831   $       8,067
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.....................................           39,818          33,493
      Amortization of deferred financing costs,
        goodwill and other intangible assets...........            4,533           3,106
      Provision for doubtful accounts..................            4,728           3,638
      Gain on sales and disposals of property and
        equipment......................................             (407)           (377)
      Changes in operating assets and liabilities:
        Increase in receivables........................           (9,716)         (9,600)
        Decrease (increase) in prepaid expenses
          and supplies.................................              700          (1,341)
        Increase in other assets.......................             (348)           (743)
        Decrease in accounts payable, accrued
          expenses and other liabilities...............           (3,361)         (3,670)
      Other............................................              (10)            (50)
                                                           -------------   -------------
    Net cash provided by operating activities..........           46,768          32,523
                                                           -------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment..................          (76,190)        (68,003)
  Acquisition of previously constructed centers........               --          (3,500)
  Acquisition of new subsidiary, net of cash
    acquired...........................................               --         (15,318)
  Investment accounted for under the cost method.......               --         (10,074)
  Issuance of notes receivable.........................               --          (4,525)
  Proceeds from sales of property and equipment........            2,206          10,440
                                                           -------------   -------------
    Net cash used by investing activities..............          (73,984)        (90,980)
                                                           -------------   -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...................           57,060          92,078
  Payments on long-term borrowings.....................          (21,197)        (38,422)
  Proceeds from collection of stockholders' notes
    receivable.........................................               35              95
  Issuance of stockholders' notes receivable...........             (107)             --
  Purchases of common stock............................               --            (324)
  Bank overdrafts......................................             (605)          3,868
                                                           -------------   -------------
    Net cash provided by financing activities..........           35,186          57,295
                                                           -------------   -------------
      Increase (decrease) in cash and cash
        equivalents....................................            7,970          (1,162)
  Cash and cash equivalents at the beginning of
    the period.........................................            3,657           1,445
                                                           -------------   -------------
  Cash and cash equivalents at the end of the period...    $      11,627   $         283
                                                           =============   =============

Supplemental cash flow information:
  Interest paid........................................    $      37,588   $      41,145
  Income taxes paid, net...............................            7,653           2,925


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare Learning Centers, Inc. ("KinderCare") is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. At March 8, 2002, KinderCare operated a total of 1,265 early childhood education and care centers and served approximately 131,000 children and their families. Of the 1,265 centers, 1,263 were located in 39 states within the United States and two centers were located in the United Kingdom.

     In April 2001, KinderCare acquired Mulberry Child Care Centers, Inc. ("Mulberry"), a company comprised of 73 child care centers and 12 before- and after-school programs, which operate primarily in the northeastern region of the United States and California. In addition to the child care operations, KinderCare has invested in more broad-based education companies serving children, teenagers and young adults. KC Distance Learning, Inc., a wholly-owned subsidiary, offers an accredited high school program delivered through correspondence format and over the internet. Minority investments have been made in Chancellor Beacon Academies, Inc., a charter school management company, and Voyager Expanded Learning, Inc., the developer of Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth, and the provider of summer school programs for elementary and middle schools.

     The unaudited consolidated financial statements include the financial statements of KinderCare and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle due to the adoption in the first quarter of fiscal 2001 of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, necessary to present fairly the financial position of KinderCare at March 8, 2002, the results of operations for each of the twelve and forty week periods ended March 8, 2002 and March 9, 2001 and cash flows for the forty week periods ended March 8, 2002 and March 9, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

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

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                              Twelve Weeks Ended              Forty Weeks Ended
                                         -----------------------------   -----------------------------
                                         March 8, 2002   March 9, 2001   March 8, 2002   March 9, 2001
                                         -------------   -------------   -------------   -------------
Net income............................   $       7,148   $       5,451   $      10,831   $       8,067
Cumulative transaction adjustment.....             (66)            108             (10)            (50)
                                         -------------   -------------   -------------   -------------
                                         $       7,082   $       5,559   $      10,821   $       8,017
                                         =============   =============   =============   =============

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                              Twelve Weeks Ended              Forty Weeks Ended
                                         -----------------------------   -----------------------------
                                         March 8, 2002   March 9, 2001   March 8, 2002   March 9, 2001
                                         -------------   -------------   -------------   -------------
Basic weighted average common
  shares outstanding..................       9,909,676       9,475,612       9,909,676       9,472,205
Dilutive effect of options............          97,790          87,159         175,974          98,763
                                         -------------   -------------   -------------   -------------
Diluted weighted average
  common shares outstanding...........      10,007,466       9,562,771      10,085,650       9,570,968
                                         =============   =============   =============   =============

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

     SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of KinderCare's fiscal year 2003. KinderCare is evaluating the impact of the adoption of SFAS No. 142 and has not yet determined the effect of adoption on its financial position and results of operations. During the twelve and forty weeks ended March 8, 2002, goodwill amortization was $0.7 and $2.2 million, respectively.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. KinderCare's fiscal year ends on the Friday closest to May 31. The information presented refers to the twelve weeks ended March 8, 2002 as "the third quarter of fiscal 2002" and the twelve weeks ended March 9, 2001 as "the third quarter of fiscal 2001."

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

Results of Operations

Third Quarter of Fiscal 2002 compared to the Third Quarter of Fiscal 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                                                            Change
                                             Twelve   Percent         Twelve   Percent      Amount
                                        Weeks Ended        of    Weeks Ended        of   Increase/
                                      March 8, 2002  Revenues  March 9, 2001  Revenues  (Decrease)
                                      -------------  --------  -------------  --------  ----------
Revenues, net.......................  $     187,600    100.0%  $     168,007    100.0%  $   19,593
                                      -------------  --------  -------------  --------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense..................         95,325     50.8          84,046     50.0       11,279
    Field and corporate expense.....          7,691      4.1           6,397      3.8        1,294
                                      -------------  --------  -------------  --------  ----------
      Total salaries, wages and
        benefits....................        103,016     54.9          90,443     53.8       12,573
  Depreciation and amortization.....         12,730      6.8          10,551      6.3        2,179
  Rent..............................         11,556      6.2           9,496      5.7        2,060
  Other.............................         38,861     20.7          37,645     22.4        1,216
                                      -------------  --------  -------------  --------  ----------
    Total operating expenses........        166,163     88.6         148,135     88.2       18,028
                                      -------------  --------  -------------  --------  ----------
      Operating income..............  $      21,437     11.4%  $      19,872     11.8%  $    1,565
                                      =============  ========  =============  ========  ==========

     Revenues, net. Net revenues increased $19.6 million, or 11.7%, to $187.6 million in the third quarter of fiscal 2002 from the same period last year. The increase was primarily due to additional net revenues contributed by 73 Mulberry centers acquired in the fourth quarter of fiscal 2001 and newly opened centers. KinderCare opened nine new centers in the third quarter of fiscal 2002 compared to five centers opened or acquired in the same period last year. In the third quarter of fiscal 2002, two centers were closed while three centers were closed during the third quarter of fiscal 2001.

     The average tuition rate increased $7.99, or 6.1%, to $138.47 from $130.48 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened and acquired centers. Occupancy declined to 62.9% from 66.4% for the same period last year due to reduced full-time equivalent attendance within the older center population. Total licensed capacity was approximately 166,000 and 150,000 at the end of the third quarter of fiscal 2002 and 2001, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $12.6 million, or 13.9%, to $103.0 million from the same period last year. The expense directly associated with the centers was $95.3 million, an increase of $11.3 million from the same period last year. The increase was primarily due to costs associated with newly opened and acquired centers and overall higher staff wage rates. The expense related to field management and corporate administration was $7.7 million, an increase of $1.3 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 50.8% from 50.0% for the same period last year. See "Wage Increases." Total salaries, wages and benefits expense as a percentage of net revenues was 54.9% for the third quarter of fiscal 2002 compared to 53.8% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $2.2 million to $12.7 million from the same period last year. The increase was due to newly opened and acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $2.1 million to $11.6 million from the same period last year. The increase was primarily due to the acquisition of 73 Mulberry leased centers in the fourth quarter of fiscal 2001. See "Liquidity and Capital Resources." The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $1.2 million, or 3.2%, to $38.9 million from the same period last year. The increase was due primarily to additional center-related costs from the newly opened and acquired centers. Other operating expenses as a percentage of net revenues declined to 20.7% from 22.4% for the same period last year. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $21.4 million, an increase of $1.6 million, or 7.9%, from the same period last year. The increased operating income was primarily contributed by the newly opened and acquired centers, offset partially by lower occupancy. Operating income as a percentage of net revenues was 11.4% compared to 11.8% for the same period last year.

     Interest expense. Interest expense was $10.0 million compared to $11.2 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 7.2% and 9.5% for the third quarter of fiscal 2002 and 2001, respectively.

     Income tax expense. Income tax expense was $4.5 and $3.4 million during the third quarter of fiscal 2002 and 2001, respectively. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $7.1 million, an increase of $1.7 million, or 31.1%, from the same period last year. The increase was due to additional operating income generated by the new and acquired centers and lower interest costs. Basic and diluted net income per share were $0.72 and $0.71, respectively, for the third quarter of fiscal 2002. For the third quarter of fiscal 2001, basic and diluted net loss per share were $0.58 and $0.57, respectively.

     EBITDAR. Earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") was calculated as follows, with dollars in thousands:

                                              Twelve Weeks Ended
                                        -----------------------------
                                        March 8, 2002   March 9, 2001
                                        -------------   -------------
     Net income......................   $       7,148   $       5,451
     Interest expense, net...........           9,825          10,997
     Income tax expense..............           4,464           3,424
     Depreciation and amortization...          12,730          10,551
     Rent expense....................          11,556           9,496
                                        -------------   -------------
        EBITDAR......................   $      45,723   $      39,919
                                        =============   =============

     The increase in EBITDAR of $5.8 million, or 14.5%, from the same period last year was due primarily to the addition of the Mulberry centers and growth in the newer centers, offset partially by declines within the older center population. EBITDAR as a percentage of net revenues was 24.4% and 23.8% for the third quarter of fiscal 2002 and 2001, respectively. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be similar for all companies.

Forty Weeks ended March 8, 2002 compared to the Forty Weeks ended March 9, 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands:

                                                                                            Change
                                              Forty   Percent          Forty   Percent      Amount
                                        Weeks Ended        of    Weeks Ended        of   Increase/
                                      March 8, 2002  Revenues  March 9, 2001  Revenues  (Decrease)
                                      -------------  --------  -------------  --------  ----------
Revenues, net.......................  $     628,198    100.0%  $     551,400    100.0%  $   76,798
                                      -------------  --------  -------------  --------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense..................        327,739     52.2         284,364     51.6       43,375
    Field and corporate expense.....         24,888      3.9          21,446      3.9        3,442
                                      -------------  --------  -------------  --------  ----------
      Total salaries, wages and
        benefits....................        352,627     56.1         305,810     55.5       46,817
  Depreciation and amortization.....         42,053      6.7          34,272      6.2        7,781
  Rent..............................         38,171      6.1          28,253      5.1        9,918
  Other.............................        143,510     22.8         131,350     23.8       12,160
                                      -------------  --------  -------------  --------  ----------
    Total operating expenses........        576,361     91.7         499,685     90.6       76,676
                                      -------------  --------  -------------  --------  ----------
      Operating income..............  $      51,837      8.3%  $      51,715      9.4%  $      122
                                      =============  ========  =============  ========  ==========

     Revenues, net. Net revenues increased $76.8 million, or 13.9%, to $628.2 million in the forty weeks ended March 8, 2002 from the same period last year. The increase was primarily due to additional net revenues contributed by 73 Mulberry centers acquired in the fourth quarter of fiscal 2001 and the newly opened centers. KinderCare opened 31 new centers in the forty weeks ended March 8, 2002 compared to 30 opened or acquired in the same period last year. In the forty weeks ended March 8, 2002, eight centers were closed while 43 centers were closed during the same period last year.

     The average tuition rate increased $8.88 or 6.9%, to $136.92 from $128.04 for the same period last year due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened and acquired centers. Occupancy declined to 65.0% from 67.5% for the same period last year due to reduced full-time equivalent attendance within the older center population.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $46.8 million, or 15.3%, to $352.6 million from the same period last year. The expense directly associated with the centers was $327.7 million, an increase of $43.4 million from the same period last year. The increase was primarily due to costs associated with newly opened and acquired centers and overall higher staff wage rates. The expense related to field management and corporate administration was $24.9 million, an increase of $3.4 million from the same period last year.

     At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 52.2% from 51.6% for the same period last year. Total salaries, wages and benefits expense as a percentage of net revenues was 56.1% for the forty weeks ended March 8, 2002 compared to 55.5% for the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $7.8 million to $42.1 million from the same period last year. The increase was due to newly opened and acquired centers, recent renovation spending and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $9.9 million to $38.2 million from the same period last year. The increase was primarily due to the acquisition of 73 Mulberry leased centers in the fourth quarter of fiscal 2001 and rent from the synthetic lease facility used to finance new center construction. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $12.2 million, or 9.3%, to $143.5 million from the same period last year. The increase was due primarily to additional center-related costs from the newly opened and acquired centers. Other operating expenses as a percentage of net revenues declined to 22.8% from 23.8% for the same period last year.

     Operating income. Operating income was $51.8 million, an increase of $0.1 million, or 0.2%, from the same period last year. The increased operating income was primarily contributed by the newly opened and acquired centers, offset partially by lower occupancy within the older center population. Included in operating income was $9.9 million of increased rent expense and $7.8 million of additional depreciation and amortization expense over the same period last year. Operating income as a percentage of net revenues was 8.3% compared to 9.4% for the same period last year.

     Interest expense. Interest expense was $34.4 million compared to $37.7 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. KinderCare's weighted average interest rate on its long-term debt, including amortization of deferred financing costs, was 7.8% and 10.1% for the forty weeks ended March 8, 2002 and March 9, 2001, respectively.

     Income tax expense. Income tax expense was $7.0 and $5.6 million during the forty weeks ended March 8, 2002 and March 9, 2001, respectively. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $10.8 million, an increase of $2.8 million, or 34.3%, from the same period last year. The increase was due to lower interest costs and slightly improved operating income. KinderCare implemented SAB No. 101 in the first quarter of fiscal 2001, which resulted in a one-time charge of $0.8 million of fee revenues, net of taxes. The $0.8 million one-time charge was recorded as a cumulative effect of a change in accounting principle. Basic and diluted net income per share were $1.09 and $1.07, respectively, for the forty weeks ended March 8, 2002. For the forty weeks ended March 9, 2001, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.93 and $0.92, respectively, and were $0.85 and $0.84, respectively, after such effect.

     EBITDAR. Earnings, adjusted for the cumulative effect of a change in accounting principle, before interest, taxes, depreciation, amortization and rent ("EBITDAR") was calculated as follows, with dollars in thousands:

                                              Forty Weeks Ended
                                         -----------------------------
                                         March 8, 2002   March 9, 2001
                                         -------------   -------------
     Net income......................... $      10,831   $       8,067
     Interest expense, net..............        33,980          37,262
     Income tax expense.................         7,026           5,596
     Depreciation and amortization......        42,053          34,272
     Rent expense.......................        38,171          28,253
     Cumulative effect of a change
       in accounting principle, net
       of tax...........................            --             790
                                         -------------   -------------
         EBITDAR........................ $     132,061   $     114,240
                                         =============   =============

     The increase in EBITDAR of $17.8 million, or 15.6%, from the same period last year was due primarily to the addition of the Mulberry centers and the growth in the newer centers. EBITDAR as a percentage of net revenues was 21.0% and 20.7% for the forty weeks ended March 8, 2002 and March 9, 2001, respectively. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of KinderCare's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be similar for all companies.

Liquidity and Capital Resources

     KinderCare's principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility, which terminates on February 13, 2004. At March 8, 2002, KinderCare had drawn $205.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $26.3 million and had funded $97.9 million under the synthetic lease facility discussed below. KinderCare's availability under the revolving credit facility at March 8, 2002 was $68.7 million.

     KinderCare's consolidated net cash provided by operating activities for the forty weeks ended March 8, 2002 was $46.8 million compared to $32.5 million in the same period last year. The increase in net cash flow was due to changes in working capital. Cash and cash equivalents totaled $11.6 million at March 8, 2002, compared to $3.7 million at June 1, 2001.

     KinderCare's $100.0 million synthetic lease facility closed on February 13, 2001 with $97.9 drawn and will mature on February 13, 2004. Under the synthetic lease facility, a third-party lessor financed construction of 44 centers for lease to KinderCare for a three to four year period, which might be extended, subject to the consent of the lenders. KinderCare is contingently liable for a significant portion of the cost through a residual guarantee, but will have the right to acquire the property for its original cost at the end of the lease term. The related leases are classified as operating leases for financial reporting purposes.

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

     In the forty weeks ended March 9, 2001, KinderCare's acquisition spending, including transaction fees, totaled $18.8 million in cash for a distance learning company and two independent child care centers. In addition, KinderCare made a minority investment of $10.1 million in an education-based company. During the forty weeks ended March 9, 2001, convertible notes receivable of $4.5 million were issued to a company in which KinderCare holds a minority investment. In the third quarter of fiscal 2002, $2.2 million of such notes were converted into additional shareholdings of the subject company.

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

Capital Expenditures

     During the forty weeks ended March 8, 2002 and March 9, 2001, KinderCare opened 31 and 28 new centers, respectively. KinderCare expects to open approximately 35 new centers this year and to continue its practice of closing centers that are identified as not meeting performance expectations. In addition, KinderCare may acquire existing centers from local or regional early childhood education and care providers. KinderCare may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet its targets for new center additions or meet targeted deadlines for development of new centers.

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

     Capital expenditures included the following, with dollars in thousands:

                                              Forty Weeks Ended
                                         -----------------------------
                                         March 8, 2002   March 9, 2001
                                         -------------   -------------
     New center development............. $      52,578   $      32,579
     Renovation of existing
       facilities.......................        15,120          28,673
     Equipment purchases................         6,050           4,595
     Information systems purchases......         2,442           2,156
                                         -------------   -------------
                                         $      76,190   $      68,003
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

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

     KinderCare's significant accounting policies are described in note 1 to the consolidated financial statements included in KinderCare's Annual Report on Form 10-K for the fiscal year ended June 1, 2001. The following accounting policies are considered critical to the preparation of KinderCare's financial statements due to the estimation processes and business judgment involved in their application.

     Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. KinderCare's net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

     Accounts receivable. KinderCare's accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. KinderCare uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. Under the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, KinderCare assesses the potential impairment of property and equipment, identifiable intangibles and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. KinderCare will adopt SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal year 2003. See "Recently Issued Accounting Standards".

     Self-insurance obligations. KinderCare self-insures a portion of its general liability, workers' compensation, auto, property and employee medical insurance programs. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. KinderCare estimates the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. KinderCare's internal estimates are reviewed annually by a third party actuary. While management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company's financial position, cash flows or results of operations.

     Income taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. KinderCare estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, KinderCare would be required to take a charge, which could have a material effect on KinderCare's financial position or results of operations.

Recently Issued Accounting Standards

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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.1% of net revenues for the forty weeks ended March 8, 2002. KinderCare believes that, through increases in its tuition rates, it can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, KinderCare may not be able to increase its rates sufficiently to offset such increased costs. KinderCare continually evaluates its wage structure and may implement changes at targeted local levels.

Forward Looking Statements

     When used in this document, press releases and elsewhere by KinderCare or management from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements, within the meaning of federal securities law, concerning KinderCare's operations, economic performance and financial condition, including, in particular, the number of early childhood education and care centers expected to be added in future years, the profitability of newly opened centers, capital expenditure levels, the ability to refinance or incur additional indebtedness, planned transactions and changes in operating systems and policies and their intended results and similar statements concerning anticipated future events and expectations that are not historical facts.

     These forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of KinderCare, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in KinderCare's forward-looking statements, including: the effects of economic conditions; federal and state legislation regarding welfare reform, transportation safety and minimum wage increases; competitive conditions in the child care and early education industries; availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues; various factors affecting occupancy levels; availability of sites and/or licensing or zoning requirements affecting new center development; the availability of financing or additional capital; the ability to integrate acquisitions; and other risk factors that are discussed in this report and, from time to time, in other

Securities and Exchange Commission reports and filings. One or more of the foregoing factors may cause actual results to differ materially from those expressed in or implied by the statements herein.

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

Interest Rates

     KinderCare's exposure to market risk for changes in interest rates relates primarily to debt obligations. KinderCare has no cash flow exposure due to rate changes on its 9.5% senior subordinated notes aggregating $290.0 million at March 8, 2002. KinderCare also has no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $7.7 million at March 8, 2002. However, KinderCare does have cash flow exposure on its revolving credit facility, its term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $265.1 million at March 8, 2002. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.6 and $0.5 million in the twelve weeks ended March 8, 2002 and March 9, 2001, respectively. The change in interest expense would have been approximately $1.9 and $1.5 million in the forty weeks ended March 8, 2002 and March 9, 2001, respectively.

     KinderCare has cash flow exposure on its synthetic lease facility subject to variable LIBOR pricing. KinderCare also has cash flow exposure on its vehicle leases with variable interest rates. A 1% change in the LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.4 and $0.6 million in the twelve weeks ended March 8, 2002 and March 9, 2001, respectively. The change in rent expense would have been approximately $1.2 and $1.8 million in the forty weeks ended March 8, 2002 and March 9, 2001, respectively.

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

                                     PART II

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with this document or incorporated herein by reference:

     (a)     Exhibits:  None.

     (b)     Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2002.

                                     KINDERCARE LEARNING CENTERS, INC.


                               By:          /s/ DAVID J. JOHNSON
                                  ------------------------------------------
                                              David J. Johnson
                                   Chief Executive Officer and Chairman of
                                           the Board of Directors
                                        (Principal Executive Officer)


                               By:            /s/ ROBERT ABELES
                                  ------------------------------------------
                                                 Robert Abeles
                                           Executive Vice President,
                                            Chief Financial Officer
                                      (Principal Financial and Accounting
                                                   Officer)