Form 10-K
period 2002-05-31
KINDERCARE LEARNING CENTERS INC /DE
filed 2002-08-28
CIK 832812

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K
                               -------------------

                                   (Mark One)
            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are "affiliates") at August 23, 2002 was $9,727,538.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 23, 2002 was 19,699,514.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I........................................................................ 1

     Item 1.  Business........................................................ 1
     Item 2.  Properties......................................................15
     Item 3.  Legal Proceedings...............................................17
     Item 4.  Submission of Matters to a Vote of Security Holders.............17

Part II.......................................................................18

     Item 5.  Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................18
     Item 6.  Selected Historical Consolidated Financial and Other Data.......20
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................22
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk......33
     Item 8.  Financial Statements and Supplementary Data.....................34
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................54

Part III......................................................................55

     Item 10. Directors and Executive Officers of the Registrant..............55
     Item 11. Executive Compensation..........................................58
     Item 12. Security Ownership of Certain Beneficial Owners.................61
     Item 13. Certain Relationships and Related Transactions..................63

Part IV.......................................................................65

     Item 14. Exhibits and Financial Statement Schedules......................65

Signatures....................................................................69

                                     PART I

                                ITEM 1. BUSINESS

Forward-Looking Statements

     KinderCare has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs;our projected cash flow; and our marketing efforts to sell and lease back centers. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.

     Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved. Actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

     o  the effects of general economic conditions;

     o  competitive conditions in the child care and early education industries;

     o various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

     o the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

     o federal and state regulations regarding changes in child care assistance programs, welfare reform, transportation safety, minimum wage increases and licensing standards;

     o  the loss of government funding for child care assistance programs;

     o  our inability to successfully execute our growth strategy;

     o  the availability of financing or additional capital;

     o our difficulty in meeting or inability to meet our obligations to repay our indebtedness;

     o the availability of sites and/or licensing or zoning requirements that may make us unable to open new centers;

     o  our ability to integrate acquisitions;

     o our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

     o  our inability to obtain insurance at the same levels;

     o the effects of potential environmental contamination existing on any real property owned or leased by us; and

     o other risk factors that are discussed in this report and, from time to time, in our other Securities and Exchange Commission reports and filings.

     We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

     KinderCare is the leading for-profit provider of early childhood education and care in the United States. At August 23, 2002, we served approximately 119,000 children and their families at 1,261 child care centers. At our child care centers, we provide educational services to infants and children up to twelve years of age. However, the majority of the children are from six weeks to five years old. The total licensed capacity at our centers was approximately 166,000 at August 23, 2002.

     We operate child care centers under two brands as follows:

     o KinderCare - At August 23, 2002, we operated 1,189 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 72 Mulberry centers and 12 before- and after-school programs at August 23, 2002. Mulberry operates primarily in the northeast region of the United States and southern California. We acquired Mulberry in April 2001.

     Within each brand we operate two types of centers: community centers and employer-sponsored centers. The vast majority are community centers. Our employer-sponsored centers partner with companies to provide on-site or near-site education and child care for the families of their employees.

     Our centers are open year round. The hours vary by location, although Monday through Friday from 6:30 a.m. to 6:00 p.m. is typical. Children are usually enrolled on a weekly basis for either full- or half-day sessions. Hourly enrollment is permitted where capacity allows. Tuition rates vary for children of different ages and by location.

     Center-based child care continues to be our primary business. However, we have also acquired, invested in or entered into alliances with more broad-based education companies. These companies provide educational content and services to children, teenagers and young adults, as described below:

     Distance Learning. Our subsidiary, KC Distance Learning, Inc., is based in Bloomsburg, Pennsylvania. KC Distance Learning operates three business units as follows:

     o Keystone National High School, an accredited correspondence-based high school program;

     o Keystone eSchool, which provides the on-line delivery of most of the same courses as Keystone National High School; and

     o the Learning and Evaluation Center, which provides subject extension or make-up and extra credit courses to high school students.

     KC Distance Learning sells and/or delivers its high school curriculum over the kcdistancelearning.com, keystonehighschool.com and creditmakeup.com websites. The information on our websites is not incorporated by reference in this report.

     Charter Schools. Charter schools have emerged as a publicly-funded alternative to public schools in those states that have passed enabling legislation. We have a minority equity investment in and have made a loan to Chancellor Beacon Academies, Inc., a charter school management company based in Westborough, Massachusetts. At August 23, 2002, Chancellor Beacon operates charter and private schools primarily in the northeastern region of the United States.

     Educational Content and Delivery for Public Schools. We have a minority equity investment in Voyager Expanded Learning, Inc., which is based in Dallas, Texas. Voyager developed Universal Literacy Systems(TM), a reading program for students in grades kindergarten through six. They also provide summer school programs to elementary and middle schools.

     Educational Content and Delivery Within Our Centers. We partner with Gateway Learning Corporation to deliver the Hooked on Phonics(R) reading and literacy program in selected centers. Hooked on Phonics enhances the educational services offered to children four years and older attending our centers. During fiscal year 2002, over 800 of our centers offered the four-week program.

     Our principal executive offices are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232. Our telephone number is (503) 872-1300. Our website addresses include kindercare.com, kindercareatwork.com, mulberrychildcare.com, kcdistancelearning.com, keystonehighschool.com and creditmakeup.com. The information on our websites is not incorporated by reference in this report.

Business Strategy

     We are pursuing a business strategy containing the following key elements:

     Continue to Open and Acquire Centers. We plan to expand by opening approximately 30 to 35 new centers per year. We target locations where we believe the market for center-based child care will support tuition rates higher than our current average rates. We believe there continue to be opportunities to locate centers in many attractive markets across the United States. During fiscal year 2002, we opened 35 new centers. We have opened six new centers from the end of fiscal year 2002 to August 23, 2002.

     We also plan to continue making selective acquisitions of existing high-quality regional operators. We believe our strong market position enhances our opportunities to capitalize on consolidation of the highly fragmented child care segment of the education industry.

     Capitalize on Strong Brand Identity and Reputation. Our high quality educational and child care services, developed over 30 years, have resulted in a strong brand identity and reputation in an industry where personal trust and parent referrals play an important role in attracting new customers. We believe this brand recognition enhances our new center marketing efforts and encourages potential customers to try our centers. Throughout all of our communications, we reinforce our image as the market leader with a caring, well-trained staff and high quality resources. These communications include informational brochures, parent handbooks, advertising and marketing materials.

     We believe our market position makes us an attractive strategic partner for companies with compatible products and services and our large, nationwide customer base gives us a valuable distribution network for these companies' products and services. Such companies include Hooked on Phonics(R) and Portrait Industries. Our market position also gives us the ability to spread the costs of programs and services over a large number of centers.

     Pursue Strategic Growth Through Acquisitions and Investments. We plan to continue to pursue opportunities with companies in our industry that offer educational content and services to children, teenagers and adults. These opportunities may include acquisitions, investments and alliances. We believe these opportunities would complement our center-based educational services and would make us a more competitive and broad-based education company. The areas we plan to pursue include the following:

     o  Educational content and services,

     o  Distance learning,

     o  Charter schools, and

     o  Private schools.

     Expand Employer-Sponsored Child Care Services. Due to the changing demographics of today's workforce and the prevalence of dual career families, a growing number of companies are providing child care benefits in the form of subsidies or availability. We attempt to meet this need by partnering with companies to provide on-site or near-site child care to attract and retain employees. We intend to pursue growth in this area through expanded relationships with our existing customers, as well as expansion of our customer base through internal growth, selective acquisitions and strategic alliances.

     Increase Existing Center Revenue. We have ongoing initiatives to increase center revenue by:

     o  sharing best practices;

     o  providing incentives for center directors;

     o  using targeted marketing;

     o  recruiting, retaining and training qualified staff; and

     o  maintaining competitive tuition pricing.

     In order to better support our centers, we implemented a center visitation program in fiscal year 2002. The program requires management to visit centers and provides an automated way to collect best practices and assess quality.

     In fiscal year 2003, we expanded our bonus program to reward center directors for enrollment growth, in addition to overall operating profit performance.

     Our local marketing efforts include direct mail solicitation, telephone directory and internet yellow pages and customer referrals. These methods communicate to parents our commitment to quality care. We emphasize our nurturing environment, educational programs, quality staff and excellent facilities and equipment.

     We focus on recruiting and retaining high quality center personnel. We believe a high quality teaching and administrative staff is a key factor in customer retention and increasing center occupancy.

     Tuition rates are typically adjusted company-wide each year in the fall. However, we implement market specific rate increases in centers where the quality of our services, demand and other market conditions support such increases. See "Tuition."

     Further Enhance Our Educational Programs. We have developed high quality proprietary curricula of age-specific learning programs based on the latest educational research. All of our educational programs are designed to respond to the needs of the children and parents we serve and to prepare children for success in school and in life. We provide curriculum-specific training for our staff to enable effective delivery of our programs. We periodically revise our educational programs to take advantage of the latest developments in early childhood education.

     Improve Our Operational Efficiencies. We believe strong overhead controls will help us to contain costs. In fiscal year 2002, we implemented an automated labor management tool to assist center directors in scheduling and meeting labor productivity targets. We also commenced a roll-out at the end of fiscal year 2002 of an automated purchasing system. The purchasing system allows us to limit the types of items available for purchase and track expenditures against budget at the point of purchase. We plan to continue our focus on center-level economics, which makes each center director accountable for center expenditures. We believe this focus has a positive effect on cost control at our centers.

     Increase Number of Accredited Centers. Although not mandated by any regulatory authority, we pursue accreditation of our centers by the National Association for the Education of Young Children, referred to as NAEYC. NAEYC is a national organization that has established comprehensive criteria for providing quality early childhood education and care. We believe that the accreditation process strengthens the quality of our centers by motivating the teaching staff and enhancing their understanding of developmentally-appropriate early childhood practices. At August 23, 2002, we had 510 accredited centers and approximately 500 centers in various stages of the accreditation process.

Educational Programs

     We have developed a complete array of educational programs, including five separate proprietary age-specific curricula. Our educational programs recognize the importance of using high quality, research-based curriculum materials designed to create a rich and nurturing learning environment for children. The programs are revised on a rotating basis to take advantage of the latest research in child development.

     Our educational programs and materials are designed to respond to the needs of our children, parents and families and to prepare children for success in school and in life. Specifically, we focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically.

     Training. We provide curriculum-specific training for teachers and caregivers to assist them in effectively delivering our programs. Each curriculum is designed to provide teachers with the necessary materials and enhancements to enable effective delivery based on the resources and needs of the local community. We emphasize selection of staff who are caring adults responsive to the needs of children. We strive to give each teacher the opportunity, training and resources to effectively implement the best in developmentally and age appropriate practice. Opportunities for professional growth are available through company-wide training such as the Certificate of Excellence Program. We also make available more advanced training opportunities, including tuition reimbursement for employment-related college courses or course work in obtaining a Child Development Associate credential.

     Infant and Toddler Curricula. Our infant and toddler program, Welcome to Learning(R), is designed for children ages six weeks to two years. The infant component, for children from six weeks to

15 months, is based on building relationships with the child and the family and focuses on providing a safe and nurturing environment. The toddler component lets children from 12 to 24 months feel free to explore and discover the world around them.

     Two-Year-Old Curriculum. Our Early Learning Curriculum focuses on using the latest research in brain development to provide learning experiences for children during one of their most critical developmental stages. This curriculum provides children with opportunities to explore and discover the world around them with both daily and long-term extended activities and projects. The Early Learning Curriculum is offered for children from 24 to 36 months.

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

     Kindergarten Curriculum. For five-year-olds, we offer the Kindergarten at KinderCare ... Journey to Discovery(R) program. The thematic program incorporates resources developed by The DLM Early Childhood Program, published by McGraw-Hill Companies. Children learn through play, hands-on exploration, activities and experiences that are real world and sensory in nature. This curriculum emphasizes reading development, beginning math concepts and those skills necessary to give children the confidence to succeed in school. Our kindergarten is offered in approximately two-thirds of our child care centers and meets state requirements for instructional curriculum prior to first grade.

     School-Age Curriculum. Our KC Imagination Highway(R) program is a project-based curriculum designed for children ages six to twelve. The program includes a number of challenging activities and projects designed to stimulate the imagination of elementary school-agers through researching, designing, building, decorating and presenting. This program meets the needs of parents looking for content rich after-school experiences that keep school-age children interested and involved.

     Summer Curriculum. We offer a summer program called Summer ExplorationsSM to elementary school-agers. This program is a fun-filled, academic-based curriculum of 10 weekly themes selected from the following 15 topics:

     o  Abracadabra                    o  Mega Machines
     o  Act It Out                     o  Outer Space
     o  American Pride                 o  Rap, Rhythm & Rock
     o  At Head of the Class           o  Science Mania

     o  Can You Dig It                 o  Tournament of Games
     o  Cartooning                     o  Up, Up & Away
     o  Crazy Creations                o  Wild, Wild Wilderness
     o  Foodle For Your Noodle

     Accreditation. We continue to stress the importance of offering high quality programs and services to children and families. Currently, we have 510 centers accredited by NAEYC. See "Business Strategy, Increase Number of Accredited Centers."

Employer-Sponsored Child Care Services

     Through KinderCare At Work(R), we offer a more flexible format for our services by individually evaluating the needs of each sponsoring company to find the appropriate format to fit its needs for on-site or near-site employee child care. Our current relationships with employers include centers owned or leased by us and various forms of management contracts. The management contracts generally provide for a three- to five-year initial period with renewal options ranging from two to five years. Our compensation under existing agreements is generally based on a fixed fee with annual escalations. KinderCare At Work(R) can also assist organizations in one or more aspects of implementing a child care related benefit, including needs assessments, financial analysis, architectural design and development plans.

     At August 23, 2002, we operated 47 on-site/near-site employer-sponsored early childhood education and care centers for 43 different employers, including Universal Studios Florida, Saturn, Fred Meyer, LEGO Systems and several other businesses, universities and hospitals. Of the 47 employer-sponsored centers, 42 were owned or leased by us and five were operated under management fee contracts.

     We also offer back-up child care, a program that utilizes our existing centers to provide back-up child care services to the employees of subscribed employers. Current clients include Universal Studios Florida, Prudential, US Cellular and KPMG.

     KinderCare At Work's(R) website address is kindercareatwork.com. The information on our websites is not incorporated by reference into this report.

Marketing, Advertising and Promotions

     We conduct our marketing efforts through various promotional activities and customer referral programs. Additionally, we utilize targeted direct mail, telephone and internet yellow pages advertising, access to informative and user-friendly websites and newspaper and magazine advertisements. We continually evaluate the effectiveness of our marketing efforts and attempt to use the most cost-effective means of advertising. We have improved our ability to gain information about our current and potential customers to better target our direct marketing efforts and have focused more attention on marketing to our existing customers in an effort to increase retention of those customers. We offer ongoing sales and service training that focuses on enrollment and retention of families. Currently, interested customers can call toll-free or access our internet websites, kindercare.com and mulberrychildcare.com, to locate their nearest center or obtain information. The information on our websites is not incorporated by reference in this report.

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

Tuition

     We determine tuition charges based upon a number of factors, including the age of the child, full- or part-time attendance, location and competition. Tuition is generally collected on a weekly basis, in advance. Tuition rates are typically adjusted company-wide each year in the fall. However, we may adjust individual center rates at any time based on competitive position, occupancy levels and consumer demand. Our focus on center-level economics has enabled us to better implement market specific increases in rates without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. Our weighted average tuition rate on a weekly basis was as follows:

                           o Fiscal Year 2002 $137.72

                           o Fiscal Year 2001 $129.34

                           o Fiscal Year 2000 $120.75

Seasonality

     New enrollments are generally highest during the traditional fall "back to school" period and after the calendar year-end holidays. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holidays.

Site Selection for New Centers

     We seek to identify attractive new sites for our centers in large, metropolitan markets and smaller, growth markets that meet our operating and financial goals. We look for sites where we believe the market for our services will support tuition rates higher than our current average rates. Our real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development. These studies include analysis of land prices, development costs, competitors, tuition pricing and demographic data such as population, age, household income and employment levels. In addition, we review state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing and probability of receiving the necessary approvals to construct and operate a new center.

     We target sites that offer convenience for our customers, are located in appealing markets and provide opportunities for drive-by interest. We make specific site location decisions for new centers based upon a detailed site analysis that includes feasibility and demographic studies, as well as comprehensive financial modeling. Within a prospective area, we often analyze several alternative sites. Each potential site is evaluated against our standards for location, convenience, visibility, traffic patterns, size, layout, affordability and functionality, as well as potential competition.

     Our real estate and development staff work closely with our operations, purchasing, human resources and marketing personnel to streamline the new center opening process. We believe this results in a more efficient transition of new centers from the construction phase to field operation.

Our Real Estate Asset Management Program

     At August 23, 2002, we owned 764, or 61%, of our 1,261 centers. Those owned centers have an approximate net book value of $544.5 million, which includes land, building and equipment costs.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 65 to 75 centers. The resulting leases are expected to be classified as operating leases. We would continue to manage the operations of any centers that are sold in such transactions. By August 23, 2002, we had completed sales totaling $15.9 million and were in the process of negotiating another $55.0 million of sales. We expect this effort to continue into fiscal year 2004, assuming the market for such transactions remains favorable.

     During fiscal years 2001 and 2000, we used a synthetic lease facility to construct 44 centers. The related leases are classified as operating leases for financial reporting purposes. See "Liquidity and Capital Resources."

     We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, our asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives. If a center continues to underperform, exit strategies are employed in an attempt to minimize our financial liability. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 2002, we closed 13 centers. From the end of fiscal year 2002 to August 23, 2002, nine centers were closed.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of seven surplus properties in fiscal year 2002. From the end of fiscal year 2002 to August 23, 2002, two surplus properties were sold. We were in the process of marketing an additional six surplus properties at August 23, 2002.

Employees

     At August 23, 2002, we employed approximately 27,000 people. Of these employees, over 26,000 were employed in our centers. Center employees include the following:

     o  center directors,

     o  assistant directors,

     o  regular full- and part-time teachers,

     o  temporary and substitute teachers

     o  teachers' aides, and

     o  non-teaching staff, including cooks and van drivers.

     There are approximately 310 employees in the corporate headquarters and 330 field management and support personnel. Approximately 6.6% of our 27,000 employees, including all management and supervisory personnel, are salaried. All other employees are paid on an hourly basis. We do not have an agreement with any labor union and believe that we have good relations with our employees.

Human Resources

     Regional and Center Personnel. At August 23, 2002, our KinderCare centers were organized into three geographic regions, each headed by a Region Vice President. The Region Vice Presidents are supported by a total of six region manager and 81 area manager positions. The six region manager positions are responsible for supervising operations in our most important geographic markets. At August 23, 2002, our Mulberry centers were supervised by a Vice President of Operations and nine region director positions. Region management also includes controllers, human resource managers and accreditation managers assigned to each region.

     Individual centers are managed by a center director and, in most cases, an assistant director. All center directors participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations. During fiscal year 2002, we conducted a center director retention survey. We believe the results of the survey reflect overall center director satisfaction. As a result of the survey, we revised the center director bonus plan in fiscal year 2003 to increase the focus on customer retention and new enrollments. We continue to use the results to construct initiatives to increase our support of the center directors, as well as improve business performance.

     Due to high employee turnover rates in the child care segment of the education industry in general, we emphasize recruiting and retaining qualified personnel. The turnover of personnel experienced by us and other providers in our industry results in part from the fact that a significant portion of our employees earn entry-level wages and are part-time employees.

     Training Programs. All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Our basic orientation and staff training program is delivered via a video series. Additionally, we have developed and implemented training programs to certify personnel as teachers of various age groups in accordance with our internal standards and in connection with our age-specific educational programs. We offer ongoing sales and service training to center directors and area managers that focuses on enrollment and retention of families, training on delivery of our educational programs, health and safety related training. Center staff also participate in ongoing in-service training as required by state licensing authorities, most of which is focused on education and child health and safety related issues.

     Employee Benefits. The corporate human resources department monitors salaries and benefits for competitiveness. In fiscal year 2002, the processing of benefits was automated company-wide. Employees can enroll, make changes and disenroll from all benefit plans via their computers or telephones.

Communication and Information Systems

     We have a fully automated information, communication and financial reporting system for our centers. This system uses personal computers and links every center and regional office to the corporate headquarters. The system is designed to provide timely information on items such as net revenues, expenses, enrollments, attendance, payroll and staff hours. In fiscal year 2002, we implemented a web-based purchase order system for our centers that is integrated into our financial systems.

     Our nationwide network includes the internet and company-wide intranet and email applications. Through the use of Netscape Navigator(R) software, our intranet allows center directors to have immediate access to corporate information and provides center directors with the ability to distribute reports, update databases and revise center listings on a daily basis. We regularly seek new uses for our intranet as a tool to communicate with our centers. For example, in fiscal year 2002, we implemented a center visitation program. The program provides an automated way to communicate information to the corporate headquarters and for management to assess quality and identify best practices.

Competition in the Child Care Segment of the Education Industry

     The child care segment of the education industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Our competition consists principally of the following:

     o  other for-profit, center-based child care providers;

     o preschool, kindergarten and before- and after-school programs provided by public schools;

     o local nursery schools and child care centers, including church-affiliated and other non-profit centers;

     o  providers of child care services that operate out of homes; and

     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child.

     Our competition includes other large, national, for-profit companies providing child care and education services, many of which offer child care at a lower price than we do. These other for-profit providers continue to expand in many of the same markets where we currently operate or plan to operate. We compete by offering (a) high quality education and recreational programs, (b) contemporary, well-equipped facilities, (c) trained teachers and supervisory personnel and (d) a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in our before- and after-school program between our centers and schools.

     In some markets, we also face competition with respect to preschool services and before- and after-school programs from public schools that offer such services at little or no cost to parents. The number of school districts offering these services is growing and we expect this form of competition to increase in the future.

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

Insurance

     Our insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employment practices liability. These policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost.

     Claims in excess of, or not included within, our coverage may be asserted. The effects of these claims could have an adverse effect on us. We expect our insurance costs to continue to increase in fiscal year 2003, due partially to higher premiums. See "Item 8. Financial Statements and Supplementary Data, Note
1. Summary of Significant Accounting Policies, Self-Insurance Programs." At August 23, 2002, approximately $23.5 million of letters of credit were outstanding to secure obligations under retrospective and self-insurance programs.

Governmental Laws and Regulations Affecting Us

     Center Licensing Requirements. Our centers are subject to numerous state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, childrens' dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of child care centers. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate and could also lead to sanctions against our other centers located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

     We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular center to be in violation of applicable regulations and take action against that center and possibly other centers in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate in those states.

     Child Care Tax Incentives. Tax incentives for child care programs can potentially benefit us. Section 21 of the Internal Revenue Code of 1986, referred to as the Code, provides a federal income tax credit ranging from 20% to 30% of specified child care expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The maximum credit rises to 35% and the maximum eligible expenses increase to $3,000 for one child and $6,000 for two or more children in 2003. The fees paid to us by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

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

     Many states offer tax credits in addition to the federal credits discussed above. Credit programs vary by state and may apply to both the individual taxpayer and the employer.

     Child Care Assistance Programs. During fiscal year 2002, approximately 22.0% of our net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform and the reauthorization of the Block Grant, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, referred to as the ADA, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. Compliance with the ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations made to commercial facilities conform to accessibility guidelines unless structurally impracticable for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such noncompliance. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration, referred to as NHTSA, issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by us for use in transporting children between schools and our centers. NHTSA's interpretation and potential related changes in state and federal transportation regulations have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses.

     At August 23, 2002, we had 1,070 school buses out of a total of 2,381 vehicles used to transport children. We have ordered approximately 70 additional school buses, which are expected to be delivered during fiscal year 2003.

Trademarks and Service Marks

     We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, our schoolhouse logo and a number of other names, slogans and designs, including

     o   Helping America's Busiest Families(SM)   o   Let's Move, Let's Play(R)
     o   I Think. I Can.(TM)                      o   Mulberry Child Care Centers, Inc.(R)
     o   Kindergarten at KinderCare...            o   Mulberry Child Care and Preschool(R)
           Journey to Discovery(R)                o   My Window On The World(R)
     o   KC Imagination Highway(R)                o   Razzmatazz(R)
     o   Keystone National High School(TM)        o   SmallTalk(R)
     o   Kid's Choice(TM)                         o   Summer ExplorationsSM
     o   KinderCare At Work(R)                    o   The Whole Child is the Whole Idea(TM)
     o   KinderCare Connections(TM)               o   Welcome To Learning(R)
     o   Lakemont Academy(TM)                     o   Your Child's First Classroom(R)

     A federal registration in the United States is effective for ten years and may be renewed for ten-year periods perpetually, subject only to required filings based on continued use of the mark by the registrant. A federal registration provides the presumption of ownership of the mark by the registrant and notice of its exclusive right to use such mark throughout the United States in connection with the goods or services specified in the registration. In addition, we have registered various trademarks and service marks in other countries, including Canada, Germany, Japan, the People's Republic of China and the United Kingdom. However, many of these foreign countries require us to use the marks locally to preserve our registration rights and, because we have not conducted business in foreign countries other than the United Kingdom, we may not be able to maintain our registration rights in all other foreign countries. We believe that our name and logo are important to our operations. We intend to maintain and renew our trademark and service mark registrations in the United States and the United Kingdom.

                               ITEM 2. PROPERTIES

Early Childhood Education and Care Centers

     Of our child care centers in operation at August 23, 2002, we owned 764, leased 492 and operated five under management contracts. We own or lease other centers that have not yet been opened or are being held for disposition. In addition, we own real property held for the future development of centers.

     The community and employer-sponsored centers we operated at August 23, 2002 were located as follows:

                                           Employer-
                            Community      Sponsored
     Location               Centers        Centers        Total
     ----------------       ---------      ---------      ---------
     United States:
       Alabama                      9             --              9
       Arizona                     19              2             21
       Arkansas                     3             --              3
       California                 136              1            137
       Colorado                    35             --             35
       Connecticut                 16              2             18
       Delaware                     5             --              5
       Florida                     66              7             73
       Georgia                     31             --             31
       Illinois                    94              1             95
       Indiana                     25              1             26
       Iowa                         8              3             11
       Kansas                      16             --             16
       Kentucky                    13              1             14
       Louisiana                    9              2             11
       Maryland                    25              1             26
       Massachusetts               46              1             47
       Michigan                    31              2             33
       Minnesota                   38             --             38
       Mississippi                  4             --              4
       Missouri                    35             --             35
       Nebraska                    10              1             11
       Nevada                      10             --             10
       New Hampshire                4             --              4
       New Jersey                  47              4             51
       New Mexico                   7             --              7
       New York                     7              2              9
       North Carolina              33             --             33
       Ohio                        77              4             81
       Oklahoma                     6             --              6
       Oregon                      16              4             20
       Pennsylvania                65              1             66
       Rhode Island                --              1              1
       Tennessee                   21              2             23
       Texas                      105              1            106
       Utah                         6              1              7
       Virginia                    54             --             54
       Washington                  56              1             57
       Wisconsin                   24              1             25
     United Kingdom                 2             --              2
                            ---------      ---------      ---------
                                1,214             47          1,261
                            =========      =========      =========

     Our typical community center is a one-story, air-conditioned building constructed based on our design and located on approximately one acre of land. Larger capacity centers are situated on parcels ranging from one to four acres of land. The community centers contain classrooms, play areas and complete kitchen and bathroom facilities. The centers can accommodate from 70 to 270 children, with most centers able to accommodate 95 to 190 children. Over the past few years, we have opened community centers that are larger in size with a capacity ranging from 135 to 220 children. New prototype community centers accommodate approximately 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also have vehicles used for field trips and transporting children enrolled in our before- and after-school program. All community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides employer-sponsored child care programs individualized for each such sponsor. Facilities are on or near the employer's site and range in capacity from 75 to 250 children.

Center Maintenance Program

     We use a centralized maintenance program to ensure consistent high-quality maintenance of our facilities located across the country. Each of our maintenance technicians has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through an automated work order system. Technicians are notified and track all work orders via palm top computers. At August 23, 2002, specific geographic areas were supervised by two regional directors and 13 facility managers, each of whom manages between six and ten technicians.

Center Renovation Program

     We have continued a renovation program, which includes interior and playground renovations and signage replacements, to ensure that all of our centers meet specified standards that we establish. We believe that our properties are in good condition and are adequate to meet our current and reasonably anticipated future needs.

Environmental Compliance

     We are not aware of any existing environmental conditions that currently or in the future could reasonably be expected to have a material adverse effect on our financial position, operating results or cash flows. We have not incurred material expenditures to address environmental conditions at any owned or leased property. Approximately ten years ago, we established a process of obtaining environmental assessment reports to reduce the likelihood of incurring liabilities under applicable federal, state and local environmental laws upon acquisition or lease of prospective new centers or sites. These assessment reports have not revealed any environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessment reports do not or will not reveal all environmental liabilities and it is also possible that sites acquired prior to the establishment of our current process have environmental liabilities. Additionally, from time to time, we have conducted additional limited environmental investigations and remedial activities at some of our former and current centers. However, we have not undertaken an in-depth environmental review of all of our owned and leased centers. Consequently, there may be material environmental liabilities of which we are unaware.

     In addition, no assurances can be given that: future laws, ordinances or regulations will not impose any material environmental liability; the current environmental condition of our owned or leased centers will not be adversely affected by conditions at locations in the vicinity of our centers (such as the presence of leaking underground storage tanks) or by third parties unrelated to us; or, on sites we lease to others, the tenants will not violate their leases by introducing hazardous or toxic substances into our owned or leased centers that could expose us to liability under federal, state, or local environmental laws.

Corporate Headquarters

     Our corporate office is located in Portland, Oregon. We entered into a ten year lease of approximately 73,000 square feet of office space, commencing on November 17, 1997. The lease calls for annual rental payments of $22.50 per square foot for the first five years of the lease term and $26.50 for the final five years, with one five-year extension option at market rent. On July 15, 2000, we signed an amendment to our lease to add 5,000 square feet to our corporate office space in July 2000 and an additional 2,300 square feet in July 2001. Rent for the additional space is calculated at $23.00 per square foot for the remainder of the first five years of the lease and will increase to $26.50 per square foot for the second five years of the lease term.

                            ITEM 3. LEGAL PROCEEDINGS

     We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on our business or operations. However, we are subject to claims and litigation arising in the ordinary course of business, including claims and litigation involving allegations of physical or sexual abuse of children. We have notice of such allegations that have not yet resulted in claims or litigation. Although we cannot be assured of the ultimate outcome of the allegations, claims or lawsuits of which we are aware, we believe that none of these allegations, claims or lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial position, operating results or cash flows. In addition, we cannot predict the negative impact of publicity that may be associated with any such allegation, claim or lawsuit.

           ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCK HOLDER MATTERS

Stock Split

     On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our common stock and an increase of the authorized common shares to 10.0 million shares. The 2-for-1 stock split was effective August 19, 2002 for stockholders of record on August 9, 2002. All of the information in this report, including all references to the number or price of shares of common stock, gives effect to the stock split. The information in this report also gives effect to adjustments in the number of shares available, the number of shares subject to options granted and the exercise price of those options under our stock option plan, in each case, to reflect the stock split.

Market Information

     In February 1997, affiliates of Kohlberg Kravis Roberts & Co., referred to as KKR, became owners of 15.7 million shares of our common stock in a recapitalization transaction. Since then, our common stock has been traded in the over-the-counter market in the "pink sheets" published by the National Quotation Bureau. It is listed on the OTC Bulletin Board under the symbol "KDCR."

     The market for our common stock must be characterized as very limited due to the very low trading volume, the small number of brokerage firms acting as market makers and the sporadic nature of the trading activity. The average weekly trading volume during fiscal year 2002 was less than 1,000 shares. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                    Common Stock
                                               ----------------------
                                                High Bid      Low Bid
                                               ---------    ---------
       Fiscal year ended May 31, 2002:
           First quarter                       $   13.00    $   12.75
           Second quarter                          15.00        12.75
           Third quarter                           15.00         8.00
           Fourth quarter                          11.50         8.50

       Fiscal year ended June 1, 2001:
           First quarter                       $   12.00    $   11.00
           Second quarter                          11.06        10.50
           Third quarter                           11.00        11.00
           Fourth quarter                          12.88         9.75

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Securities Authorized for Issuance under Equity Compensation Plans."

Approximate Number of Security Holders

     At August 23, 2002, there were 134 holders of record of our common stock.

Dividend Policy

     During the past three fiscal years, we have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends for the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors. Further, our credit facilities and the indenture governing our senior subordinated notes currently contain limitations on our ability to declare or pay cash dividends on our common stock. Future indebtedness or loan arrangements incurred by us may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

        ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts and child care center data. Our fiscal year ends on the Friday closest to May 31. The fiscal years are typically comprised of 52 weeks. However, fiscal year 2000 included 53 weeks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

                                                             Fiscal Year Ended (a)
                                       --------------------------------------------------------------
                                           May 31,     June 1,   June 2, 2000      May 28,     May 29,
                                             2002        2001      (53 Weeks)        1999        1998
                                       ----------  ----------    ------------  ----------  ----------
Statement of Operations Data:
Revenues, net......................... $  829,434  $  743,397    $    696,846  $  632,985  $  597,070
Operating expenses, exclusive of
  restructuring and other charges,
    net...............................    756,307     668,532         619,756     565,238     546,376
Restructuring and other charges,
  net(b)..............................         --        (100)             --       4,157       5,201
                                       ----------  ----------    ------------  ----------  ----------
  Total operating expenses............   756,307      668,432         619,756     569,395     551,577
                                       ----------  ----------    ------------  ----------  ----------
    Operating income..................     73,127      74,965          77,090      63,590      45,493
Investment income.....................        560         582             386         490         612
Interest expense......................    (44,078)    (48,820)        (45,375)    (41,843)    (40,677)
Loss on minority investment...........     (2,265)         --              --          --          --
                                       ----------  ----------    ------------  ----------  ----------
  Income before income taxes and
    cumulative effect of a change in
      accounting principle............     27,344      26,727          32,101      22,237       5,428
Income tax expense....................     10,801      10,266          12,138       8,711       2,002
                                       ----------  ----------    ------------  ----------  ----------
  Income before cumulative effect of
    a change in accounting principle..     16,543      16,461          19,963      13,526       3,426
Cumulative effect of a change in
  accounting principle, net of
    income taxes (c)..................         --        (790)             --          --          --
                                       ----------  ----------    ------------  ----------  ----------
    Net income........................ $   16,543  $   15,671    $     19,963  $   13,526  $    3,426
                                       ==========  ==========    ============  ==========  ==========

Net income per share (d):
Basic income before cumulative
  effect of a change in accounting
    principle......................... $     0.83  $     0.86    $       1.05  $     0.71  $     0.18
Cumulative effect of a change in
  accounting principle, net...........         --       (0.04)             --          --          --
                                       ----------  ----------    ------------  ----------  ----------
    Net income........................ $     0.83  $     0.82    $       1.05  $     0.71  $     0.18
                                       ==========  ==========    ============  ==========  ==========
Diluted income before cumulative
  effect of a change in accounting
    principle......................... $     0.82  $     0.85    $       1.04  $     0.70  $     0.18
Cumulative effect of a change in
  accounting principle, net...........         --       (0.04)             --          --          --
                                       ----------  ----------    ------------  ----------  ----------
    Net income........................ $     0.82  $     0.81    $       1.04  $     0.70  $     0.18
                                       ==========  ==========    ============  ==========  ==========

Balance Sheet Data (at end of period):
Property and equipment, net........... $  702,160  $  666,227    $    613,206  $  566,365  $  508,113

Total assets..........................    844,185     805,367         695,570     638,797     591,539
Total long-term obligations,
  including current portion...........    549,240     540,602         475,175     441,371     415,368
Stockholders' equity..................    123,269     106,731          76,673      51,790      31,900

Other Financial Data:
EBITDAR (e)........................... $  181,540  $  160,737    $    147,081  $  134,667  $  121,232
EBITDAR margin........................       21.9%       21.6%           21.1%       21.3%       20.3%
EBITDA (e)............................    132,420     121,497         117,132     105,131      93,247
EBITDA margin.........................       16.0%       16.3%           16.8%       16.6%       15.6%
Cash flows from operations............     87,466      69,671          61,197      61,810      56,577
Depreciation and amortization.........     59,293      46,632          40,042      37,384      42,553
Capital expenditures..................     95,843      94,269          82,473      92,139      84,954
Child Care Center Data:
Number of centers at end of fiscal
  year................................      1,264       1,242           1,169       1,160       1,147
Center licensed capacity at end of
  fiscal year.........................    166,000     162,000         150,000     146,000     143,000
Occupancy (f).........................       65.6%       68.3%           69.8%       69.9%       70.6%
Average tuition rate (g).............. $   137.72  $   129.34    $     120.75  $   113.45  $   106.81

See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data

(a) Our fiscal year ends on the Friday closest to May 31. Typically, the fiscal years are comprised of 52 weeks. Fiscal year 2000, however, included 53 weeks.

(b) Restructuring and other charges, net, included the following, with dollars in thousands:

                                                              Fiscal Year Ended
                                       --------------------------------------------------------------
                                           May 31,     June 1,   June 2, 2000      May 28,     May 29,
                                             2002        2001      (53 Weeks)        1999        1998
                                       ----------  ----------    ------------  ----------  ----------
     Restructuring charges, net....... $       --  $     (100)   $         --  $    3,561  $    5,697
     Offering costs...................         --          --              --         596          --
     Gain on litigation settlement....         --          --              --          --        (496)
                                       ----------  ----------    ------------  ----------  ----------
                                       $       --  $     (100)   $         --  $    4,157  $    5,201
                                       ==========  ==========    ============  ==========  ==========

(c) In fiscal year 2001, we adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, the impact of which was recorded as a cumulative effect of a change in accounting principle.

(d) The per share amounts have been adjusted to reflect the 2-for-1 stock split, which was effective August 19, 2002.

(e)  EBITDAR and EBITDA were calculated as follows, with dollars in thousands:

                                                              Fiscal Year Ended
                                       --------------------------------------------------------------
                                           May 31,     June 1,   June 2, 2000      May 28,     May 29,
                                             2002        2001      (53 Weeks)        1999        1998
                                       ----------  ----------    ------------  ----------  ----------
     Net income....................... $   16,543  $   15,671    $     19,963  $   13,526  $    3,426
     Interest expense, net............     43,518      48,238          44,989      41,353      40,065
     Income taxes.....................     10,801      10,266          12,138       8,711       2,002
     Depreciation and amortization....     59,293      46,632          40,042      37,384      42,553
     Restructuring and other charges,
     net .............................         --        (100)             --       4,157       5,201
     Loss on minority investment......      2,265          --              --          --          --
     Cumulative effect of a change in
        accounting principle..........         --         790              --          --          --
                                       ----------  ----------    ------------  ----------  ----------
           EBITDA.....................    132,420     121,497         117,132     105,131      93,247
     Rent.............................     49,120      39,240          29,949      29,536      27,985
                                       ----------  ----------    ------------  ----------  ----------
           EBITDAR.................... $  181,540  $  160,737    $    147,081  $  134,667  $  121,232
                                       ==========  ==========    ============  ==========  ==========

     EBITDAR and EBITDA are not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR and EBITDA should not be used as a tool for comparison as the computation may not be the same for all companies.

(f) Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the centers' licensed capacity. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(g) We calculate the average tuition rate as net revenues, exclusive of fees and non-tuition income, divided by FTE attendance for the related time period. The average tuition rate represents the approximate weighted average tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the 52 weeks ended May 31, 2002 as "fiscal 2002," the 52 weeks ended June 1, 2001 as "fiscal 2001," and the 53 weeks ended June 2, 2000 as "fiscal 2000." Typically, our first fiscal quarter has 16 weeks and the remaining quarters each have 12 weeks. However, the fourth quarter of fiscal 2000 included 13 weeks.

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first quarter it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

Fiscal 2002 compared to Fiscal 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except rate:

                                                                                           Change
                                    Fiscal Year    Percent    Fiscal Year    Percent       Amount
                                          Ended         of          Ended         of    Increase/
                                   May 31, 2002   Revenues   June 1, 2001   Revenues   (Decrease)
                                  -------------   --------   ------------   --------   ----------
Revenues, net.................... $     829,434      100.0%  $    743,397      100.0%  $   86,037
                                  -------------   --------   ------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............       428,848       51.7        379,352       51.0       49,496
    Region and corporate
        expense..................        31,943        3.9         28,638        3.9        3,305
                                  -------------   --------   ------------   --------   ----------
      Total salaries, wages
        and benefits.............       460,791       55.6        407,990       54.9       52,801
  Depreciation and amortization..        59,293        7.1         46,632        6.3       12,661
  Rent...........................        49,120        5.9         39,240        5.2        9,880
  Other..........................       187,103       22.6        174,670       23.5       12,433
  Restructuring charges
    (reversals)..................            --         --           (100)       0.0          100
                                  -------------   --------   ------------   --------   ----------
    Total operating expenses.....       756,307       91.2        668,432       89.9       87,875
                                  -------------   --------   ------------   --------   ----------
      Operating income........... $      73,127        8.8%  $     74,965       10.1%  $   (1,838)
                                  =============   ========   ============   ========   ==========
Occupancy........................          65.6%                     68.3%                   (2.7)%
Average tuition rate............. $      137.72              $     129.34              $     8.38

     Revenues, net. Net revenues increased $86.0 million, or 11.6%, from the same period last year to $829.4 million in fiscal 2002. The increase was primarily due to the acquisition of the Mulberry centers in the fourth quarter of fiscal 2001 and the additional net revenues generated by the newly opened centers.

Comparable center net revenues increased $6.1 million, or 0.8%. During fiscal 2002 and 2001, we opened, acquired and closed centers as follows:

                                                        Fiscal Year Ended
                                                   ---------------------------
                                                   May 31, 2002   June 1, 2001
                                                   ------------   ------------
     Number of centers at the beginning of the
        fiscal year...............................        1,242          1,169
     Openings.....................................           35             44
     Acquisitions.................................           --             75
     Closures.....................................          (13)           (46)
                                                   ------------   ------------
        Number of centers at the end of the
          fiscal year............................         1,264          1,242
                                                   ============   ============

     The average tuition rate increased $8.38, or 6.5%, to $137.72 in fiscal 2002 due primarily to tuition increases. Occupancy declined to 65.6% from 68.3% for the same period last year due to reduced full-time equivalent attendance within the older center population. Total center licensed capacity was 166,000 and 162,000 at the end of fiscal 2002 and 2001, respectively. See "Item 6. Selected Historical Consolidated Financial and Other Data, Notes (e) and (f)" for descriptions of average tuition rate and occupancy.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $52.8 million, or 12.9%, from the same period last year to $460.8 million. Total salaries, wages and benefits expense as a percentage of net revenues was 55.6% for fiscal 2002 compared to 54.9% for fiscal 2001.

     The expense directly associated with the centers was $428.8 million, an increase of $49.5 million from the same period last year. The increase was primarily due to costs from the acquired and newly opened centers and overall higher wage rates. See "Inflation and Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues increased to 51.7% from 51.0% for the same period last year due primarily to higher medical insurance costs.

     The expense related to region management and corporate administration was $31.9 million, an increase of $3.3 million from the same period last year. The increase was primarily due to the addition of the Mulberry region management during the fourth quarter of fiscal 2001. We also added six region managers in fiscal 2002 to provide greater oversight to our most important geographic markets. See "Item 1. Business, Human Resources."

     Depreciation and amortization. Depreciation and amortization expense increased $12.7 million from the same period last year to $59.3 million. Depreciation increased due to the acquisition of the Mulberry centers, increased capital spending, particularly for new center development, and a $3.6 million asset impairment charge.

     During the fourth quarter of fiscal 2002, 38 underperforming centers and certain undeveloped properties were determined to be impaired, which resulted in an impairment charge of $3.6 million for the fiscal year compared to $1.0 million last year. Underperforming centers are those with estimated future cash flows less than the net book value of the center. We performed an undiscounted cash flow analysis and determined that 38 centers were impaired primarily as a result of occupancy declines at individual centers.

     Amortization of goodwill and other intangible assets increased $2.2 million as a result of the acquisition of Mulberry in the fourth quarter of fiscal 2001. See "Recently Issued Accounting Pronouncements."

     Rent. Rent expense increased $9.9 million from the same period last year to $49.1 million. The increase was primarily due to the acquisition of the Mulberry leased centers in the fourth quarter of fiscal 2001 and rent from the synthetic lease facility used to finance new center construction during fiscal 2001 and 2000. See "Liquidity and Capital Resources."

     The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods. See "Item 2. Properties."

     Other operating expenses. Other operating expenses increased $12.4 million, or 7.1%, from the same period last year, to $187.1 million. The increase was due primarily to additional center level costs from the acquired and newly opened centers. Other operating expenses as a percentage of net revenues declined to 22.6% from 23.5% for the same period last year as a result of cost controls over variable center level and corporate expenditures.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $73.1 million, a decrease of $1.8 million, or 2.5%, from the same period last year. The decreased operating income was primarily due to the $3.6 million impairment charge discussed above, higher insurance costs and rent expense. Operating income was positively impacted by the control of variable center level and corporate expenditures. Operating income as a percentage of net revenues was 8.8% compared to 10.1% for the same period last year.

     Interest expense. Interest expense was $44.1 million compared to $48.8 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.8% and 9.7% for fiscal 2002 and fiscal 2001, respectively.

     Loss on minority investment. During the fourth quarter of fiscal 2002, we wrote down the net book value of a cost method investment. The write-down was due to a reduced valuation of the subject company and dilution of our minority investment.

     Income tax expense. Income tax expense was $10.8 million, or 39.5% of pretax income, in fiscal 2002 and $10.3 million, or 38.4% of pretax income, in fiscal 2001. The increase in the effective tax rate was due to additional goodwill amortization, which is not deductible for tax purposes. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $16.5 million, an increase of $0.9 million, or 5.6%, from the same period last year. The increase was due to lower interest costs, offset partially by the write-down in a minority investment and a decline in operating income due primarily to the $3.6 million asset impairment charge. Basic and diluted net income per share were $0.83 and $0.82, respectively, for fiscal 2002. For fiscal 2001, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.86 and $0.85, respectively, and were $0.82 and $0.81, respectively, after such effect.

     We implemented Securities and Exchange Commission SAB No. 101 with respect to non-refundable fee revenues in the first quarter of fiscal 2001. This resulted in a one-time charge of $0.8 million, net of taxes, which was recorded as a cumulative effect of a change in accounting principle.

Fiscal 2001 (52 Weeks) compared to Fiscal 2000 (53 Weeks)

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except rate:

                                          Fiscal                    Fiscal                  Change
                                      Year Ended    Percent     Year Ended    Percent       Amount
                                    June 1, 2001         of   June 2, 2000         of    Increase/
                                      (52 Weeks)   Revenues     (53 Weeks)   Revenues   (Decrease)
                                    ------------   --------   ------------   --------   ----------
Revenues, net.....................  $    743,397      100.0%  $    696,846      100.0%  $   46,551
                                    ------------   --------   ------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense................       379,352       51.0        356,828       51.2       22,524
    Region and corporate expense..        28,638        3.9         26,891        3.9        1,747
                                    ------------   --------   ------------   --------   ----------
      Total salaries, wages and
        benefits.................        407,990       54.9        383,719       55.1       24,271
  Depreciation and amortization..         46,632        6.3         40,042        5.7        6,590
  Rent...........................         39,240        5.2         29,949        4.3        9,291
  Other..........................        174,670       23.5        166,046       23.8        8,624
  Restructuring charges
    (reversals)..................           (100)       0.0             --         --         (100)
                                    ------------   --------   ------------   --------   ----------
    Total operating expenses.....        668,432       89.9        619,756       88.9       48,676
                                    ------------   --------   ------------   --------   ----------
      Operating income...........   $     74,965       10.1%  $     77,090       11.1%  $   (2,125)
                                    ============   ========   ============   ========   ==========
  Occupancy......................           68.3%                     69.8%                   (1.5)%
  Average tuition rate...........   $     129.34              $     120.75              $     8.59

     Revenues, net. Net revenues increased $46.6 million, or 6.7%, from the same period last year, to $743.4 million in fiscal 2001 from fiscal 2000. After adjusting fiscal 2000 to a comparable 52-week basis, net revenues would have increased $60.2 million, or 8.8%, in fiscal 2001. Comparable center net revenues increased $26.2 million, or 4.0%, on an adjusted 52-week basis. During fiscal 2001 and 2000, we opened, acquired and closed centers as follows:

                                                       Fiscal Year Ended
                                                   ---------------------------
                                                   June 1, 2001   June 2, 2000
                                                   ------------   ------------
     Number of centers at the beginning of the
       fiscal year................................        1,169          1,160
     Openings.....................................           44             35
     Acquisitions.................................           75             13
     Closures.....................................          (46)           (39)
                                                   ------------   ------------
        Number of centers at the end of the
          fiscal year.............................        1,242          1,169
                                                   ============   ============

     The average tuition rate increased $8.59, or 7.1%, to $129.34 in fiscal 2001 from $120.75 due to tuition increases and, to a lesser degree, higher than average tuition rates experienced at newly opened centers. Occupancy declined to 68.3% from 69.8% for the same period last year due to reduced full-time equivalent attendance in some of the older centers and the impact of the new centers, which open with lower occupancy than mature centers. Total licensed capacity was 162,000 and 150,000 at the end of fiscal 2001 and 2000, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $24.3 million, or 6.3%, from the same period last year, to $408.0 million from fiscal 2000. Total salaries, wages and benefits expense as a percentage of net revenues was 54.9% for fiscal 2001 and 55.1% for fiscal 2000.

     The expense directly associated with the centers was $379.4 million, an increase of $22.5 million from the same period last year. The increase in center related expenses was primarily attributable to higher staff wage rates and additional hours related to newly opened centers. At the center level, salaries, wages and benefits expense as a percentage of net revenues declined slightly to 51.0% from 51.2% for the same period last year.

     The expense related to region management and corporate administration was $28.6 million, an increase of $1.7 million, or 6.5%, from the same period last year.

     Depreciation and amortization. Depreciation and amortization expense increased $6.6 million from the same period last year to $46.6 million. The increase was due to higher renovation spending, newly opened and acquired centers and additional goodwill amortization as a result of acquisitions.

     Rent. Rent expense increased $9.3 million from the same period last year to $39.2 million. The increase was primarily associated with the newly opened leased centers, many of which were financed by the synthetic lease facility. The rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal years.

     Other operating expenses. Other operating expenses increased $8.6 million, or 5.2%, from the same period last year, to $174.7 million. The increase was due primarily to additional center level costs from the newly opened centers. Other operating expenses as a percentage of net revenues declined to 23.5% from 23.8% for the same period last year.

     Restructuring charges (reversals). During the fourth quarter of fiscal 1999, the Board of Directors authorized a provision of $4.0 million for the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. A total of 61 underperforming leased centers were closed: 36 in fiscal 2001 and 25 in fiscal 2000. We have paid or committed to pay $3.9 million of lease termination and closure costs for such closed centers. During the fourth quarter of fiscal 2001, the remaining reserve of $0.1 million was reversed.

     Operating income. Operating income was $75.0 million, a decrease of $2.1 million, or 2.8%, from the same period last year. After adjusting fiscal 2000 to a comparable 52-week basis, operating income would have increased $0.6 million in fiscal 2001. Operating income as a percentage of net revenues was 10.1% compared to 11.1% on a 53-week basis in fiscal 2000. Compared to fiscal 2000, operating income was negatively impacted by the significant increase in rent expense of $9.3 million primarily related to the synthetic lease facility used to finance new center construction. In addition, the lower occupancy experienced in some of the older centers negatively impacted operating income, but was partially offset by improved labor margins and control of other operating expenses.

     Interest expense. Interest expense was $48.8 million compared to $45.4 million for the same period last year. The increase was substantially attributable to the additional borrowings in order to fund investments, acquisitions and capital expenditures, offset partially by lower interest rates. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 9.7% and 10.2% for fiscal 2001 and 2000, respectively.

     Income tax expense. Income tax expense was $10.3 million, or 38.4% of pre-tax income, in fiscal 2001, and $12.1 million, or 37.8% of pre-tax income, in fiscal 2000. The increase in the effective tax rate was due to additional goodwill amortization, which is not deductible for tax purposes. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Net income. Net income was $15.7 million compared to $20.0 million in fiscal 2000. The decline was due to higher interest expense and the impact of the additional week of operations in fiscal 2000. In addition, we implemented SAB No. 101 in fiscal 2001, which resulted in the one-time deferral of $0.8 million of fee revenues, net of taxes, from the fourth quarter of the previous fiscal year. The one-time deferral of $0.8 million was recorded as a cumulative effect of a change in accounting principle.

     For fiscal 2001, basic and diluted net income per share before the cumulative effect of a change in accounting principle were $0.86 and $0.85, respectively, and were $0.82 and $0.81, respectively, after such effect. Basic and diluted net income per share were $1.05 and $1.04, respectively, for fiscal 2000.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At May 31, 2002, we had drawn $175.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $28.5 million and had funded $97.9 million under the synthetic lease facility discussed below. Our availability under the revolving credit facility at May 31, 2002 was $96.5 million. The revolving credit facility is scheduled to terminate on February 13, 2004.

     Our consolidated net cash provided by operating activities for fiscal 2002 was $87.5 million compared to $69.7 million in the same period last year. The increase in net cash flow was due to the increase in earnings, see the calculation of EBITDAR below. Cash and cash equivalents totaled $8.6 million at May 31, 2002, compared to $3.7 million at June 1, 2001, and the ratio of current assets to current liabilities was 0.46 to one at May 31, 2002 versus 0.41 to one at June 1, 2001.

     EBITDAR is earnings, adjusted for the cumulative effect of a change in accounting principle, loss on minority investment and restructuring charges, before interest, taxes, depreciation, amortization and rent. EBITDAR was calculated as follows, with dollars in thousands:

                                                Fiscal Year Ended
                                    ------------------------------------------
                                                                  June 2, 2000
                                    May 31, 2002   June 1, 2001     (53 weeks)
                                    ------------   ------------   ------------
Net income........................  $     16,543   $     15,671   $     19,963
Interest expense, net.............        43,518         48,238         44,989
Income tax expense................        10,801         10,266         12,138
Depreciation and amortization.....        59,293         46,632         40,042
Restructuring charge (reversals)..            --           (100)            --
Loss on minority investment.......         2,265             --             --
Cumulative effect of a change in
   accounting principle, net of
     tax..........................            --            790             --
                                    ------------   ------------   ------------
     EBITDA.......................       132,420        121,497        117,132
Rent expense......................        49,120         39,240         29,949
                                    ------------   ------------   ------------
   EBITDAR........................  $    181,540   $    160,737   $    147,081
                                    ============   ============   ============
   EBITDAR - percent of revenues..          21.9%          21.6%          21.1%

     During fiscal 2002, EBITDAR increased $20.8 million, or 12.9%, from fiscal 2001 due to the addition of the Mulberry centers and the additional contribution from the newer centers. During fiscal 2001, EBITDAR increased $13.7 million, or 9.3%, from fiscal 2000. After adjusting fiscal 2000 to a comparable 52-week basis, EBITDAR would have increased $16.3 million in fiscal 2001. The fiscal 2001 increase was due to improved labor margins and control of other operating expenses. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America.

In addition, EBITDAR should not be used as a tool for comparison as the computation may not be the same for all companies.

     Our principal uses of liquidity are meeting debt service requirements, financing capital expenditures and providing working capital. In 1997, we borrowed $50.0 million under a term loan facility and issued $300.0 million of 9.5% senior subordinated notes due 2009. The term loan facility will mature on February 13, 2006 and provides for nominal annual amortization. During the second quarter of fiscal 2000, we acquired $10.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     In fiscal 2001, our acquisition spending, including transaction fees, for Mulberry, NLKK, a distance learning company, and two independently operated centers totaled $32.4 million in cash. In addition to the cash payments, we issued 860,000 shares of our common stock to the sellers of Mulberry and assumed $3.3 million of debt. In August 2002, 119,838 of the 860,000 shares were returned to us, which included 99,152 shares that were released from an indemnity escrow and 20,686 shares that were redeemed from certain former shareholders of Mulberry. In fiscal 2000, we paid $9.5 million for a regional child care operator.

     We made minority investments of $10.1 million in fiscal 2001 and $5.5 million in fiscal 2000 in two education-based companies. During fiscal 2001, notes receivable of $4.8 million were issued to us by one of the companies in which we hold a minority investment. During fiscal 2002, $2.2 million of such notes were converted into additional stock of the subject company. During the fourth quarter of fiscal 2002, we wrote down the net book value of a cost method minority investment by $2.3 million.

     In fiscal 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed construction of 44 centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. The related leases are classified as operating leases for financial reporting purposes. We do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements.

     The synthetic lease facility closed to draws on February 13, 2001 and, at May 31, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     In June 2002, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Interpretation, Consolidation of Certain Special Purpose Entities. If the Interpretation is issued as proposed, we expect to be required to consolidate the synthetic lease facility during our fiscal year 2004. Upon consolidation, we would record the assets as property and equipment and the lease liability as an obligation. The impact to our statement of operations would be reduced rent expense and increased depreciation and interest expense.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 65 to 75 centers. The resulting leases are expected to be classified as operating leases. We would continue to manage the operations of any centers that are sold in such transactions. By May 31, 2002, we had completed sales totaling $9.5 million. Subsequent to May 31, 2002, we closed $6.4 million in sales and are currently in the process of negotiating another $55.0 million of sales. We expect this effort to continue into fiscal year 2004, assuming the market for such transactions remains favorable. See "Item 8. Financial Statements and Supplementary Data, Note 7. Long-Term Debt."

     We expect to fund future new center development through the revolving credit facility and sale-leaseback proceeds, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at May 31, 2002 were as follows, with dollars in thousands:

                                                   Fiscal Year
                     -----------------------------------------------------------------------------
                          Total       2003       2004       2005       2006       2007  Thereafter
                     ----------  ---------  ---------  ---------  ---------  ---------  ----------
Long-term debt.....  $  357,317  $   6,237  $   1,144  $   4,554  $  46,417  $     263  $  298,702
Capital lease
  obligations......      31,092      2,803      2,529      2,234      2,290      2,400      18,836
Operating leases...     390,599     39,516    132,725     28,520     25,818     24,216     139,804
Line of credit.....     175,000         --    175,000         --         --         --          --
Standby letters
  of credit........      28,498     28,498         --         --         --         --          --
Other commitments..      13,663     13,585         78         --         --         --          --
                     ----------  ---------  ---------  ---------  ---------  ---------  ----------
                     $  996,169  $  90,639  $ 311,476  $  35,308  $  74,525  $  26,879  $  457,342
                     ==========  =========  =========  =========  =========  =========  ==========

     Other commitments include center development commitments and obligations to purchase vehicles.

     We may experience decreased liquidity during the summer months and the calendar year-end holidays due to decreased attendance during these periods. See "Item 1. Business, Seasonality."

     We utilized approximately $29.3 million of net operating loss carryforwards to offset taxable income in our 2000 through 2002 fiscal years. Approximately $5.7 million of net operating loss carryforwards are available to be utilized in future fiscal years. If such net operating loss carryforwards were reduced due to a change of control or otherwise, we would be required to pay additional taxes and interest, which would reduce available cash.

     We believe that cash flow generated from operations and borrowings under the revolving credit facility will adequately provide for our working capital and debt service needs and will be sufficient to fund our expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to us on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, in management's opinion, our operations and cash flow would be adversely impacted.

Capital Expenditures

     During fiscal 2002 and 2001, we opened 35 and 44 new centers, respectively. We expect to open approximately 30 to 35 new centers in fiscal 2003 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside our control. The average total cost per community center typically ranges from $1.8 million to $2.6 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     Our new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than our older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDAR by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     We continue to make capital expenditures in connection with a renovation program, which includes interior and playground renovations and signage replacements. The program is designed to bring all of our existing facilities to a company standard for plant and equipment and to enhance the curb appeal of these centers.

     Capital expenditures included the following, with dollars in thousands:

                                                Fiscal Year Ended
                                      --------------------------------------
                                          May 31,      June 1,  June 2, 2000
                                            2002         2001     (53 Weeks)
                                      ----------   ----------   ------------
     New center development.......... $   63,990   $   44,254   $     36,631
     Renovation of existing
       facilities....................     18,979       37,829         36,646
     Equipment purchases.............      9,508        7,993          6,208
     Information systems purchases...      3,366        4,193          2,988
                                      ----------   ----------   ------------
                                      $   95,843   $   94,269   $     82,473
                                      ==========   ==========   ============

     During fiscal 2001 and 2000, we used a synthetic lease facility to construct 44 centers. The related leases are classified as operating leases for financial reporting purposes. See "Liquidity and Capital Resources." The cost of these centers were not included in our capital expenditures.

     Capital expenditure limits under our credit facilities for fiscal year 2003 are $190.0 million. Capital expenditure limits may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, we have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which the senior subordinated notes were issued and the credit facilities.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

     For a description of our significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application.

     Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. Our net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets, we assess the potential impairment of property and equipment, identifiable intangibles and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges were $3.6, $1.0 and $1.1 million in fiscal 2002, 2001 and 2000, respectively, and were included as a component of decpreciation expense. We will adopt SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in fiscal year 2003. See "Recently Issued Accounting Pronouncements."

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $35.5 and $31.5 million at May 31, 2002 and June 1, 2001, respectively, see "Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Significant Accounting Policies, Self-Insurance Programs." Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

     Income taxes. Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

     SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of our fiscal year 2003. Goodwill amortization was $2.8 million during fiscal 2002. We expect such amortization to cease in fiscal year 2003. However, we are still evaluating the impact of the adoption of all of the provisions of SFAS No. 142 and have not yet determined the impact of adoption on our financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We believe that most of our future center closures will now be categorized as discontinued operations. SFAS No. 144 becomes effective for our fiscal year 2003. However, we are still evaluating SFAS No. 144 and have not yet determined the impact of adoption on our financial position and results of operations.

     SFAS No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections, requires analyzing gains and losses from the extinguishment of debt to determine if they should be classified as an extraordinary item or interest expense. SFAS No. 145 also requires that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective the first day of our fiscal year 2003. We are still evaluating the impact of the adoption of SFAS No. 145, but we do not expect a material effect on our financial position or results of operations.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. We are evaluating SFAS No. 146 and have not yet determined the impact of adoption on our financial position and results of operations.

Seasonality

     See "Item 1. Business, Seasonality."

Governmental Laws and Regulations Affecting Us

     See "Item 1. Business, Governmental Laws and Regulations Affecting Us."

Inflation and Wage Increases

     We do not believe that the effect of inflation on the results of our operations has been significant in recent periods, including the last three fiscal years.

     Expenses for salaries, wages and benefits represented approximately 55.6% of net revenues for fiscal 2002. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $290.0 million at May 31, 2002. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $7.2 million at May 31, 2002. However, we have cash flow exposure on our revolving credit facility, our term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $235.1 million at May 31, 2002. Accordingly, a 1% change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $2.3, $2.2 and $1.4 million in fiscal 2002, 2001 and 2000, respectively.

     We have cash flow exposure on our synthetic lease facility subject to variable LIBOR pricing. We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% change in the LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $1.5, $2.1 and $2.8 million in fiscal 2002, 2001 and 2000, respectively.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations and cash flows.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                             May 31, 2002   June 1, 2001
                                                             ------------   ------------
Assets
Current assets:
   Cash and cash equivalents..............................   $      8,619   $      3,657
   Receivables, net.......................................         31,657         28,523
   Prepaid expenses and supplies..........................          9,948          7,835
   Deferred income taxes..................................         13,904         13,514
                                                             ------------   ------------
      Total current assets................................         64,128         53,529

Property and equipment, net...............................        702,160        666,227
Deferred income taxes.....................................              8            358
Goodwill..................................................         42,565         44,100
Other assets..............................................         35,324         41,153
                                                             ------------   ------------
                                                             $    844,185   $    805,367
                                                             ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts........................................   $      9,779   $      9,328
   Accounts payable.......................................          9,836          8,296
   Current portion of long-term debt......................          6,237          2,588
   Accrued expenses and other liabilities.................        112,667        108,796
                                                             ------------   ------------
      Total current liabilities...........................        138,519        129,008

Long-term debt............................................        526,080        524,370
Long-term self-insurance liabilities......................         15,723         15,819
Deferred income taxes.....................................         12,208          5,737
Other noncurrent liabilities..............................         28,386         23,702
                                                             ------------   ------------
      Total liabilities...................................        720,916        698,636
                                                             ------------   ------------

Commitments and contingencies (Notes 7 and 13)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
      shares; none outstanding............................             --             --
   Common stock, $.01 par value; authorized 100,000,000
      shares; issued and outstanding 19,819,352 shares....            198            198
   Additional paid-in capital.............................         28,107         28,107
   Notes receivable from stockholders.....................         (1,426)        (1,355)
   Retained earnings......................................         96,882         80,339
   Accumulated other comprehensive loss...................           (492)         (558)
                                                             ------------   ------------
      Total stockholders' equity..........................        123,269        106,731
                                                             ------------   ------------
                                                             $    844,185   $    805,367
                                                             ============   ============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                        Fiscal Year Ended
                                            ------------------------------------------
                                            May 31, 2002   June 1, 2001   June 2, 2000
                                            ------------   ------------   ------------
Revenues, net.............................  $    829,434   $    743,397   $    696,846
                                            ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits...........       460,791        407,990        383,719
   Depreciation and amortization..........        59,293         46,632         40,042
   Rent...................................        49,120         39,240         29,949
   Provision for doubtful accounts........         7,499          6,394          5,107
   Other..................................       179,604        168,276        160,939
   Restructuring charges (reversals)......            --           (100)            --
                                            ------------   ------------   ------------
       Total operating expenses...........       756,307        668,432        619,756
                                            ------------   ------------   ------------
     Operating income.....................        73,127         74,965         77,090
Investment income.........................           560            582            386
Interest expense..........................       (44,078)       (48,820)       (45,375)
 Loss on minority investment..............        (2,265)            --             --
                                            ------------   ------------   ------------
   Income before income taxes and
     cumulative effect of a change in
       accounting principle, net..........        27,344         26,727         32,101
Income tax expense........................        10,801         10,266         12,138
                                            ------------   ------------   ------------
   Income before cumulative effect of a           16,543         16,461         19,963
     change in accounting principle, net..
 Cumulative effect of a change in
    accounting principle, net of income
      tax benefit of $484.................            --           (790)            --
                                            ------------   ------------   ------------
     Net income...........................  $     16,543   $     15,671   $     19,963
                                            ============   ============   ============

Net income per share:
Basic income before cumulative effect of
  a change in accounting principle, net...  $       0.83   $       0.86   $       1.05
Cumulative effect of a change in
   accounting principle, net of taxes.....            --          (0.04)            --
                                            ------------   ------------   ------------
       Net income.........................  $       0.83   $       0.82   $       1.05
                                            ============   ============   ============

Diluted income before cumulative effect of
   a change in accounting principle, net..  $       0.82   $       0.85   $       1.04
   Cumulative effect of a change in
     accounting principle, net of taxes...            --          (0.04)            --
                                            ------------   ------------   ------------
       Net income.........................  $       0.82   $       0.81   $       1.04
                                            ============   ============   ============

Weighted average common shares outstanding:
  Basic...................................    19,819,352     19,072,726     18,953,920
  Diluted.................................    20,110,688     19,274,502     19,194,170

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)

                                                                                 Notes              Accumulated
                                             Common Stock     Additional    Receivable                    Other
                                         -------------------     Paid-in          from  Retained  Comprehensive
                                             Shares   Amount     Capital  Stockholders  Earnings           Loss      Total
                                         ----------  -------  ----------  ------------  --------  -------------  ---------
Balance at May 28, 1999................  18,961,674  $   190  $    8,260  $     (1,128) $ 44,705  $        (237) $  51,790

Comprehensive income:
  Net income...........................          --       --          --            --    19,963             --     19,963
  Cumulative translation adjustment....          --       --          --            --        --           (176)      (176)
                                                                                                                 ---------
    Total comprehensive income.........                                                                             19,787
Issuance of common stock...............      40,216       --         452          (338)       --            --         114
Repurchase of common stock.............     (38,016)      --        (396)           --        --            --        (396)
Proceeds from collection of
  stockholders' notes receivable.......          --       --          --           280        --            --         280
Reversal of pre-fresh start
  contingency..........................          --       --       5,098            --        --            --       5,098
                                         ----------  -------  ----------  ------------  --------  -------------  ---------
    Balance at June 2, 2000............  18,963,874      190      13,414        (1,186)   64,668           (413)    76,673

Comprehensive income:
  Net income...........................          --       --          --            --    15,671             --     15,671
  Cumulative translation adjustment....          --       --          --            --        --           (145)      (145)
                                                                                                                 ---------
    Total comprehensive income.........                                                                             15,526

Issuance of common stock...............     882,024        8      12,074          (264)       --            --      11,818
Repurchase of common stock.............     (26,546)      --        (324)           --        --            --        (324)
Proceeds from collection of
  stockholders' notes receivable.......          --       --          --            95        --            --          95
Reversal of pre-fresh start
  contingency..........................          --       --       2,943            --        --            --       2,943
                                         ----------  -------  ----------  ------------  --------  -------------  ---------
    Balance at June 1, 2001............  19,819,352      198      28,107        (1,355)   80,339          (558)    106,731


Comprehensive income:
  Net income...........................          --       --          --            --    16,543            --      16,543
  Cumulative translation adjustment....          --       --          --            --        --            66          66
                                                                                                                 ---------
    Total comprehensive income.........                                                                             16,609
Proceeds from collection  of
  stockholders' notes receivable.......          --       --          --            35        --            --          35
Issuances of stockholders' notes
  receivable...........................          --       --          --          (106)       --            --        (106)
                                         ----------  -------  ----------  ------------  --------  -------------  ---------
    Balance at May 31, 2002............  19,819,352  $   198  $   28,107  $     (1,426) $ 96,882  $       (492)  $ 123,269
                                         ==========  =======  ==========  ============  ========  =============  =========

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                             May 31, 2002   June 1, 2001   June 2, 2000
                                             ------------   ------------   ------------
Cash flows from operations:
  Net income...............................  $     16,543   $     15,671   $     19,963
  Adjustments to reconcile net income to
    net cash provided by operating
      activities:
      Depreciation.........................        55,968         45,480         40,042
      Amortization of deferred financing
        costs, goodwill and other
          intangible assets................         6,311          4,132          3,056
      Provision for doubtful accounts......         7,499          6,394          5,107
      Loss on minority investment..........         2,265             --             --
      Gain on sales and disposals of
        property and equipment.............          (529)        (1,125)          (680)
      Deferred tax expense (benefit).......         6,431           (116)         4,271
      Changes in operating assets and
        liabilities:
        Increase in receivables............       (10,387)        (9,492)       (10,102)
        Decrease (increase) in prepaid
          expenses and supplies............        (2,113)           273         (1,188)
        Decrease (increase) in other
          assets...........................        (1,485)         3,852         (5,611)
        Increase in accounts payable,
          accrued expenses and other
          liabilities......................         6,897          4,747          6,515
      Other, net...........................            66           (145)          (176)
                                             ------------   ------------   ------------
    Net cash provided by operating
      activities...........................        87,466         69,671         61,197
                                             ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment......       (95,843)       (94,269)       (82,473)
  Acquisitions of previously constructed
    centers................................            --        (17,257)        (9,490)
  Acquisition of new subsidiary, net of
    cash acquired..........................            --        (15,189)            --
  Investments accounted for under the
    cost method............................            --        (10,074)        (5,460)
  Issuance of notes receivable.............            --         (4,836)            --
  Proceeds from sales of property and
    equipment..............................         8,862          7,948          1,709
  Proceeds from collection of notes
    receivable.............................            26            145             63
                                             ------------   ------------   ------------
    Net cash used by investing activities..       (86,955)      (133,532)       (95,651)
                                             ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings.......        57,128        108,000         78,000
  Payments on long-term borrowings.........       (51,769)       (44,836)       (43,349)
  Payments on capital leases...............        (1,288)        (1,647)        (1,258)
  Proceeds from issuance of common stock...            --            270            452
  Proceeds from collection of
    stockholders' notes receivable.........            35             95            280
  Repurchases of common stock..............            --           (324)          (396)
  Issuances of stockholders' notes
    receivable.............................          (106)          (264)          (338)
  Bank overdrafts..........................           451          4,779         (3,242)
                                             ------------   ------------   ------------
    Net cash provided by financing
      activities...........................         4,451         66,073         30,149
                                             ------------   ------------   ------------
      Increase (decrease) in cash and
        cash equivalents...................         4,962          2,212         (4,305)
  Cash and cash equivalents at the
    beginning of the fiscal year...........         3,657          1,445          5,750
                                             ------------   ------------   ------------
  Cash and cash equivalents at the end of
    the fiscal year........................  $      8,619   $      3,657   $      1,445
                                             ============   ============   ============

Supplemental cash flow information:
  Interest paid............................ $      41,360   $     45,415   $     41,193
  Income taxes paid, net...................        11,614         12,552          3,387

Non-cash financial activities:
  Property and equipment under capital
    leases................................. $       4,390   $        559   $        410

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     Nature of Business and Basis of Presentation. KinderCare is the leading for-profit provider of educational services and care for children between the ages of six weeks and twelve years in the United States. At May 31, 2002, we operated a total of 1,264 early childhood education and care centers and served approximately 129,000 children and their families. Of the 1,264 centers, 1,262 were located in 39 states within the United States and two centers were located in the United Kingdom.

     On October 3, 1996, we entered into an Agreement and Plan of Merger with KCLC Acquisition Corp., referred to as KCLC. KCLC was a wholly owned subsidiary of KLC Associates, L.P., referred to as the Partnership, a partnership formed at the direction of Kohlberg Kravis Roberts & Co., referred to as KKR, a private investment firm. Pursuant to the merger agreement, on February 13, 1997, KCLC was merged with and into us and we continued as the surviving corporation. Upon completion of the merger, affiliates of KKR owned 15,657,894 shares. At May 31, 2002, the Partnership owned 79.0% of our outstanding common stock.

     The consolidated financial statements include the financial statements of KinderCare and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year. References to fiscal 2002, fiscal 2001 and fiscal 2000 are to the 52 weeks ended May 31, 2002, the 52 weeks ended June 1, 2001 and the 53 weeks ended June 2, 2000, respectively. Our fiscal year ends on the Friday closest to May 31. Typically, the first quarter is 16 weeks long and the second, third and fourth quarters are each 12 weeks long. Fiscal 2000, however, was 53 weeks long with 13 weeks in the fourth quarter.

     Revenue Recognition. We recognize revenue for child care services as earned in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Net revenues include tuition, fees and non-tuition income, reduced by discounts. We receive fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue. Registration and education fees are amortized over the estimated average enrollment period, not to exceed 12 months. Tuition, other fees and non-tuition income are recognized as the related service is provided.

     On June 3, 2000, we implemented SAB No. 101. As a result of that implementation, a non-recurring charge of $0.8 million, net of income tax benefit of $0.5 million, was recorded in the first quarter of fiscal 2001 related to non-refundable registration and education fee revenues that were originally recognized in the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle.

     Advertising. Costs incurred to produce media advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. Costs related to website development are capitalized or expensed in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Other advertising costs are expensed as incurred. Advertising costs were $12.1, $12.5 and $12.1 million during fiscal 2002, 2001 and 2000, respectively.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash held in banks and liquid investments with maturities, at the date of acquisition, not exceeding 90 days.

     Property and Equipment. Property and equipment are stated at cost. Interest and overhead costs incurred in the construction of buildings and leasehold improvements are capitalized. Depreciation on buildings and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term, including expected lease renewal options where we have the unqualified right to exercise the option and expects to exercise such option.

     Our property and equipment is depreciated using the following estimated useful lives:

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

     Asset Impairments. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We regularly evaluate long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, we record an impairment charge, if necessary, to reduce the carrying value to estimated fair value. During fiscal 2002, 2001 and 2000, impairment charges of $3.6, $1.0 and $1.1 million, respectively, were recorded with respect to certain underperforming and undeveloped centers. The impairment charge was included as a component of depreciation expense in the statement of operations.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities. Such method approximates the effective yield method.

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's voting stock, are accounted for under the cost method.

     Self-Insurance Programs. We are self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims incurred. A summary of self-insurance liabilities was as follows, with dollars in thousands:

                                            May 31, 2002  June 1, 2001  June 2, 2000
                                            ------------  ------------  ------------
     Balance at the beginning of the
       fiscal year........................  $     31,483  $     29,485  $     30,341
     Expense..............................        31,754        23,592        20,790
     Claims paid..........................       (27,764)      (21,594)      (21,646)
                                            ------------  ------------  ------------
       Balance at the end of the fiscal
         year.............................        35,473        31,483        29,485
     Less current portion of
       self-insurance liabilities.........        19,750        15,664        14,271
                                            ------------  ------------  ------------
         Long-term portion of self-
           insurance liabilities..........  $     15,723  $     15,819  $     15,214
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

     Stock-Based Compensation. We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provide, if material, pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

     Comprehensive Income. Comprehensive income does not include the reversal of certain contingency accruals as a result of fresh-start reporting related to our emergence from bankruptcy in March 1993. Such contingency accruals represent reserves equal to the tax benefit of pre-bankruptcy income tax net operating loss carryforwards. The tax benefits were reserved due to uncertainty associated with their future realization. As realization of these benefits becomes more likely than not, the reserve is reversed from other liabilities and credited to additional paid-in capital. Up to an additional $9.5 million may be reversed in future periods.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                             May 31, 2002   June 1, 2001   June 2, 2000
                                             ------------   ------------   ------------
     Basic weighted average common
       shares outstanding...................   19,819,352     19,072,726     18,953,920
     Dilutive effect of options.............      291,336        201,776        240,250
                                             ------------   ------------   ------------
     Diluted weighted average common
       common shares outstanding............   20,110,688     19,274,502     19,194,170
                                             ============   ============   ============
     Shares excluded from potential
       shares due to their anti-dilutive
         effect.............................      299,060        394,910        185,000
                                             ============   ============   ============

     Reporting for Segments. We operate in one reportable segment.

     Derivative Instruments and Hedging Activities. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 on June 2, 2001 with no resulting impact on our financial position or results of operations.

     Recently Issued Accounting Pronouncements. We adopted SFAS No. 141, Business Combinations, during the first quarter of fiscal 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

     SFAS No. 142, Goodwill and Other Intangible Assets, requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets must be tested at least annually for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective the first day of our fiscal year 2003. Goodwill amortization was $2.8, $1.2 and $0.1 million during fiscal 2002, 2001 and 2000, respectively. We expect such amortization of goodwill to cease in fiscal year 2003. However, we are still evaluating the impact of the adoption of all of the provisions of

SFAS No. 142 and have not yet determined the impact of adoption on our financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of business. SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We believe that most of our future center closures will now be categorized as discontinued operations. SFAS No. 144 becomes effective for our fiscal year 2003. However, we are still evaluating SFAS No. 144 and have not yet determined the impact of adoption on our financial position and results of operations.

     SFAS No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections, requires analyzing gains and losses from the extinguishment of debt to determine if they should be classified as an extraordinary item or interest expense. SFAS No. 145 also requires that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective the first day of our fiscal year 2003. We are still evaluating the impact of the adoption of SFAS No. 145, but we do not expect a material effect on our financial position or results of operations.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. We are evaluating SFAS No. 146 and have not yet determined the impact of adoption on our financial position and results of operations.

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

2.   Receivables

     Receivables consisted of the following, with dollars in thousands:

                                          May 31, 2002   June 1, 2001
                                          ------------   ------------
     Tuition............................  $     33,996   $     32,037
     Allowance for doubtful accounts....        (6,381)        (5,713)
                                          ------------   ------------
                                                27,615         26,324
     Other..............................         4,042          2,199
                                          ------------   ------------
                                          $     31,657   $     28,523
                                          ============   ============

3.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consisted of the following, with dollars in thousands:

                                          May 31, 2002   June 1, 2001
                                          ------------   ------------
     Inventories........................  $      4,167   $      4,001
     Prepaid rent.......................         2,211          2,104
     Other..............................         3,570          1,730
                                          ------------   ------------
                                          $      9,948   $      7,835
                                          ============   ============

4.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                             May 31, 2002   June 1, 2001
                                             ------------   ------------
     Land..................................  $    166,110   $    160,158
     Buildings and leasehold improvements..       578,544        505,528
     Equipment.............................       193,308        175,991
     Construction in progress..............        34,641         58,234
                                             ------------   ------------
                                                  972,603        899,911
     Accumulated depreciation and
       amortization........................      (270,443)      (233,684)
                                             ------------   ------------
                                             $    702,160   $    666,227
                                             ============   ============

5.   Other Assets

     Other assets consisted of the following, with dollars in thousands:

                                             May 31, 2002   June 1, 2001
                                             ------------   ------------
     Minority investments, cost method.....  $     15,757   $     15,554
     Deferred financing costs..............        11,405         14,390
     Notes receivable......................         2,548          4,779
     Other.................................         5,614          6,430
                                             ------------   ------------
                                             $     35,324   $     41,153
                                             ============   ============

6.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following, with dollars in thousands:

                                                   May 31, 2002   June 1, 2001
                                                   ------------   ------------
     Accrued compensation, benefits and
       related taxes.............................. $     30,589   $     28,151
     Deferred revenue.............................       20,032         18,483
     Current portion of self-insurance
       liabilities................................       19,750         15,664
     Accrued interest.............................        8,975          9,257
     Accrued property taxes.......................        8,879          8,293
     Accrued income taxes.........................        5,854         12,667
     Current portion of caital lease obligations..          854          1,668
     Other........................................       17,734         14,613
                                                   ------------   ------------
                                                   $    112,667   $    108,796
                                                   ============   ============

7.   Long-Term Debt

     Long-term debt consisted of the following, with dollars in thousands:

                                                                 May 31, 2002   June 1, 2001
                                                                 ------------   ------------
Secured:
  Borrowings under revolving credit facility, interest at:
    o  May 31, 2002 - adjusted LIBOR plus 1.50%, from
       3.34% to 3.67%
    o  June 1, 2001:
       -  adjusted LIBOR plus 1.50%, from 5.56% to 5.85%
       -  alternative base rate plus 0.25%, equal to 7.25%...... $    175,000   $    167,000
  Term loan facility, interest at adjusted LIBOR
    plus 2.50%, equal to 4.43% and 6.56%, respectively..........       47,500         48,000
  Industrial refunding revenue bonds at variable rates of
    interest from 1.60% to 2.50% and 4.10% to 5.00%,
      respectively, supported by letters of credit,
         maturing calendar 2002 to 2009.........................       12,598         12,598
  Industrial revenue bonds secured by real property with
    maturities to calendar 2005 at interest rates of 3.33%
      to 4.55% and 4.90% to 9.75%, respectively.................        3,846          4,033
  Real and personal property mortgages payable in monthly
    installments through calendar 2005, interest rates of
      8.00% to 8.25%............................................          920          2,164
Unsecured:
  Senior subordinated notes due calendar 2009, interest at
    9.5%, payable semi-annually.................................      290,000        290,000
  Notes payable in monthly installments through calendar
    2008, interest rate of 8.00%................................        2,453          3,163
                                                                 ------------   ------------
                                                                      532,317        526,958
Less current portion of long-term debt..........................        6,237          2,588
                                                                 ------------   ------------
                                                                 $    526,080   $    524,370
                                                                 ============   ============

     Credit Facilities. We have credit facilities that are provided by a syndicate of financial institutions. The credit facilities consist of the $90.0 million term loan facility, of which $50.0 million was drawn in 1997 and $40.0 million has since expired, and the $300.0 million revolving credit facility. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $25.0 million for selected short-term borrowings. The term loan facility will mature on February 13, 2006 and provides for $0.5 million annual interim amortization. The revolving credit facility is scheduled to terminate on February 13, 2004. Our obligations under the credit facilities are guaranteed by our subsidiaries and secured by a pledge of our subsidiaries' stock.

     The credit facilities bear interest, at our option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals:

     o  an adjusted LIBOR rate plus

        o in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 2.50% to 3.00%.

        o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 1.25% to 2.50%.

     o  an alternative base rate plus

        o in the case of the term loan facility, a debt to EBITDA-dependent rate ranging from 1.25% to 1.75%.

        o in the case of the revolving credit facility, a debt to EBITDA or EBITDA to interest expense-dependent rate ranging from 0.00% to 1.25%.

        ----------------

        EBITDA is defined in the credit facilities as net income before interest expense, income taxes, depreciation and amortization.

     At May 31, 2002, the amount outstanding on the term loan facility was $47.5 million and the interest rate was 4.43%, which was adjusted LIBOR plus 2.50%. Under the revolving credit facility, the following amounts were outstanding at the respective interest rates, with dollars in thousands, at May 31, 2002:

             Adjusted LIBOR plus 1.50%:
                 3.67%............................... $  65,000
                 3.43% ..............................    55,000
                 3.56%...............................    50,000
                 3.34%...............................     5,000
                                                      ---------
                                                      $ 175,000
                                                      =========

     We also pay a commitment fee on the revolving credit facility calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA or EBITDA to interest expense-dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At May 31, 2002, the commitment fee rate was 0.30%. This fee is payable quarterly in arrears. During fiscal 2002 and 2001, we paid commitment fees totaling $0.4 and $0.5 million, respectively.

     In addition, we pay a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR, less a fronting fee calculated at a rate equal to 0.125% per year. At May 31, 2002, the letter of credit fee rate was 1.50%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, we will pay customary transaction charges in connection with any letter of credit. At May 31, 2002, we had approximately $28.5 million committed under outstanding letters of credit.

     The term loan facility will be subject to mandatory prepayment with the proceeds of specified asset sales; specified debt issuances; and, on an annual basis, with 50% of our excess cash flow, as defined in the credit agreement, to the extent not reinvested in our business. The term loan facility is also subject to mandatory prepayment with the proceeds of specified sale leaseback transactions, child care center mortgage financings and real estate securitization transactions involving properties owned, operated or leased on the date of the February 13, 1997 closing of the credit facilities, but only to the extent that such proceeds exceed $50 million in the aggregate.

     The credit facilities contain customary covenants and provisions that restrict our ability to:

     o  change its business,

     o  declare dividends,

     o  grant liens,

     o  incur additional indebtedness, and

     o  make capital expenditures.

     In addition, the credit facilities provide that we must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

     Series A Through E Industrial Revenue Bonds. We are obligated to various issuers of industrial revenue bonds, which are referred to as refunded IRBs. Such bonds mature from calendar 2002 to 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds that were used to finance the cost of acquiring, constructing and equipping specific centers. At May 31, 2002, the refunded IRBs bore interest at variable rates from 1.60% to 2.50%, and each is secured by a letter of credit under the revolving credit facility.

     Other Industrial Revenue Bonds. We are also obligated to various issuers of other industrial revenue bonds that mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care centers. The IRBs are secured by these centers. At May 31, 2002, the IRBs bore interest at rates of 3.33% to 4.55%.

     Senior Subordinated Notes. In fiscal 1997, we issued $300.0 million aggregate principal amount of 9.5% unsecured senior subordinated notes under an indenture between Marine Midland Bank, as trustee, and us. During fiscal 2000, we acquired $10.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $9.6 million. This transaction resulted in the write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     The 9.5% notes are due February 15, 2009 and are general unsecured obligations, ranked behind all existing and future indebtedness that is not expressly ranked behind, or made equal with, the notes. The 9.5% notes bear interest at a rate of 9.5% per year, payable semi-annually on February 15 and August 15 of each year. The 9.5% notes may be redeemed at any time, in whole or in part, on or after February 15, 2002 at a redemption price equal to 104.75% of the principal amount of the notes in the first year and declining yearly to par at February 15, 2005, plus accrued and unpaid interest, if any, to the date of redemption.

     Upon the occurrence of a change of control, we will be required to make an offer to repurchase all notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

     The indenture governing the notes contains covenants that limit our ability to:

     o  incur additional indebtedness or liens,

     o  incur or repay other indebtedness,

     o  pay dividends or make other distributions,

     o  repurchase equity interests,

     o  consummate asset sales,

     o  enter into transaction with affiliates,

     o merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, and

     o  enter into guarantees of indebtedness.

     Covenants. Many of our loan agreements contain lenders' standard covenants and restrictions. We were in compliance with all of the covenants and restrictions of these agreements at May 31, 2002.

     Principal Payments. The aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 31, 2002 are as follows, with dollars in thousands:

          Fiscal Year:
          2003........................................ $      6,237
          2004........................................      176,144
          2005........................................        4,554
          2006........................................       46,417
          2007........................................          263
          Thereafter..................................      298,702
                                                       ------------
                                                       $    532,317
                                                       ============

8.   Restructuring Charges (Reversals)

     During the fourth quarter of fiscal 1999, the Board of Directors authorized a provision of $4.0 million for the planned early termination of certain center operating leases. The provision included an estimate of discounted future lease payments and anticipated incremental costs related to closure of the centers. A total of 61 underperforming leased centers were closed: 36 in fiscal 2001 and 25 in fiscal 2000.

     We have paid and/or entered into contractual commitments to pay $3.9 million of lease termination and closure costs for such closed centers. During the fourth quarter of fiscal 2001, the remaining reserve of $0.1 million was reversed.

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
                                                               =========

     A summary of the aggregate financial operating performance of the 61 closed centers was as follows, with dollars in thousands:

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                        May 31, 2002  June 1, 2001  June 2, 2000
                                        ------------  ------------  ------------
Net revenues........................... $         --  $      2,131  $     16,188
Operating losses.......................          139           938         3,448

9.   Income Taxes

     The provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle consisted of the following, with dollars in thousands:

                                         Fiscal Year Ended
                              ----------------------------------------
                              May 31, 2002  June 1, 2001  June 2, 2000
                              ------------  ------------  ------------
   Current:
     Federal................  $      3,042  $      7,025  $      5,212
     State..................         1,388         3,403         2,736
     Foreign................           (60)          (46)          (81)
                              ------------  ------------  ------------
                                     4,370        10,382         7,867
   Deferred:
     Federal................         5,868           152         3,825
     State..................           753            23           478
     Foreign................          (190)         (291)          (32)
                              ------------  ------------  ------------
                                     6,431          (116)        4,271
                              ------------  ------------  ------------
                              $     10,801  $     10,266  $     12,138
                              ============  ============  ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes and cumulative effect of a change in accounting principle was as follows, with dollars in thousands:

                                                         Fiscal Year Ended
                                             ----------------------------------------
                                             May 31, 2002  June 1, 2001  June 2, 2000
                                             ------------  ------------  ------------
     Expected tax provision at the federal
        rate of 35%........................  $      9,565  $      9,080  $     11,235
     State income taxes, net of federal
       tax benefit.........................         1,330         1,258         1,565
     Goodwill and other non-deductible
        expenses...........................           678           272           131
     Tax credits, net of valuation
     adjustment............................          (780)       (1,050)       (1,002)
     Other, net............................             8           706           209
                                             ------------  ------------  ------------
                                             $     10,801  $     10,266  $     12,138
                                             ============  ============  ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were summarized as follows, with dollars in thousands:

                                                      May 31, 2002   June 1, 2001
                                                      ------------   ------------
     Deferred tax assets:
       Self-insurance reserves......................  $     11,693   $     10,486
       Net operating loss carryforwards.............         1,987          3,481
       Capital loss carryforwards...................            --             76
       Property and equipment, basis differences....           226          1,082
       Tax credits..................................         7,214          8,733
       Compensation payments........................         4,668          4,211
       Other........................................         5,302          4,823
                                                      ------------   ------------
         Total gross deferred tax assets............        31,090         32,892
           Less valuation allowance.................        (5,211)        (5,395)
                                                      ------------   ------------
         Net deferred tax assets....................        25,879         27,497
                                                      ------------   ------------
     Deferred tax liabilities:
       Property and equipment, basis differences....       (14,707)        (9,785)
       Property and equipment, basis differences of
         foreign subsidiaries.......................        (5,716)        (5,945)
       Stock basis of foreign subsidiary............        (3,621)        (3,622)
       Other........................................          (131)           (10)
                                                      ------------   ------------
         Total gross deferred tax liabilities.......       (24,175)       (19,362)
                                                      ------------   ------------
         Financial statement net deferred tax assets  $      1,704   $      8,135
                                                      ============   ============

     The valuation allowance decreased by $0.2 million during fiscal 2002 due to the utilization of domestic capital loss carryforwards and foreign net operating loss carryforwards. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If we are unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if we recognize taxable income of a suitable nature and in the appropriate periods, the valuation allowance will be reduced through a decrease in tax expense in future periods.

     At May 31, 2002, we had $5.7 million of net operating losses available for carryforward that expire over various dates through fiscal year 2022. Utilization of the net operating losses is subject to an annual limitation. We have tax credits available for carryforward for federal income tax purposes of $7.2 million, which are available to offset future federal income taxes through fiscal year 2022.

10.  Benefit Plans

     Stock Purchase and Option Plans. During fiscal 1997, the Board of Directors adopted and, during fiscal 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the 1997 Plan. The 1997 Plan authorizes grants of stock or stock options covering 5,000,000 shares of our common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     During fiscal 2001 and 2000, certain officers purchased 22,024 and 40,216 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. No shares were purchased in fiscal 2002. All of the officers, with the exception of the CEO, have executed term notes in order to purchase restricted stock. The term notes mature from calendar 2008 to 2011 and bear interest at rates ranging from 2.73% to 4.44% per annum, payable semi-annually on June 30 and December 31. At May 31, 2002, the term notes totaled $1.4 million and are reflected as a component of stockholders' equity.

     Grants or awards under the 1997 Plan are made at fair market value as determined by the Board of Directors. Options granted during fiscal 2002, 2001 and 2000 have exercise prices ranging from $11.21 to $14.15 per share. At May 31, 2002, options outstanding had exercise prices ranging from $9.50 to $14.15. A summary of outstanding options was as follows:

                                                             Weighted
                                                 Number       Average
                                                     of      Exercise
                                                 Shares         Price
                                              ---------   -----------
          Outstanding at May 28, 1999........ 1,474,186   $      9.54
          Granted............................   300,540         11.42
          Canceled...........................  (105,042)         9.75
                                              ---------   -----------
             Outstanding at June 2, 2000..... 1,669,684          9.87
          Granted............................   194,060         12.26
          Canceled...........................   (91,366)         9.95
                                              ---------   -----------
             Outstanding at June 1, 2001..... 1,772,378         10.12
          Granted............................   125,000         13.66
          Canceled...........................   (35,000)        12.14
                                              ---------   -----------
             Outstanding at May 31, 2002..... 1,862,378   $     10.32
                                              =========   ===========

     The stock options granted were non-qualified options that vest 20% per year over a five-year period. Options outstanding at May 31, 2002 have a remaining average contractual life of 5.8 years. Exercisable options at May 31, 2002 totaled 1,410,464 and have a weighted average exercise price of $9.75. At May 31, 2002, 2,599,322 shares were available for issuance under the 1997 Plan.

     As discussed in Note 1. Summary of Significant Accounting Policies, we have adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation cost for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows, with dollars in thousands, except per share data:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 31, 2002  June 1, 2001  June 2, 2000
                                           ------------  ------------  ------------
Adjusted net income....................... $     15,702  $     14,695  $     19,176
                                           ============  ============  ============
Adjusted net income per share:
  Basic income per share before
    cumulative effect of a change in
      accounting principle, net........... $       0.79  $       0.81  $       1.01
  Cumulative effect of a change in
    accounting principle, net of taxes....           --         (0.04)           --
                                           ------------  ------------  ------------
       Adjusted net income................ $       0.79  $       0.77  $       1.01
                                           ============  ============  ============
  Diluted income per share before          $       0.78  $       0.80  $       1.00
    cumulative effect of a change in
      accounting principle, net...........
  Cumulative effect of a change in
    accounting principle, net of taxes....           --         (0.04)           --
                                           ------------  ------------  ------------
       Adjusted net income................ $       0.78  $       0.76  $       1.00
                                           ============  ============  ============

        A summary of the weighted average fair values was as follows:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 31, 2002  June 1, 2001  June 2, 2000
                                           ------------  ------------  ------------
Weighted average fair value, using the
   Black-Scholes option pricing model....  $       5.55  $       5.07  $       4.91
Assumptions used to estimate the present
   value of options at the grant date:
     Volatility..........................          36.5%         34.1%         35.1%
     Risk-free rate of return............           4.7%          6.2%          6.8%
     Dividend yield......................           0.0%          0.0%          0.0%
     Number of years to exercise
       options...........................             7             7             7

     Savings and Investment Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. All employees, other than highly compensated employees, over the age of 21 are eligible to participate in the Savings Plan on the quarterly entry date after the employee has been employed a minimum of six months and has over 1,000 hours of service. Participants may contribute, in increments of 1%, up to 18% of their compensation to the Savings Plan. Since January 1, 1999, we have matched participants' contributions up to 1% of compensation.

     Nonqualified Deferred Compensation Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, effective August 1, 1996 and approved the restatement effective August 1, 1996. Under the Nonqualified Deferred Compensation Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. Since January 1, 1999, we have matched participants' contributions up to 1% of compensation.

     Directors' Deferred Compensation Plan. On May 27, 1998, the Board of Directors adopted the KinderCare Learning Centers, Inc. Directors' Deferred Compensation Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Deferred Compensation Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Deferred Compensation Plan, of our common stock.

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

11.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for our financial instruments at May 31, 2002 and June 1, 2001.

     Cash and cash equivalents, receivables, investments and current liabilities. Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at May 31, 2002 and June 1, 2001 because of the short-term maturity of these instruments. Our cost method investments are recorded at estimated fair values.

     Long-term debt. The estimated fair value of our $290.0 million of 9.5% senior subordinated notes was $290.0 and $285.7 million at May 31, 2002 and June 1, 2001, respectively, based on recent market activity. The carrying values for our remaining long-term debt of $242.3 and $237.0 million at May 31, 2002 and June 1, 2001, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

12.  Acquisitions

     In April 2001, we acquired Mulberry Child Care Centers, Inc., referred to as Mulberry, a child care and early education company based in Dedham, Massachusetts. We acquired 100% of Mulberry's stock in exchange for 860,000 shares of our common stock valued at $11.8 million. In connection with the transaction, we paid $13.1 million and assumed $3.3 million of Mulberry's debt. In August 2002, 119,838 of the 860,000 shares were returned to us, which included 99,152 shares that were released from an indemnity escrow and 20,686 shares that were redeemed from certain former shareholders of Mulberry. Our subsidiary, KC Distance Learning, Inc., acquired NLKK, Inc., referred to as NLKK, a distance learning company based in Bloomsburg, Pennsylvania in June 2000. NLKK was purchased for $15.1 million in cash. See "Consolidated Statements of Cash Flows."

     Both acquisitions were accounted for under the purchase method. The results of operations for Mulberry and NLKK for the periods subsequent to the acquisitions were included in our results of operations for fiscal 2002 and 2001. The purchase price for both transactions was allocated to the assets and liabilities of the respective companies based on their estimated fair values. Goodwill from the purchase of Mulberry totaled $26.4 million, which was amortized using the straight-line method over 20 years. Goodwill from the purchase of NLKK totaled $15.2 million, which was amortized using the straight-line method over 20 years. See "Note 1. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements."

13.  Commitments and Contingencies

     We conduct a portion of our operations from leased or subleased day care centers. At May 31, 2002, we leased 491 operating centers under various lease agreements that average twenty year terms. Most leases contain standard renewal clauses. A majority of the leases contain standard covenants and restrictions, all of which we were in compliance with at May 31, 2002. A majority of the leases are classified as operating leases for financial reporting purposes. We have 15 center leases that were classified as capital leases, as well as certain equipment capital leases.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 65 to 75 centers. The resulting leases are expected to be classified as operating leases. We would continue to manage the operations of any centers that are sold in such transactions. At May 31, 2002, we had completed sales totaling $9.5 million. See "Note 7. Long-Term Debt."

     Each vehicle in our fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that we guarantee specified residual values upon cancellation. In most cases, we expect that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $9.8, $11.7 and $11.1 million for fiscal 2002, 2001 and 2000, respectively.

     Following is a schedule of future minimum lease payments under capital and operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 31, 2002, with dollars in thousands:

                                           Capitalized     Operating
                                                Leases        Leases
                                           -----------   -----------
     Fiscal Year:
     2003................................. $     2,803   $    39,516
     2004.................................       2,529       132,725
     2005.................................       2,234        28,520
     2006.................................       2,290        25,818
     2007.................................       2,400        24,216
     Subsequent years.....................      18,836       139,804
                                           -----------   -----------
                                                31,092   $   390,599
     Less amounts representing interest...     (14,169)  ===========
        Present value of minimum           -----------
          capitalized lease payments...... $    16,923
                                           ===========

     The present value of the future minimum lease payments for leases classified as capital leases were as follows, with dollars in thousands:

                                                May 31, 2002   June 1, 2001
                                                ------------   ------------
Present value of minimum capitalized lease
   payments...................................  $     16,923   $     13,644
Less current portion of capitalized lease
   obligations................................           854          1,668
                                                ------------   ------------
     Long-term capitalized lease obligations..  $     16,069   $     11,976
                                                ============   ============

     Property and equipment recorded under capital leases were $21.9 and $17.3 million at May 31, 2002 and June 1, 2001, respectively.

     At May 31, 2002, we had a revolving credit facility of $300.0 million, of which $28.5 million was committed under outstanding letters of credit and $175.0 was drawn.

     In fiscal 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed construction of 44 centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. The related leases are classified as operating leases for financial reporting purposes. We do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements.

     The synthetic lease facility closed to draws on February 13, 2001 and, at May 31, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     In June 2002, the Financial Accounting Standards Board issued an Exposure Draft of a proposed Interpretation, Consolidation of Certain Special Purpose Entities. If the Interpretation is issued as proposed, we expect to be required to consolidate the synthetic lease facility during our fiscal year 2004. Upon consolidation, we would record the assets as property and equipment and the lease liability as an obligation. The impact to our statement of operations would be reduced rent expense and increased depreciation and interest expense.

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation of which we are aware will materially affect our financial position, operating results or cash flows, although assurance cannot be given with respect to the ultimate outcome of any such actions.

14.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 2002 and fiscal 2001 was as follows, with dollars in thousands, except per share data. The first quarter contained 16 weeks and the second, third and fourth quarters each contained 12 weeks.

                                            First        Second         Third        Fourth
                                          Quarter       Quarter       Quarter   Quarter (a)
                                     ------------  ------------  ------------  ------------
Fiscal Year ended May 31, 2002
   Revenues, net...................  $    248,450  $    192,148  $    187,600  $    201,236
   Operating income................        11,095        19,305        21,437        21,290
   Net income (loss)...............        (1,770)        5,453         7,148         5,712
   Net income (loss) per share:
    Basic net income (loss) per
      share........................  $      (0.09) $       0.27  $       0.36  $       0.29
    Diluted net income (loss) per
      share........................         (0.09)         0.27          0.35          0.29
Fiscal Year ended June 1, 2001
   Revenues, net...................  $    216,492  $    166,901  $    168,007  $    191,997
   Operating income ...............        14,698        17,145        19,872        23,250
   Net income (loss)...............        (1,045)        3,661         5,451         7,604
   Net income (loss) per share:
    Basic income (loss) per share
      before cumulative effect of
        a change in accounting
          principle, net...........  $      (0.01) $       0.19  $       0.29  $       0.39
    Cumulative effect of a change
      in accounting principle,
        net of taxes...............         (0.04)           --            --            --
                                     ------------  ------------  ------------  ------------
        Net income (loss)..........  $      (0.05) $       0.19  $       0.29  $       0.39
                                     ============  ============  ============  ============
    Diluted income (loss) per share
      before cumulative effect of a
      change in accounting
      principle, net...............  $      (0.01) $       0.19  $       0.28  $       0.39
    Cumulative effect of a change
      in accounting principle, net
      of taxes.....................         (0.04)           --            --            --
                                     ------------  ------------  ------------  ------------
        Net income (loss)..........  $      (0.05) $       0.19  $       0.28  $       0.39
                                     ============  ============  ============  ============

(a) Net income during the fourth quarter of fiscal 2002 included a loss on minority investment of $1.4 million, net of taxes. An asset impairment charge of $2.0 million, net of taxes, was recorded during the fourth quarter of fiscal 2002 compared to $0.3 million in the same period last year.

15.  Subsequent Event

     On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these consolidated financial statements and notes thereto for fiscal 2002, 2001 and 2000 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to 100.0 million shares.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc., and subsidiaries as of May 31, 2002 and June 1, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended May 31, 2002, June 1, 2001, and June 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 31, 2002 and June 1, 2001, and the results of their operations and their cash flows for each of the years ended May 31, 2002, June 1, 2001, and June 2, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
July 26, 2002





                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

                 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following table sets forth information regarding our Board of Directors. For information concerning directors' ownership of common stock, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

                                   Position with Us,
                                   Year First Elected Director,
                                   Principal Occupation During at Least the
          Name and Age             Last Five Years and Other Directorships
---------------------------------- ---------------------------------------------------------
David J. Johnson (56)............  David J. Johnson joined us as Chief Executive Officer and
                                   Chairman of the Board in February 1997. Between September
                                   1991 and November 1996, Mr. Johnson served as President,
                                   Chief Executive Officer and Chairman of the Board of Red
                                   Lion Hotels, Inc., which was formerly a KKR affiliate, or
                                   its predecessor. From 1989 to September 1991, Mr. Johnson
                                   was a general partner of Hellman & Friedman, a private
                                   equity investment firm based in San Francisco. From 1986 to
                                   1988, he served as President, Chief Operating Officer and
                                   director of Dillingham Holdings, a diversified company
                                   headquartered in San Francisco. From 1984 to 1987, Mr.
                                   Johnson was President and Chief Executive Officer of Cal Gas
                                   Corporation, a principal subsidiary of Dillingham Holdings.

Henry R. Kravis (58) (a).........  Henry R. Kravis has been on our Board since February 1997.
                                   He is a managing member of KKR & Co. L.L.C., the limited
                                   liability company that serves as the general partner of KKR.
                                   He is also a director of Accel-KKR Company, Accuride
                                   Corporation, Alliance Imaging, Inc., Amphenol Corporation,
                                   BRW Acquisition, Inc. (Bristol West Insurance Group), Borden
                                   Chemical, Inc., The Boyds Collection Ltd., Evenflo Company,
                                   Inc., KSL Recreation Corporation, PRIMEDIA, Inc., Sotheby's
                                   Holdings, Inc., U.S. Natural Resources, Inc., United
                                   Fixtures Company and Willis Group Holdings Limited.

George R. Roberts (58) (a).......  George R. Roberts has been on our Board since February 1997.
                                   He is a managing member of KKR & Co. L.L.C., the limited
                                   liability company that serves as the general partner of KKR.
                                   He is also a director of Accel-KKR Company, Accuride
                                   Corporation, Alliance Imaging, Inc., Amphenol Corporation,
                                   Borden Chemical, Inc., The Boyds Collection, Ltd., Dayton
                                   Power & Light, Inc., Evenflo Company, Inc., KSL Recreation
                                   Corporation, Owens-Illinois, Inc., PRIMEDIA, Inc., Safeway
                                   Inc., U.S. Natural Resources, Inc., United Fixtures Company
                                   and Willis Group Holdings Limited.

                                   Position with Us,
                                   Year First Elected Director,
                                   Principal Occupation During at Least the
          Name and Age             Last Five Years and Other Directorships
---------------------------------- ---------------------------------------------------------
Michael W. Michelson (51)........  Michael W. Michelson has been on our Board since December
                                   1999. He is a member of KKR & Co. L.L.C., the limited
                                   liability company that serves as the general partner of KKR.
                                   He is also a director of Alliance Imaging, Inc., Amphenol
                                   Corporation, AutoZone, Inc., New South Holdings, Inc. and
                                   Owens-Illinois, Inc.

Scott C. Nuttall (29)............  Scott C. Nuttall has been on our Board since December 1999.
                                   Mr. Nuttall has been an executive at KKR since 1996. Prior to that time, he was an executive at The Blackstone Group
                                   L.P. He is also a director of Alea Group Holdings, Ltd.,
                                   Amphenol Corporation, BRW Acquisition, Inc. (Bristol West
                                   Insurance Group), Walter Industries Inc. and Willis Group
                                   Holdings Limited.

Richard J. Goldstein (37)........  Richard J. Goldstein has been on our Board since May 2001.
                                   He has been a Senior Vice President and, before that, a Vice
                                   President of Oaktree Capital Management, LLC ("Oaktree")
                                   since 1995. Oaktree provides investment management services to TCW Asset Management Company, the general partner of TCW
                                   Special Credits Fund V - The Principal Fund, pursuant to a sub-advisory agreement. Mr. Goldstein was an Assistant Vice
                                   President of Trust Company of the West from 1994 to 1995.

(a)  Messrs. Kravis and Roberts are first cousins.

Committees of Our Board of Directors

     The Board of Directors has three standing committees: (1) an audit committee, (2) a compensation committee and (3) an executive committee.

     Executive Committee. Messrs. Johnson, Michelson and Nuttall comprise the executive committee of the Board of Directors. The executive committee exercises authority of the Board of Directors, to the extent permitted by law, in the management of our business between meetings of the full Board of Directors.

     Audit Committee. The audit committee consists of Messrs. Michelson and Nuttall. The Audit Committee selects and engages, on our behalf, the independent public accountants to audit our annual financial statements, reviews and approves the planned scope of the annual audit and reviews our internal accounting practices and policies.

     Compensation Committee. Messrs. Michelson and Nuttall serve as members of the compensation committee. The compensation committee establishes compensation levels for officers and performs such functions as provided under our employee benefit programs and executive compensation programs or as delegated by the Board of Directors with respect to such programs.

Executive Officers

     Set forth below is information regarding our executive officers:

     Name                         Age   Position
     ----                         ---   --------
     David J. Johnson..........    56   Chief Executive Officer and Chairman of the Board
     Robert Abeles.............    56   Executive Vice President, Chief Financial Officer
     Edward L. Brewington......    59   Senior Vice President, Human Resources
     S. Wray Hutchinson........    42   Senior Vice President, Operations
     Dan R. Jackson............    48   Senior Vice President, Finance
     Eva M. Kripalani..........    43   Senior Vice President, General Counsel and Secretary
     Bruce A. Walters..........    45   Senior Vice President, Chief Development Officer

     David J. Johnson has been Chief Executive Officer and Chairman of the Board since February 1997. Between September 1991 and November 1996, Mr. Johnson served as President, Chief Executive Officer and Chairman of the Board of Red Lion Hotels, Inc., which was formerly a KKR affiliate, or its predecessor. From 1989 to September 1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and Chief Executive Officer of Cal Gas Corporation, a principal subsidiary of Dillingham Holdings.

     Robert Abeles has been Executive Vice President, Chief Financial Officer since October 1999. Mr. Abeles served as Executive Vice President, Chief Financial Officer and Director of Transamerica Life Companies from June 1996 to October 1998. Prior to that time, Mr. Abeles spent 24 years at First Interstate Bank of California and served as Executive Vice President and Chief Financial Officer from July 1990 to May 1996.

     Edward L. Brewington was promoted in July 2001 to Senior Vice President, Human Resources. He had served as Vice President, Human Resources since April 1997. From June 1993 to April 1997, Mr. Brewington was with Times Mirror where his last position held was Vice President, Human Resources for the Times Mirror Training Group. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     S. Wray Hutchinson was promoted to Senior Vice President, Operations in October 2000. He had served as Vice President, Operations since April 1996. He joined us in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois market.

     Dan R. Jackson was promoted in October 1999 to Senior Vice President, Finance and was appointed Chief Financial Officer of KC Distance Learning, Inc., in June 2001. He joined us in February 1997 as Vice President of Financial Control and Planning. Prior to that time, Mr. Jackson served as Vice President, Controller for Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

     Eva M. Kripalani was promoted to Senior Vice President, General Counsel and Secretary in July 2001. She had served as Vice President, General Counsel and Secretary since July 1997. Prior to joining KinderCare, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

     Bruce A. Walters has been Senior Vice President, Chief Development Officer since July 1997. From June 1995 to February 1997, Mr. Walters served as the Executive Vice President of Store Development for Hollywood Entertainment Corporation in Portland, Oregon. Prior to that time, Mr. Walters spent 14 years with McDonald's Corporation in various domestic and international development positions.

                         ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation awarded or paid to or earned by the Chief Executive Officer and Chairman of the Board of Directors and each of the other four most highly compensated executive officers, referred to collectively as the Named Executive Officers:

                                                                             Long-Term
                                                                          Compensation
                                                                               Awards-
                                              Annual Compensation           Securities     All Other
                                Fiscal  --------------------------------    Underlying  Compensation
Name and Principal Position       Year      Salary       Bonus     Other    Options(a)     (b)(c)(d)
------------------------------- ------  ----------  ----------  --------  ------------  ------------
David J. Johnson...............   2002  $  698,325  $  416,900  $  4,687            --  $    112,475
   Chief Executive Officer        2001     673,197     308,997       140            --       113,172
   and Chairman of the Board      2000     663,381     489,575       134            --       113,399
Robert Abeles...................  2002  $  268,524  $  123,118  $  1,684            --  $     54,816
   Executive Vice President,      2001     256,599     106,991        97            --        54,816
   Chief Financial Officer        2000     158,654      87,101    25,440        69,690       131,135
Dan R. Jackson..................  2002  $  223,446  $   97,646  $  2,816            --  $     17,726
   Senior Vice President,         2001     199,385      77,009        77         8,000        17,588
   Finance                        2000     186,206      90,541        61        10,000        17,505
Eva M. Kripalani................  2002  $  220,735  $   84,873  $  3,831        10,000  $      8,918
   Senior Vice President,         2001     191,404      67,158        68         6,000         9,324
   General Counsel and Secretary  2000     173,625      73,834        37            --         9,333
Bruce A. Walters................  2002  $  231,998  $   88,159  $  1,765            --  $     15,581
   Senior Vice President,         2001     223,326      70,521        60         6,000        15,580
   Chief Development Officer      2000     219,065     104,275        35            --        15,606

---------------

(a)  Stock options granted under the 1997 Stock Purchase and Option Plan.

(b) Matching contributions under our Savings and Investment Plan and Nonqualified Deferred Compensation Plan were as follows:

                              Nonqualified Deferred              Savings and
                                Compensation Plan              Investment Plan
                           ----------------------------  ----------------------------
                                    Fiscal Year                  Fiscal Year
                           ----------------------------  ----------------------------
                               2002      2001      2000      2002      2001      2000
                           --------  --------  --------  --------  --------  --------
David J. Johnson.......... $ 10,846  $ 11,543  $ 11,430  $     --  $     --  $    340
Robert Abeles.............       --        --        --        --        --        --
Dan R. Jackson............    3,226     2,909     2,668        --       179       337
Eva M. Kripalani..........    2,418     2,660     2,496        --       164       337
Bruce A. Walters..........    3,281     3,280     3,306        --        --        --

(c) Life insurance premiums paid on behalf of the executive officers for split dollar life arrangements for each of fiscal years 2002, 2001 and 2000 were as follows:

                    David J. Johnson.............. $ 101,629
                    Robert Abeles.................    54,816
                    Dan R. Jackson................    14,500
                    Eva M. Kripalani..............     6,500
                    Bruce A. Walters..............    12,300

(d) Mr. Abeles received consideration of $76,319 for relocation costs during fiscal year 2000.

1997 Stock Purchase and Option Plan

     The 1997 Plan authorizes grants of stock or options to purchase shares of authorized but unissued or reacquired shares of our common stock, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan. A total of 5,000,000 shares of common stock have been authorized for issuance under the 1997 Plan, and the maximum number of shares that may be granted to any one person is 1,000,000. The 1997 Plan is intended to accomplish the following:

     o promote our long term financial interests and growth by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of our business,

     o motivate management personnel by means of growth-related incentives to achieve long range goals, and

     o further align the interests of participants with those of our other stockholders through opportunities for increased stock or stock-based ownership.

     The compensation committee of the Board of Directors administers the 1997 Plan and determines the employees to whom grants will be made, the number of shares of common stock subject to each grant, and the various terms of such grants, including the period for vesting. The compensation committee of the Board of Directors may from time to time amend the terms of any grant, but such action may not adversely affect the rights of any participant under the 1997 Plan with respect to the options without such participant's consent, except for either of the following:

     o Adjustments made upon a change in our outstanding common stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or similar event, and

     o In the event of a merger or consolidation into another corporation, the exchange of all or substantially all of our assets for another corporation's securities, the acquisition by another corporation of 80% or more of our voting stock or a recapitalization, reclassification, liquidation or dissolution, option grants may be made exercisable for some period of time prior to such event and then terminable upon occurrence of such event at the discretion of the Board of Directors.

Option Grants in Fiscal Year 2002

     The following table sets forth the individual option grants during the fiscal year ended May 31, 2002 to the Named Executive Officers:

                                       Percent of
                          Number of         Total
                         Securities       Options
                         Underlying    Granted to    Exercise                     Grant Date
                            Options  Employees in       Price                        Present
                         Granted(a)   Fiscal Year   Per Share  Expiration Date      Value(b)
                         ----------  ------------  ----------  ---------------  ------------
David J. Johnson......           --           --%  $       --               --  $         --
Robert Abeles.........           --           --           --               --            --
Dan R. Jackson........           --           --           --               --            --
Eva M. Kripalani......       10,000          8.0        13.61    July 23, 2011        55,500
Bruce A. Walters......           --           --           --               --            --

--------------

(a) The options become exercisable 20% per year over a five-year period, with the first 20% becoming exercisable on the first anniversary of the vesting commencement date. Vesting ceases upon termination of employment; however, options vest in full upon death or disability. The options expire upon the earlier of (i) ten years following grant date, (ii) the first anniversary of death or disability or retirement, (iii) a specified period following any termination of employment other than for cause, (iv) termination for cause and (v) the date of any merger or certain other transactions. Exercisability of options will accelerate upon a change of control.

(b) Although we believe that it is not possible to place a value on an option, in accordance with the rules of the Securities and Exchange Commission, a modified Black-Scholes model of option valuation has been used to estimate grant date present value. The actual value realized, if any, may vary significantly from the values estimated by this model. Any further values realized will ultimately depend upon the excess of the stock price over the exercise price on the date the option is exercised. The assumptions used to estimate the grant date present value of this option were volatility of 36.5%, risk-free rate of return of 4.7%, dividend yield of 0.0% and time to exercise of seven years.

Aggregated Option Exercises in Fiscal Year 2002 and 2002 Fiscal Year End Option Values

     The following table sets forth the unexercised options held at May 31, 2002 by the Named Executive Officers:

                                                             Value of Unexercised
                                Number of Unexercised           "In-The-Money"
                               Options at May 31, 2002    Options at May 31, 2002(a)
                             --------------------------   --------------------------
                             Exercisable  Unexercisable   Exercisable  Unexercisable
                             -----------  -------------   -----------  -------------
David J. Johnson...........      842,106             --   $ 4,227,372             --
Robert Abeles..............       27,876         41,814        92,270        138,404
Dan R. Jackson.............       55,374         12,400       265,441         32,404
Eva M. Kripalani...........       32,779         22,695       161,239         59,581
Bruce A. Walters...........       53,832         17,958       266,925         76,901

-----------

(a) The value of options represents the aggregate difference between the fair value, as determined by the Board of Directors, at May 31, 2002 of $14.52 and the applicable exercise price.

     There were no shares acquired upon exercise of options during fiscal 2002.

Compensation of KinderCare's Directors

     During fiscal year 2002, our non-employee directors received an annual retainer of $30,000, paid in advance in quarterly installments. Directors who are our employees were not paid any additional compensation for their service as directors. All directors were reimbursed for travel and other expenses incurred in connection with the performance of their duties.

     On May 27, 1998, the Board of Directors adopted the Directors' Deferred Compensation Plan. Under this plan, non-employee members of the Board of Directors may elect to defer receipt and income taxation of all or a portion of their annual retainer. Any amounts deferred under the Directors' Plan are credited to a phantom stock account. The number of shares of phantom stock credited to the director's account will be determined based on the amount of deferred compensation divided by the then fair value per share, as defined in the Directors' Plan, of our common stock.

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

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of our common stock at August 23, 2002 by each of the following:

     o each person who is known by us to beneficially own more than 5% of our common stock,

     o  the Named Executive Officers,

     o  each of our directors, and

     o  all directors and executive officers as a group.

     The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Unless otherwise noted in the footnotes to the following table, the persons named in the table have sole voting and investment power with respect to the common stock shown as beneficially owned by them. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The percentage of class outstanding is based on the 19,699,514 shares of common stock outstanding as of August 23, 2002. Shares subject to option grants which have vested or will vest prior to October 22, 2002 are deemed outstanding for calculating the percentage ownership of the person holding the options, but are not deemed outstanding for calculating the percentage ownership of any other person.

                                                                     Shares      Percent of
                                                               Beneficially           Class
                                                                      Owned     Outstanding
                                                               ------------   -------------
KKR-KLC L.L.C. and affiliated entities (a)...................    15,657,894           79.5%
    c/o Kohlberg Kravis Roberts & Co. L.P.
    9 West 57th Street
    New York, New York 10019
The TCW Group, Inc. and affiliated entities (b)..............     1,898,488            9.6%
    865 South Figueroa Street
    Los Angeles, California 90017
David J. Johnson (c).........................................     1,157,896            5.6%
Robert Abeles (c)............................................        69,690               *
Dan R. Jackson (c)...........................................        76,884               *
Eva M. Kripalani (c).........................................        59,664               *
Bruce A. Walters (c).........................................        94,504               *
Henry R. Kravis (a)..........................................            --              --
George R. Roberts (a)........................................            --              --
Michael W. Michelson (a).....................................            --              --
Nils P. Brous (a)............................................            --              --
Scott C. Nuttall(a)..........................................            --              --
Richard J. Goldstein (b).....................................            --              --
All directors and executive officers as a group
  (13 individuals)(d)........................................     1,585,518            7.6%

--------------

* Percentage of shares of common stock beneficially owned does not exceed one percent.

(a) Shares of common stock shown as beneficially owned by KKR-KLC L.L.C. are directly held by KLC Associates, L.P. KKR-KLC L.L.C. is the sole general partner of KKR Associates (KLC), L.P., which is the sole general partner of KLC Associates, L.P., and possesses sole voting and investment power with respect to such shares. KKR-KLC L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis and Roberts are members of the Executive Committee of KKR-KLC L.L.C. and are directors of KinderCare. Mr. Michelson is also a director of KinderCare. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR-KLC L.L.C. Each of such individuals disclaims beneficial ownership of such shares. Of the total shares of common stock beneficially owned by KKR-KLC L.L.C., 203,684 were owned by KKR Partners II, L.P., its affiliate.

(b) Oaktree Capital Management, LLC, referred to as Oaktree, provides investment sub-advisory services to the general partner of TCW Special Credits Fund V - The Principal Fund pursuant to a sub-advisory agreement. To the extent that Mr. Goldstein, as a Senior Vice President of Oaktree, participates in the process to vote or to dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares of common stock. Mr. Goldstein disclaims beneficial ownership of such shares of common stock.

(c) The shares beneficially owned by the Named Executive Officers include shares subject to options that are currently exercisable or become exercisable prior to October 22, 2002 as follows:

                                                                Number
                                                                    of
                                                               Options
                                                               -------
          David J. Johnson.................................    842,106
          Robert Abeles....................................     41,814
          Dan R. Jackson...................................     56,974
          Eva M. Kripalani.................................     43,874
          Bruce A. Walters.................................     68,190

(d) The shares beneficially owned by all directors and executive officers as a group include 1,146,214 shares that are subject to options that are currently exercisable or become exercisable prior to October 22, 2002. Shares owned by our executive officers are subject to restrictions on transfer.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table summarizes our equity compensation plans at May 31, 2002, all of which have been approved by shareholders:

                                Number of
                            securities to                                  Number of
                           be issued upon   Weighted-average    securities remaining
                              exercise of     exercise price    available for future
                              outstanding     of outstanding   issuance under equity
       Plan Category           options(a)            options   compensation plans(b)
-------------------------  --------------   ----------------   ---------------------
Equity compensation plans
  approved by security
  holders................       1,862,378             $10.32               2,599,322

(a) Represents the shares of common stock issuable upon exercise of outstanding options under the 1997 Plan, which was approved by stockholders during fiscal year 1998.

(b) Represents the shares remaining available for future issuance under the 1997 Plan (excluding shares reflected in first column). Future grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with KKR

     At August 23, 2002, affiliates of KKR beneficially owned in the aggregate approximately 79.5% of our outstanding shares of common stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Security Ownership of Certain Beneficial Owners and Management, Note (a)."

     KKR receives fees and expense reimbursement for management, consulting and financial services provided to us and may receive customary investment banking fees for services, plus reimbursement of its related expenses. During fiscal year 2002, we paid $591,171 in fees and reimbursements to KKR.

Registration Rights

     Each of KLC Associates, L.P. and its affiliate, KKR Partners II, L.P., has the right to require us to register under the Securities Act of 1933 shares of common stock held by it pursuant to a registration rights agreement. Such registration rights will generally be available to KLC Associates and KKR Partners II until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it. The registration rights agreement provides that we will pay all expenses in connection with the first six registrations requested by KLC Associates and/or KKR Partners II and in connection with any registration commenced by us as a primary offering. In addition, pursuant to stockholders' agreements, Oaktree and members of our management may be allowed to participate in specified registration processes. In addition, Oaktree and our management stockholders have the right, under certain circumstances and subject to certain conditions, to participate in any registration process, subject to certain exceptions.

Management Indebtedness

     The following table sets forth the amount of indebtedness in excess of $60,000 due under term notes executed by the executive officers at August 23, 2002:

               Robert Abeles..........................  $ 156,245
               Edward L. Brewington...................     96,804
               S. Wray Hutchinson.....................    122,198
               Dan R. Jackson.........................     74,145
               Eva M. Kripalani.......................     75,005

     The amount of indebtedness remained constant during the past year for all executive officers except Mr. Abeles. The largest amount of indebtedness during fiscal year 2002 for Mr. Abeles was $231,245.

     The term notes mature from calendar 2008 to 2009 and bear interest at a rate of 4.44% per year, payable semi-annually on June 30 and December 31. The term notes are secured by shares of restricted stock purchased by the executive officers under the terms of the 1997 Plan.

                                     PART IV

               ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this report or incorporated herein by reference:

(a)(1)  Financial Statements:

                                                                          Page
        Consolidated balance sheets at May 31, 2002 and June 1, 2001....    34
        Consolidated statements of operations for the fiscal years
          ended May 31, 2002, June 1, 2001 and June 2, 2000.............    35
        Consolidated statements of stockholders' equity and
          comprehensive income for the fiscal years ended May 31,
          2002, June 1, 2001 and June 2, 2000...........................    36
        Consolidated statements of cash flows for the fiscal year ended
          May 31, 2002, June 1, 2001 and June 2, 2000...................    37
        Notes to consolidated financial statements...................... 38-53
        Independent auditors' report....................................    54

(a)(2)  Schedules to Financial Statements:  None.

(a)(3) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

Exhibit  Description of
Number   Exhibits
-------  --------------

2(a) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

3(a)     Amended and Restated Certificate of Incorporation of KinderCare.

3(b) Restated Bylaws of KinderCare effective September 1, 2001 (incorporated by reference from Exhibit 3(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 21, 2001).

4(a) Indenture dated as of February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

4(b) First Supplemental Indenture dated as of September 1, 1999 to the Indenture dated as of February 13, 1997 between KinderCare and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (incorporated by reference from Exhibit 4(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

4(c) Form of 9.5% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

10(a) Credit Agreement, dated as of February 13, 1997, among KinderCare, the several lenders from time to time parties thereto, and the Chase Manhattan Bank as administrative agent (incorporated by reference from Exhibit 10.1 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

10(b) Registration Rights Agreement, dated as of February 13, 1997, among KCLC Acquisition, KLC Associates L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

10(c) Lease between 600 Holladay Limited Partnership and KinderCare dated June 2, 1997 (incorporated by reference from Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended May 30, 1997).

10(d) Addendum dated June 28, 2000 to Lease dated June 2, 1997 between 600 Holladay Limited Partnership and KinderCare (incorporated by reference from Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 22, 2000).

10(e)* 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (incorporated by reference from
         Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(f)* Form of Restated Management Stockholder's Agreement (incorporated by reference from Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

10(g)* Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(g) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

10(h)* Form of Restated Sale Participation Agreement (incorporated by reference from Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

10(i)* Form of Term Note (incorporated by reference from Exhibit 10(g) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(j)* Form of Pledge Agreement (incorporated by reference from Exhibit 10(h) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(k)* Stockholders' Agreement dated as of February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from Exhibit 10(l) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(l)* Nonqualified Stock Option Agreement dated as of February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from Exhibit 10(j) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(m)* Sale Participation Agreement dated as of February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson (incorporated by reference from Exhibit 10(k) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

10(n)*   Directors' Deferred Compensation Plan (incorporated by reference from
         Exhibit 10(q) to our Annual Report on Form 10-K for the fiscal year ended May 29, 1998).

10(o)* Form of Indemnification Agreement for Directors and Officers of KinderCare (incorporated by reference from Exhibit 10(r) to our Annual Report on Form 10-K for the fiscal year ended May 29, 1998).

10(p)* Restated Nonqualified Deferred Compensation Plan effective January 1, 1999 (incorporated by reference from Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarterly period ended March 5, 1999).

10(q)* Form of Executive Split Dollar Life Insurance Agreement (incorporated by reference from Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarterly period ended March 5, 1999).

10(r) Credit Agreement among The KinderCare Realty Trust 1999, as Borrower, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(s) Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(t) First Amendment to Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of August 7, 2000 (incorporated by reference from Exhibit 10(u) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

10(u) Second Amendment to Participation Agreement among KinderCare, as Lessee, The KinderCare Realty Trust 1999, as Lessor, Scotiabanc Inc., as an Investor, The Chase Manhattan Bank, as Agent, and the Lenders, dated as of February 12, 2001 (incorporated by reference from Exhibit 10(v) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

10(v) Rules of Usage and Definitions under the Participation Agreement (incorporated by reference from Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(w) Agency Agreement between The KinderCare Realty Trust 1999, as Lessor, and KinderCare, as Lessee, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(x) Guarantee made by KinderCare, as Lessee, and others, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(e) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

10(y) Lease, Security Agreement and Financing Statement between The KinderCare Realty Trust 1999, as Lessor, and KinderCare, as Lessee, dated as of September 2, 1999 (incorporated by reference from Exhibit 10(f) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

21       Subsidiaries of KinderCare.

23       Independent Auditors' Consent - Deloitte & Touche LLP.

*        Management contract or compensatory plan or arrangement.

(a)(3) Supplemental Information to be Furnished with Reports Filed by Registrants that do not have Securities Registered Pursuant to Section 12 of the Act: We do not intend to send an annual report and proxy materials to stockholders during fiscal year 2003.

(b) Reports on Form 8-K: The registrant filed no reports on Form 8-K during the fourth quarter of fiscal 2002.

(c) Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on August 28, 2002:


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