Form 10-Q
period 2002-09-20
KINDERCARE LEARNING CENTERS INC /DE
filed 2002-11-01
CIK 832812

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

                                   (Mark One)

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 20, 2002

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

      (Former name, address and fiscal year, if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at October 25, 2002 was 19,699,514.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information..............................................  2

         Item 1.  Unaudited financial statements:

                  Consolidated balance sheets at September 20, 2002
                    and May 31, 2002 (unaudited)............................  2

                  Consolidated statements of operations for the sixteen
                    weeks ended September 20, 2002 and September 21,
                    2001 (unaudited)........................................  3

                  Consolidated statements of stockholders' equity and
                    comprehensive income (loss) for the sixteen weeks
                    ended September 20, 2002 and the fiscal year ended
                    May 31, 2002 (unaudited)................................  4

                  Consolidated statements of cash flows for the sixteen
                    weeks ended September 20, 2002 and September 21,
                    2001 (unaudited)........................................  5

                  Notes to unaudited consolidated financial statements......  6

         Item 2.  Management's discussion and analysis of financial condition and results of operations....................... 11

         Item 3.  Quantitative and qualitative disclosures about
                  market risk............................................... 21

         Item 4.  Controls and Procedures................................... 21

Part II. Other Information.................................................. 22

         Item 4.  Submission of Matters to a Vote of Security Holders....... 22

         Item 6.  Exhibits and reports on Form 8-K.......................... 22

Signatures.................................................................. 23

Certifications.............................................................. 24

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                           September 20,          May 31,
                                                                   2002             2002
                                                          -------------    -------------
Assets
Current assets:
  Cash and cash equivalents............................   $       9,298    $       8,619
  Receivables, net.....................................          35,606           31,657
  Prepaid expenses and supplies........................          11,672            9,948
  Deferred income taxes................................          11,224           13,904
  Assets held for sale.................................           1,365               --
                                                          -------------    -------------
    Total current assets...............................          69,165           64,128

Property and equipment, net............................         708,168          702,160
Deferred income taxes..................................             551                8
Goodwill...............................................          42,565           42,565
Other assets...........................................          34,123           35,324
                                                          -------------    -------------
                                                          $     854,572    $     844,185
                                                          =============    =============
Liabilities and Stockholders' Equity
Current liabilities:
  Bank overdrafts......................................   $       9,521    $       9,779
  Accounts payable.....................................           8,867            9,836
  Current portion of long-term debt....................           1,729            6,237
  Accrued expenses and other liabilities...............         108,983          112,667
                                                          -------------    -------------
    Total current liabilities..........................         129,100          138,519

Long-term debt.........................................         545,976          526,080
Long-term self-insurance liabilities...................          15,883           15,723
Deferred income taxes..................................          13,344           12,208
Other noncurrent liabilities...........................          27,879           28,386
                                                          -------------    -------------
    Total liabilities..................................         732,182          720,916
                                                          -------------    -------------

Commitments and contingencies..........................

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; none outstanding................              --               --
  Common stock, $.01 par value; authorized 100,000,000
    shares; issued and outstanding 19,699,514 and
    19,819,352 shares, respectively....................             197              198
  Additional paid-in capital...........................          26,462           28,107
  Notes receivable from stockholders...................          (1,325)          (1,426)
  Retained earnings....................................          97,339           96,882
  Accumulated other comprehensive loss.................            (283)            (492)
                                                          -------------    -------------
    Total stockholders' equity.........................         122,390          123,269
                                                          -------------    -------------
                                                          $     854,572    $     844,185
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Sixteen Weeks Ended
                                                  ------------------------------
                                                   September 20,    September 21,
                                                           2002             2001
                                                  -------------    -------------
Revenues, net...................................  $     256,782    $     247,068
                                                  -------------    -------------
Operating expenses:
  Salaries, wages and benefits..................        146,686          141,663
  Depreciation and amortization.................         17,269           16,581
  Rent..........................................         15,605           15,258
  Provision for doubtful accounts...............          1,727            1,600
  Other.........................................         61,731           60,630
                                                  -------------    -------------
      Total operating expenses..................        243,018          235,732
                                                  -------------    -------------
    Operating income............................         13,764           11,336
Investment income...............................            108              224
Interest expense................................        (12,839)         (14,132)
                                                  -------------    -------------
  Income (loss) before income taxes and
    discontinued operations.....................          1,033           (2,572)
Income tax (expense) benefit....................           (409)             954
                                                  -------------    -------------
  Income (loss) before discontinued operations              624           (1,618)
Discontinued operations, net of income tax
  benefit of $109 and $90, respectively.........           (167)            (152)
                                                  -------------    -------------
    Net income (loss)...........................  $         457    $      (1,770)
                                                  =============    =============

Basic and diluted net income (loss) per share:
  Income (loss) before discontinued operations..  $        0.03    $       (0.08)
  Discontinued operations, net..................          (0.01)           (0.01)
                                                  -------------    -------------
    Net income (loss)...........................  $        0.02    $       (0.09)
                                                  =============    =============

Weighted average common shares outstanding:
  Basic.........................................     19,771,203       19,819,352
  Diluted.......................................     19,973,777       19,819,352

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Notes                 Accumulated
                                              Common Stock        Additional     Receivable                       Other
                                          ---------------------      Paid-in           from    Retained   Comprehensive
                                              Shares     Amount      Capital   Stockholders    Earnings            Loss       Total
                                          ----------   --------   ----------   ------------   ---------   -------------   ---------
Balance at June 1, 2001.................  19,819,352   $    198   $   28,107   $     (1,355)  $  80,339   $        (558)  $ 106,731
Comprehensive income:
  Net income............................          --         --           --             --      16,543              --      16,543
  Cumulative translation adjustment.....          --         --           --             --          --              66          66
                                                                                                                          ---------
    Total comprehensive income..........                                                                                     16,609

Proceeds from collection of
  stockholders' notes receivable........          --         --           --             35          --              --          35
Issuances of stockholders' notes
  receivable............................          --         --           --           (106)         --              --        (106)
                                          ----------   --------   ----------   ------------   ---------   -------------   ---------
    Balance at May 31, 2002.............  19,819,352        198       28,107         (1,426)     96,882            (492)    123,269
Comprehensive income:
  Net income............................          --         --           --             --         457              --         457
  Cumulative translation adjustment.....          --         --           --             --          --             209         209
                                                                                                                          ---------
    Total comprehensive income..........                                                                                        666
Retirement of common stock..............    (119,838)        (1)      (1,645)            --          --              --      (1,646)
Proceeds from collection of
  stockholders' notes receivable........          --         --           --            101          --              --         101
                                          ----------   --------   ----------   ------------   ---------   -------------   ---------
    Balance at September 20, 2002.......  19,699,514   $    197   $   26,462   $     (1,325)  $  97,339   $        (283)  $ 122,390
                                          ==========   ========   ==========   ============   =========   =============   =========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Sixteen Weeks Ended
                                                     ------------------------------
                                                      September 20,    September 21,
                                                              2002             2001
                                                     -------------    -------------
Cash flows from operations:
  Net income (loss)................................  $         457    $      (1,770)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation.................................         17,180           15,887
      Amortization of deferred financing costs,
        goodwill and other intangible assets.......          1,034            1,707
      Provision for doubtful accounts..............          1,749            1,608
      Gain on sales and disposals of property and
        equipment..................................            (74)            (146)
      Deferred tax expense.........................          3,273              176
      Changes in operating assets and liabilities:
        Increase in receivables....................         (5,698)          (6,497)
        Increase in prepaid expenses and supplies..         (1,724)          (1,330)
        Decrease in other assets...................            115              910
        Decrease in accounts payable, accrued
          expenses and other current and noncurrent
          liabilities..............................        (10,611)          (6,527)
      Other, net...................................            209               66
                                                     -------------    -------------
    Net cash provided by operating activities......          5,910            4,084
                                                     -------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment..............        (34,739)         (33,064)
  Proceeds from sales of property and equipment....         14,658              180
  Proceeds from collection of notes receivable.....             52               --
                                                     -------------    -------------
    Net cash used by investing activities..........        (20,029)         (32,884)
                                                     -------------    -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...............         36,000           33,002
  Payments on long-term borrowings.................        (20,612)          (1,562)
  Payments on capital leases.......................           (433)            (525)
  Proceeds from collection of stockholders' notes
    receivable.....................................            101               35
  Bank overdrafts..................................           (258)              89
                                                     -------------    -------------
    Net cash provided by financing activities......         14,798           31,039
                                                     -------------    -------------
      Increase in cash and cash equivalents........            679            2,239
  Cash and cash equivalents at the beginning of
    the period.....................................          8,619            3,657
                                                     -------------    -------------
  Cash and cash equivalents at the end of the
    period.........................................  $       9,298    $       5,896
                                                     =============    =============

Supplemental cash flow information:
  Interest paid....................................  $      16,717    $      18,348
  Income taxes paid, net...........................          1,141            4,462

Non-cash financial activities:
  Property and equipment under capital leases......  $          46    $           2

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At September 20, 2002, we served approximately 124,000 children and their families at 1,264 child care centers. At our child care centers, we provide educational services to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 166,000 at September 20, 2002.

     We operate child care centers under two brands as follows:

     o KinderCare - At September 20, 2002, we operated 1,193 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 71 Mulberry centers and 12 before- and after-school programs at September 20, 2002. Mulberry operates primarily in the northeast region of the United States and southern California. We acquired Mulberry in April 2001.

     In addition to our center-based child care operations, we have invested in more broad-based education companies serving children, teenagers and young adults. KC Distance Learning, Inc., our wholly-owned subsidiary, offers an accredited high school program delivered through correspondence format and over the internet. We have made minority investments in Chancellor Beacon Academies, Inc., a charter school management company, and Voyager Expanded Learning, Inc. Voyager developed Universal Literacy Systems(TM), a reading program for students in grades kindergarten through sixth, provides summer school programs for elementary and middle schools and created Voyager University for retraining public school teachers.

     This report will be available on our website, kindercare.com, as soon as practicable after filing with the Securities and Exchange Commission. The information on our website is not incorporated by reference in this report.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The unaudited consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at September 20, 2002, and our results of operations and cash flows for the sixteen weeks ended September 20, 2002 and September 21, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

     Fiscal Year. References to fiscal 2003 and fiscal 2002 are to the 52 weeks ended May 30, 2003 and May 31, 2002, respectively. Our fiscal year ends on the Friday closest to May 31. The first quarter is comprised of 16 weeks and ended on September 20, 2002 in fiscal 2003 and September 21, 2001 in fiscal 2002. The second, third and fourth quarters are each comprised of 12 weeks.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, we ceased amortization of goodwill at June 1, 2002. Amortization of goodwill for the sixteen weeks ended September 21, 2001 was $0.7 million, pre-tax. In accordance with the provisions of SFAS No. 142, we will perform a transitional impairment test during the second quarter of fiscal 2003. In addition, the goodwill attributable to each of our reporting units will be tested, at least annually, for impairment by comparing the fair value of each reporting unit to its carrying value.

     If SFAS No. 142 had been adopted in the prior period, our pro forma net loss and net loss per share for the sixteen weeks ended September 21, 2001 would have been as follows, with dollars in thousands, except per share amounts:

                                                 Sixteen weeks ended
                                                  September 21, 2001
                                            ------------------------------
                                                                 Basic and
                                                               Diluted Net
                                                                  Loss per
                                                 Net Loss            Share
                                            -------------    -------------
  Reported................................  $       1,770    $        0.09
  Goodwill amortization, net of taxes.....            409             0.02
                                            -------------    -------------
    Adjusted..............................  $       1,361    $        0.07
                                            =============    =============

     At September 20, 2002 and May 31, 2002, we had approximately $2.7 million of finite-lived intangible assets, which had associated accumulated amortization of approximately $2.5 million and $2.3 million, respectively. These intangible assets are noncompetition agreements, which are included in other assets in the unaudited consolidated balance sheets. These intangible assets are amortized on a straight-line basis over their contractual lives that range from 4 to 5 years. Amortization expense was $0.1 million in each of the sixteen weeks ended September 20, 2002 and September 21, 2001.

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

     Discontinued Operations. Effective June 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of business. SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions.

     We closed 12 centers in the sixteen weeks ended September 20, 2002, which included four owned and eight leased centers. These center closures meet the criteria of discontinued operations in SFAS No. 144. Therefore, the operating results for these 12 centers were classified as discontinued operations, net of tax, in the unaudited consolidated statements of operations for all periods presented. Net revenues reclassified to discontinued operations were $0.7 and $1.4 million during the sixteen weeks ended September 20, 2002 and September 21, 2001, respectively. The owned centers were closed and are currently held for sale. As a result, $1.4 million of property and equipment has been classified as current in the unaudited consolidated balance sheet at September 20, 2002.

     Net Income (Loss) per Share. The difference between basic and diluted net income (loss) per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                                    Sixteen Weeks Ended
                                               ------------------------------
                                                September 20,    September 21,
                                                        2002             2001
                                               -------------    -------------
Basic weighted average common shares
  outstanding.............................        19,771,203       19,819,352
Dilutive effect of options................           202,574               --
                                               -------------    -------------
Diluted weighted average common shares
  outstanding.............................        19,973,777       19,819,352
                                               =============    =============
Shares excluded from potential shares
  due to their anti-dilutive effect.......         1,022,910        1,772,378
                                               =============    =============

     Comprehensive Income (Loss). Comprehensive income (loss) is comprised of the following, for the periods indicated, with dollars in thousands:

                                                 Sixteen Weeks Ended
                                            ------------------------------
                                             September 20,    September 21,
                                                     2002             2001
                                            -------------    -------------
Net income (loss).........................  $         457     $     (1,770)
Cumulative translation adjustment.........            209               66
                                            -------------    -------------
                                            $         666     $     (1,704)
                                            =============    =============

     Recently Issued Accounting Pronouncements. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. We are evaluating SFAS No. 146 and have not yet determined the impact of adoption, if any, on our financial position and results of operations.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if our assumptions change.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3.   Acquisitions

     In April 2001, we acquired Mulberry Child Care Centers, Inc., referred to as Mulberry, a child care and early education company based in Dedham, Massachusetts. We acquired 100% of Mulberry's stock in exchange for 860,000 shares of our common stock valued at $11.8 million. In connection with the transaction, we paid $13.1 million to the sellers and assumed $3.3 million of Mulberry's debt. In August 2002, 119,838 of the 860,000 shares were returned to us, which included 99,152 shares that were released from an indemnity escrow and 20,686 shares that were repurchased from certain former shareholders of Mulberry. All 119,838 shares have been cancelled.

4.   Commitments and Contingencies

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements.

     The synthetic lease facility closed to draws on February 13, 2001 and, at September 20, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft of a proposed Interpretation, Consolidation of Certain Special Purpose Entities. If the Interpretation is issued as proposed, we expect to be required to consolidate the synthetic lease facility. It is currently uncertain as to when the Exposure Draft would be effective. Upon consolidation, we would record the assets as property and equipment and the lease liability as an obligation. The impact to our statement of operations would be reduced rent expense and increased depreciation and interest expense.

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation of which we are aware will materially affect our financial position, operating results or cash flows, although assurance cannot be given with respect to the ultimate outcome of any such actions.

5.   Stock Split

     On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these unaudited consolidated financial statements and notes thereto for the sixteen weeks ended September 20, 2002 and September 21, 2001 and the fiscal year ended May 31, 2002 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to 100.0 million shares.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the sixteen weeks ended September 20, 2002 as "the first quarter of fiscal 2003" and the sixteen weeks ended September 21, 2001 as "the first quarter of fiscal 2002." Our first fiscal quarter includes 16 weeks and the remaining quarters each include 12 weeks.

     We calculate the average weekly tuition rate as net revenues, exclusive of fees and non-tuition income, divided by FTE attendance for the related time period. The average weekly tuition rate represents the approximate weighted average weekly tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled. Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the full-time equivalent, or FTE, attendance at all of the centers divided by the sum of the centers' licensed capacity.

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first quarter it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

First Quarter of Fiscal 2003 compared to First Quarter of Fiscal 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                   Sixteen                     Sixteen                     Change
                                               Weeks Ended      Percent    Weeks Ended      Percent        Amount
                                              September 20,          of   September 21,          of      Increase/
                                                      2002     Revenues           2001     Revenues     (Decrease)
                                              ------------   ----------   ------------   ----------   ------------
Revenues, net...............................  $    256,782        100.0%  $    247,068        100.0%  $      9,714
                                              ------------   ----------   ------------   ----------   ------------
Operating expenses:
  Salaries, wages and benefits:
    Center expense..........................       136,713         53.2        131,757         53.3          4,956
    Region and corporate expense............         9,973          3.9          9,906          4.0             67
                                              ------------   ----------   ------------   ----------   ------------
      Total salaries, wages and benefits....       146,686         57.1        141,663         57.3          5,023
  Depreciation and amortization.............        17,269          6.7         16,581          6.7            688
  Rent......................................        15,605          6.1         15,258          6.2            347
  Other.....................................        63,458         24.7         62,230         25.2          1,228
                                              ------------   ----------   ------------   ----------   ------------
    Total operating expenses................       243,018         94.6        235,732         95.4          7,286
                                              ------------   ----------   ------------   ----------   ------------
      Operating income......................  $     13,764          5.4%  $     11,336          4.6%  $      2,428
                                              ============   ==========   ============   ==========   ============
Average weekly tuition rate.................  $     143.17                $     135.75                $       7.42
Occupancy...................................          62.5%                       65.2%                       (2.7)

     Revenues, net. Net revenues increased $9.7 million, or 3.9%, from the same period last year to $256.8 million in the first quarter of fiscal 2003. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $2.9 million, or 1.2%. During the first quarter of fiscal 2003 and 2002, we opened and closed centers as follows:

                                                      Sixteen Weeks Ended
                                                 ------------------------------
                                                  September 20,    September 21,
                                                          2002             2001
                                                 -------------    -------------
Number of centers at the beginning of the
  period.......................................          1,264            1,242
Openings.......................................             12               14
Closures.......................................            (12)              (4)
                                                 -------------    -------------
  Number of centers at the end of the period...          1,264            1,252
                                                 =============    =============

     The average weekly tuition rate increased $7.42, or 5.5%, to $143.17 in the first quarter of fiscal 2003 due primarily to tuition increases. Occupancy declined to 62.5% from 65.2% for the same period last year due to reduced full-time equivalent attendance within the older center population. Total center licensed capacity was 166,000 and 162,000 at the end of the first quarter of fiscal 2003 and 2002, respectively.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $5.0 million, or 3.5%, from the same period last year to $146.7 million. Total salaries, wages and benefits expense as a percentage of net revenues was 57.1% for the first quarter of fiscal 2003 compared to 57.3% for the first quarter of fiscal 2002.

     The expense directly associated with the centers was $136.7 million, an increase of $5.0 million from the same period last year. The increase was primarily due to costs from newly opened centers and overall higher wage rates. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined slightly to 53.2% from 53.3% for the same period last year due primarily to improved labor productivity, offset partially by higher medical insurance costs.

     Depreciation and amortization. Depreciation and amortization expense increased $0.7 million from the same period last year to $17.3 million. Depreciation increased $1.4 million due to newly opened centers.

     Amortization of goodwill decreased $0.7 million as a result of the adoption of SFAS No. 142 in the first quarter of fiscal 2003. See "Note 1. Summary of Significant Accounting Policies, Goodwill and Intangible Assets" to the unaudited consolidated financial statements.

     Rent. Rent expense increased $0.3 million from the same period last year to $15.6 million primarily due to our recently initiated sales leaseback program. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $1.2 million, or 2.0%, from the same period last year, to $63.5 million. The increase was due primarily to additional center level costs for newly opened centers and higher insurance costs. Other operating expenses as a percentage of net revenues declined to 24.7% from 25.2% for the same period last year as a result of cost controls over variable center and corporate expenditures.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $13.8 million, an increase of $2.4 million, or 21.4%, from the same period last year. Operating income increased due to higher tuition rates, the cessation of goodwill amortization and control of labor productivity and other variable expenditures. Operating income as a percentage of net revenues was 5.4% compared to 4.6% for the same period last year.

     Interest expense. Interest expense was $12.8 million compared to $14.1 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.4% and 8.5% for the first quarter of fiscal 2003 and fiscal 2002, respectively.

     Income tax (expense) benefit. Income tax expense was $0.4 million, or 39.6% of pretax income, in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, the income tax benefit was $1.0 million, or 37.1% of pretax income. The increase in the effective tax rate was due to a reduction in the expected benefit from the federal Work Opportunity Tax Credit and increased state income taxes. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations were $0.2 million in each period, which represents the operating results for all periods presented of the 12 centers closed during the first quarter of fiscal 2003. Net revenues included in discontinued operations were $0.7 and $1.4 million in the first quarter of fiscal 2003 and 2002, respectively.

     Net income (loss). Net income was $0.5 million in the first quarter of fiscal 2003 compared to a net loss of $1.8 million in the same period last year. The improvement was due to increased operating income and lower interest costs. Basic and diluted net income per share were both $0.02 for the first quarter of fiscal 2003. For the first quarter of fiscal 2002, basic and diluted net loss per share were both $0.09.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At September 20, 2002, we had drawn $195.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $33.3 million and had funded $97.9 million under the synthetic lease facility discussed below. Our availability under the revolving credit facility at September 20, 2002 was $71.7 million. The revolving credit facility is scheduled to terminate on February 13, 2004.

     Our consolidated net cash provided by operating activities for the first quarter of fiscal 2003 was $5.9 million compared to $4.1 million in the same period last year. The increase in net cash flow was due to the increase in earnings; see the calculation of EBITDAR below. Cash and cash equivalents totaled $9.3 million at September 20, 2002, compared to $8.6 million at May 31, 2002.

     EBITDAR is earnings before interest, taxes, depreciation, amortization, rent and discontinued operations. EBITDAR was calculated as follows, with dollars in thousands:

                                                 Sixteen Weeks Ended
                                           ------------------------------
                                            September 20,    September 21,
                                                    2002             2001
                                           -------------    -------------
Net income (loss)........................  $         457    $      (1,770)
Interest expense, net....................         12,731           13,908
Income tax expense (benefit).............            409             (954)
Depreciation and amortization............         17,269           16,581
Discontinued operations..................            167              152
                                           -------------    -------------
    EBITDA...............................         31,033           27,917
Rent expense.............................         15,605           15,258
                                           -------------    -------------
  EBITDAR................................  $      46,638    $      43,175
                                           =============    =============
  EBITDAR - percentage of net revenues...           18.2%            17.5%

     During the first quarter of fiscal 2003, EBITDAR increased $3.5 million, or 8.0%, from the same period last year due to higher tuition rates and control over labor productivity and other variable expenditures. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be the same for all companies.

     In fiscal year 2001, we issued 860,000 shares of our common stock and paid $13.1 million to the sellers of Mulberry and assumed $3.3 million of debt. In August 2002, 119,838 of the 860,000 shares were returned to us, which included 99,152 shares that were released from an indemnity escrow and 20,686 shares that were repurchased from certain former shareholders of Mulberry. All 119,838 shares have been cancelled.

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements.

     The synthetic lease facility closed to draws on February 13, 2001 and, at September 20, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation, Consolidation of Certain Special Purpose Entities. If the Interpretation is issued as proposed, we expect to be required to consolidate the synthetic lease facility. It is currently uncertain as to when the Exposure Draft would be effective. Upon consolidation, we would record the assets as property and equipment and the lease liability as an obligation. The impact to our statement of operations would be reduced rent expense and increased depreciation and interest expense.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 60 to 70 centers. The resulting leases are expected to be classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. By September 20, 2002, we had completed sales totaling $22.2 million, which represented 11 centers. Subsequent to September 20, 2002, we closed $11.3 million in sales and are currently in the process of negotiating another $51.9 million of sales. We expect this effort to continue into fiscal year 2004, assuming the market for such transactions remains favorable.

     Our principal uses of liquidity are meeting debt service requirements, financing capital expenditures and providing working capital. We expect to fund future new center development through the revolving credit facility and sale-leaseback proceeds, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at September 20, 2002 were as follows, with dollars in thousands:

                                            Remainder                            Fiscal Year
                                            of Fiscal   --------------------------------------------------------------
                                   Total         2003         2004         2005         2006         2007   Thereafter
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt..............  $  352,705   $    1,729   $    1,041   $    4,555   $   46,418   $      263   $  298,699
Capital lease obligations...      31,792        1,715        2,529        2,234        2,277        2,396       20,641
Operating leases............     407,081       32,726      136,189       32,945       28,924       25,529      150,768
Line of credit..............     195,000           --      195,000           --           --           --           --
Standby letters of credit...      33,306       18,383       14,923           --           --           --           --
Other commitments...........      10,712       10,698           14           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
                              $1,030,596   $   65,251   $  349,696   $   39,734   $   77,619   $   28,188   $  470,108
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

     Other commitments include center development commitments, obligations to purchase vehicles and other purchase order commitments.

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

Capital Expenditures

     During the first quarter of fiscal 2003 and 2002, we opened 12 and 14 new centers, respectively. We expect to open 30 new centers in fiscal 2003 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

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

     Our new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than our older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDAR by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new centers achieve anticipated levels of occupancy.

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

     Capital expenditures included the following, with dollars in thousands:

                                                      Sixteen Weeks Ended
                                                ------------------------------
                                                 September 20,    September 21,
                                                         2002             2001
                                                -------------    -------------
     New center development..................   $      25,304    $      24,465
     Renovation of existing facilities.......           5,387            5,052
     Equipment purchases.....................           3,378            2,131
     Information systems purchases...........             670            1,416
                                                -------------    -------------
                                                $      34,739    $      33,064
                                                =============    =============

     Capital expenditure limits under our credit facilities for fiscal year 2003 are $190.0 million. The capital expenditure limit may be increased by carryover of a portion of unused amounts from previous periods and are subject to exceptions. Also, we have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and the credit facilities.

Application of Critical Accounting Policies

     Critical Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

     For a description of our significant accounting policies, see "Note 2. Summary of Significant Accounting Policies" to the unaudited consolidated financial statements. For a more complete description, please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application. Management has reviewed the development and selection of these estimates and their related disclosure with the Audit Committee of the Board of Directors.

     Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Payments may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the average enrollment period, not to exceed one year. The recognition of our net revenues meets the criteria of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical experience, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. During the first quarter of fiscal 2003, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Please refer to "Initial Adoption of Accounting Policies" below. Under the requirements of SFAS No. 144, we assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges were $0.1 million in each of the first quarters of fiscal 2003 and 2002 and were included as a component of depreciation expense. During the first quarter of fiscal 2003, we adopted SFAS No. 142, which addresses the evaluation of goodwill and other indefinite-lived intangibles for impairment. Please refer to "Initial Adoption of Accounting Policies" below.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $36.0 and $35.5 million at September 20, 2002 and May 31, 2002, respectively. Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

     Income taxes. Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would be required to record the impact of the change. This could have a material effect on our financial position or results of operations.

     Initial Adoption of Accounting Policies. During the first quarter of fiscal 2003, we adopted the following new accounting pronouncements. Please also refer to "Note 2. Summary of Significant Accounting Policies, Goodwill and Other Intangibles and Discontinued Operations" to the unaudited consolidated financial statements.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Therefore, we ceased amortization of goodwill at June 1, 2002. Goodwill amortization was $0.7 million during the first quarter of fiscal 2002. These assets must now be tested at least annually for impairment and written down to their fair market values if necessary. We will perform a transitional impairment test during the second quarter of fiscal 2003 and annual tests commencing in the fourth quarter of fiscal 2003.

     Impairment of Long-Lived Assets and Discontinued Operations. Effective June 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 does not apply to goodwill and other indefinite-lived intangible assets. Please refer to the discussion of SFAS No. 142 above.

     Adopting SFAS No. 144 did not materially change the results of our impairment analysis during the first quarter of fiscal 2003. Refer to "Critical Accounting Estimates" above. However, we did revise our policy to estimate future cash flows over the remaining useful life of the principal asset. In most cases, this is a longer time period than the 10-year estimate we used previously. Therefore, the adoption of SFAS No. 144 may materially impact our assessment of impairment in the future.

     We have determined that the 12 centers closed during the first quarter of fiscal 2003 meet the criteria of discontinued operations. Therefore, the operating results for these 12 centers were classified as discontinued operations for all periods presented. Discontinued operations were $0.2 million in each of the first quarters of fiscal 2003 and 2002. We believe that most of our future center closures will now be categorized as discontinued operations. The four owned centers that were closed are being held for sale. At September 20, 2002, $1.4 million of property and equipment has been classified as current assets held for sale in the unaudited consolidated balance sheet.

Recently Issued Accounting Pronouncements

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. We are evaluating SFAS No. 146 and have not yet determined the impact of adoption on our financial position and results of operations.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 57.1% of net revenues for the first quarter of fiscal 2003. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

Forward-Looking Statements

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; our projected cash flow; and our marketing efforts to sell and lease back centers. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.

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

     o our inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

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

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $290.0 million at September 20, 2002. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $6.7 million at September 20, 2002. However, we have cash flow exposure on our revolving credit facility, our term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $251.0 million at September 20, 2002. Accordingly, a 1% (100 basis points) change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.7 and $0.8 million in the first quarter of fiscal 2003 and 2002, respectively.

     We have cash flow exposure on our synthetic lease facility subject to variable LIBOR pricing. We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the synthetic lease LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.5 million in the first quarters of fiscal 2003 and 2002.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations and cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     In October 2002, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART II.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective August 9, 2002, affiliates of Kohlberg Kravis Roberts & Co. acting by consent and representing 15,657,894 shares or 79.5% of our outstanding common stock, approved a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. The stock split was authorized by the Board of Directors, subject to shareholder approval, on July 15, 2002. Notice to the non-voting shareholders was sent on August 16, 2002, in accordance with Section 228 of the Delaware General Corporation Law.

     All references to the number of common shares and per share amounts within this report have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to 100.0 million shares.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

     10(a)* Form of letter regarding the Fiscal Year 2003 Management Bonus Plan.

     *    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2002.

                                         KINDERCARE LEARNING CENTERS, INC.

                                         By:  DAVID J. JOHNSON
                                              ----------------------------------
                                              David J. Johnson
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)


                                         By:  DAN R. JACKSON
                                              ----------------------------------
                                              Dan R. Jackson
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  CERTIFICATION

I, David J. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KinderCare Learning Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: November 1, 2002


                                         By:  DAVID J. JOHNSON
                                              ----------------------------------
                                              David J. Johnson
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)

                                  CERTIFICATION

I, Dan R. Jackson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KinderCare Learning Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: November 1, 2002


                                         By:  DAN R. JACKSON
                                              ----------------------------------
                                              Dan R. Jackson
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)