Form 10-Q
period 2002-12-13
KINDERCARE LEARNING CENTERS INC /DE
filed 2003-01-27
CIK 832812

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

                For the quarterly period ended December 13, 2002


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at January 24, 2003 was 19,661,216.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information...............................................  2

         Item 1.  Unaudited consolidated financial statements:

                  Consolidated balance sheets at December 13, 2002
                    and May 31, 2002 (unaudited).............................  2

                  Consolidated statements of operations for the twelve
                    and twenty-eight weeks ended December 13, 2002 and
                    December 14, 2001 (unaudited)............................  3

                  Consolidated statements of stockholders' equity and
                    comprehensive income for the twenty-eight weeks
                    ended December 13, 2002 and the fiscal year ended
                    May 31, 2002 (unaudited).................................  4

                  Consolidated statements of cash flows for the
                    twenty-eight weeks ended December 13, 2002 and
                    December 14, 2001 (unaudited)............................  5

                  Notes to unaudited consolidated financial statements.......  6

         Item 2.  Management's discussion and analysis of financial condition and results of operations........................ 11

         Item 3.  Quantitative and qualitative disclosures about
                  market risk................................................ 25

         Item 4.  Controls and Procedures.................................... 25

Part II. Other Information................................................... 26

         Item 6.  Exhibits and reports on Form 8-K........................... 26

Signatures................................................................... 27

Certifications............................................................... 28

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                       December 13, 2002        May 31, 2002
                                                                       -----------------   -----------------
Assets
Current assets:
    Cash and cash equivalents.......................................   $          11,858   $           8,619
    Receivables, net................................................              31,124              31,657
    Prepaid expenses and supplies...................................               9,981               9,948
    Deferred income taxes...........................................              10,850              13,904
    Assets held for sale............................................                 679               1,787
                                                                       -----------------   -----------------
        Total current assets........................................              64,492              65,915

 Property and equipment, net........................................             700,738             700,373
 Deferred income taxes..............................................                 199                   8
 Goodwill...........................................................              42,565              42,565
 Other assets.......................................................              33,446              35,324
                                                                       -----------------   -----------------
                                                                       $         841,440   $         844,185
                                                                       =================   =================
Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdrafts.................................................   $           9,299   $           9,779
    Accounts payable................................................               8,753               9,836
    Current portion of long-term debt...............................               1,349               6,237
    Accrued expenses and other liabilities..........................              99,479             105,692
                                                                       -----------------   -----------------
        Total current liabilities...................................             118,880             131,544

 Long-term debt.....................................................             518,809             526,080
 Long-term self-insurance liabilities...............................              18,434              15,723
 Deferred income taxes..............................................              14,915              12,208
 Other noncurrent liabilities.......................................              43,866              35,361
                                                                       -----------------   -----------------
        Total liabilities...........................................             714,904             720,916
                                                                       -----------------   -----------------

 Commitments and contingencies......................................

 Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares;
        none outstanding............................................                  --                  --
    Common stock, $.01 par value; authorized 100,000,000 shares;
        issued and outstanding 19,671,638 and 19,819,352 shares,
        respectively................................................                 197                 198
    Additional paid-in capital......................................              26,060              28,107
    Notes receivable from stockholders..............................              (1,159)             (1,426)
    Retained earnings...............................................             101,639              96,882
    Accumulated other comprehensive loss............................                (201)               (492)
                                                                       -----------------   -----------------
        Total stockholders' equity..................................             126,536             123,269
                                                                       -----------------   -----------------
                                                                       $         841,440   $         844,185
                                                                       =================   =================

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                         Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                      -------------------------   -------------------------
                                      December 13,  December 14,  December 13,  December 14,
                                             2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
Revenues, net.......................  $   197,030   $   190,598   $   453,282   $   437,078
                                      -----------   -----------   -----------   -----------
Operating expenses:
   Salaries, wages and benefits.....      110,254       105,912       256,601       247,193
   Depreciation and amortization....       14,322        12,538        31,570        29,076
   Rent.............................       12,336        11,029        27,718        26,212
   Provision for doubtful accounts..        1,658         1,470         3,380         3,066
   Other............................       42,636        40,232       104,369       100,705
                                      -----------   -----------   -----------   -----------
       Total operating expenses.....      181,206       171,181       423,638       406,252
                                      -----------   -----------   -----------   -----------
     Operating income...............       15,824        19,417        29,644        30,826
Investment income...................           73            75           180           299
Interest expense....................       (9,615)      (10,321)      (22,454)      (24,453)
                                      -----------   -----------   -----------   -----------
   Income before income taxes and
     discontinued operations........        6,282         9,171         7,370         6,672
Income tax expense..................       (2,487)       (3,651)       (2,918)       (2,737)
                                      -----------   -----------   -----------   -----------
   Income before discontinued
     operations.....................        3,795         5,520         4,452         3,935
Discontinued operations, net of
   income tax (expense) benefit of
   $(331), $45, $(200) and $175,
   respectively.....................          505           (67)          305          (252)
                                      -----------   -----------   -----------   -----------
     Net income.....................  $     4,300   $     5,453   $     4,757   $     3,683
                                      ===========   ===========   ===========   ===========
Basic net income per share:
   Income before discontinued
     operations.....................  $      0.19   $      0.28   $      0.23   $      0.20
   Discontinued operations, net.....         0.03            --          0.01         (0.01)
                                      -----------   -----------   -----------   -----------
     Net income.....................  $      0.22   $      0.28   $      0.24   $      0.19
                                      ===========   ===========   ===========   ===========
Diluted net income, per share:
   Income before discontinued
     operations.....................  $      0.19   $      0.27   $      0.23   $      0.19
   Discontinued operations, net.....         0.03            --          0.01         (0.01)
                                      -----------   -----------   -----------   -----------
     Net income.....................  $      0.22   $      0.27   $      0.24   $      0.18
                                      ===========   ===========   ===========   ===========

Weighted average common shares
  outstanding:
   Basic............................   19,683,253    19,819,352    19,733,510    19,819,352
   Diluted..........................   19,876,547    20,292,333    19,931,853    20,235,939

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Notes                Accumulated
                                          Common Stock       Additional    Receivable                      Other
                                        -------------------     Paid-in          from    Retained  Comprehensive
                                            Shares   Amount     Capital  Stockholders    Earnings        Loss          Total
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
Balance at June 1, 2001...............  19,819,352  $   198  $   28,107  $     (1,355) $   80,339  $        (558) $  106,731
Comprehensive income:
   Net income.........................          --       --          --            --      16,543             --      16,543
   Cumulative translation adjustment..          --       --          --            --          --             66          66
                                                                                                                  ----------
     Total comprehensive income.......                                                                                16,609
Proceeds from collection of
   stockholders' notes receivable.....          --       --          --            35          --             --          35
Issuances of stockholders'
   notes receivable...................          --       --          --          (106)         --             --        (106)
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
     Balance at May 31, 2002..........  19,819,352      198      28,107        (1,426)     96,882           (492)    123,269
Comprehensive income:
   Net income.........................          --       --          --            --       4,757             --       4,757
   Cumulative translation adjustment..          --       --          --            --          --            291         291
                                                                                                                  ----------
     Total comprehensive income.......                                                                                 5,048
Retirement of common stock............    (119,838)      (1)     (1,645)           --          --             --      (1,646)
Repurchase of common stock............     (27,876)      --        (402)           --          --             --        (402)
Proceeds from collection of
   stockholders' notes receivable.....          --       --          --           267          --             --         267
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
     Balance at December 13, 2002.....  19,671,638  $   197  $   26,060  $     (1,159) $  101,639  $        (201) $  126,536
                                        ==========  =======  ==========  ============  ==========  =============  ==========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Twenty-Eight Weeks Ended
                                                               -------------------------------------
                                                               December 13, 2002   December 14, 2001
                                                               -----------------   -----------------
Cash flows from operations:
   Net income................................................. $           4,757   $           3,683
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation...........................................            31,617              27,815
       Amortization of deferred financing costs, goodwill and
         other intangible assets..............................             1,823               3,116
       Provision for doubtful accounts........................             3,474               3,087
       Gain on sales and disposals of property and equipment..            (1,507)               (154)
       Deferred tax expense...................................             5,570                  49
       Changes in operating assets and liabilities:
         Increase in receivables..............................            (4,587)            (11,648)
         Decrease (increase) in prepaid expenses and supplies.               (33)                353
         Decrease (increase) in other assets..................                (1)                243
         Decrease in accounts payable, accrued expenses and
            other current and noncurrent liabilities..........            (5,537)             (1,665)
       Other, net.............................................               291                  56
                                                               -----------------   -----------------
     Net cash provided by operating activities................            35,867              24,935
                                                               -----------------   -----------------
Cash flows from investing activities:
   Purchases of property and equipment........................           (54,191)            (55,889)
   Proceeds from sales of property and equipment..............            34,853                 854

   Proceeds from collection of notes receivable...............                56                  --
                                                               -----------------   -----------------
     Net cash used by investing activities....................           (19,282)            (55,035)
                                                               -----------------   -----------------
Cash flows from financing activities:
   Proceeds from long-term borrowings.........................            36,000              41,062
   Payments on long-term borrowings...........................           (48,158)             (7,147)
   Payments on capital leases.................................              (573)               (607)
   Proceeds from collection of stockholders' notes receivable.               267                  35
   Repurchase of common stock.................................              (402)                 --

   Bank overdrafts............................................              (480)               (673)
                                                               -----------------   -----------------
     Net cash (used) provided by financing activities.........           (13,346)             32,670
                                                               -----------------   -----------------
       Increase in cash and cash equivalents..................             3,239               2,570
   Cash and cash equivalents at the beginning of
     the period...............................................             8,619               3,657
                                                               -----------------   -----------------
   Cash and cash equivalents at the end of the period......... $          11,858   $           6,227
                                                               =================   =================

Supplemental cash flow information:
   Interest paid.............................................. $         19,719    $          22,054
   Income taxes paid, net.....................................            1,823                5,011

Non-cash financial activities:
   Retirement of common stock................................. $          1,646    $              --

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At December 13, 2002, we served approximately 126,000 children and their families at 1,266 child care centers. At our child care centers, we provide educational services to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at December 13, 2002.

     We operate child care centers under two brands as follows:

     o KinderCare - At December 13, 2002, we operated 1,196 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers and 12 before- and after-school programs at December 13, 2002. Mulberry operates primarily in the northeast region of the United States and southern California. We acquired Mulberry in April 2001.

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

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 13, 2002, and our results of operations for each of the twelve and twenty-eight week periods ended December 13, 2002 and December 14, 2001, and cash flows for the twenty-eight weeks ended December 13, 2002 and December 14, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

     Fiscal Year. References to fiscal 2003 and fiscal 2002 are to the 52 weeks ended May 30, 2003 and May 31, 2002, respectively. Our fiscal year ends on the Friday closest to May 31. The first quarter is comprised of 16 weeks, while the second, third and fourth quarters are each comprised of 12 weeks.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, we ceased amortization of goodwill at June 1, 2002. Amortization of goodwill for the twelve and twenty-eight weeks ended December 14, 2001 was $0.5 and $1.1 million, pre-tax, respectively. In accordance with the provisions of SFAS No. 142, we performed a transitional impairment test during the second quarter of fiscal 2003 and determined that the fair value of the recorded goodwill, in the amount of $42.5 million, was greater than the carrying value. In addition, the goodwill attributable to each of our reporting units will be tested, at least annually, for impairment by comparing the fair value of each reporting unit to its carrying value.

     If SFAS No. 142 had been adopted in the prior fiscal year, our pro forma net income and net income per share for the twelve and twenty-eight weeks ended December 14, 2001 would have been as follows, with dollars in thousands, except per share amounts:

                                      Twelve weeks ended                      Twenty-eight weeks ended
                                       December 14, 2001                         December 14, 2001
                            ---------------------------------------   ---------------------------------------
                                             Net income per share                      Net income per share
                                    Net   -------------------------           Net   -------------------------
                                 Income         Basic       Diluted        Income         Basic       Diluted
                            -----------   -----------   -----------   -----------   -----------   -----------
Reported.................   $     5,453   $      0.28   $      0.27   $     3,683   $      0.19   $      0.18
Goodwill amortization,
   net of taxes..........           297          0.02          0.02           677          0.03          0.03
                            -----------   -----------   -----------   -----------   -----------   -----------
   Adjusted..............   $     5,750   $      0.30   $      0.29   $     4,360   $      0.22   $      0.21
                            ===========   ===========   ===========   ===========   ===========   ===========

     At December 13, 2002 and May 31, 2002, we had approximately $2.7 million of finite-lived intangible assets, which had associated accumulated amortization of approximately $2.6 million and $2.3 million, respectively. These intangible assets are noncompetition agreements, which are included in other assets in the unaudited consolidated balance sheets. These intangible assets are amortized on a straight-line basis over their contractual lives that range from 3 to 5 years. Amortization expense was $0.1 million and $0.2 million for the twelve weeks ended December 13, 2002 and December 14, 2001, respectively, and $0.2 million and $0.3 million for the twenty-eight weeks ended December 13, 2002 and December 14, 2001, respectively.

     Stock-Based Compensation. We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provide, if material, pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. See "Recently Issued Accounting Pronouncements."

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

     We closed 16 centers in the twenty-eight weeks ended December 13, 2002, which included four owned and 12 leased centers. These center closures meet the criteria of discontinued operations in SFAS No. 144. In addition, we have one owned, operating center that meets the criteria of held for sale at December 13, 2002 that will be closed in the subsequent quarter and, therefore, is included in discontinued operations. The operating results for these 17 centers were classified as discontinued operations, net of tax, in the unaudited consolidated statements of operations for all periods presented. A summary of discontinued operations was as follows, with dollars in thousands:

                                               Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                            -------------------------   -------------------------
                                            December 13,  December 14,  December 13,  December 14,
                                                   2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Revenues, net.............................  $       281   $     1,550   $     1,489   $     3,520
Operating expenses........................         (555)        1,662           984         3,946
                                            -----------   -----------   -----------   -----------
   Operating income (loss)................          836          (112)          505          (426)
Interest expense..........................           --            --            --            (1)
                                            -----------   -----------   -----------   -----------
   Discontinued operations before income            836          (112)          505          (427)
     tax..................................
Income tax (expense) benefit..............         (331)           45          (200)          175
                                            -----------   -----------   -----------   -----------
   Discontinued operations, net of tax....  $       505   $       (67)  $       305   $      (252)
                                            ===========   ===========   ===========   ===========

     Operating expenses included gains on closed center sales in the amount of $1.2 million and an impairment charge of $0.1 million for the twelve and twenty-eight weeks ended December 13, 2002. The owned centers that meet the criteria of held for sale have been classified as current in the unaudited consolidated balance sheets for all periods presented. As a result, property and equipment in the amount of $0.7 and $1.8 million was classified current assets held for sale at December 13, 2002 and May 31, 2002, respectively.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                               Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                            -------------------------   -------------------------
                                            December 13,  December 14,  December 13,  December 14,
                                                   2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Basic weighted average common shares
   outstanding............................   19,683,253    19,819,352    19,733,510    19,819,352
Dilutive potential common shares..........      193,294       472,981       198,343       416,587
                                            -----------   -----------   -----------   -----------
Diluted weighted average common shares
   outstanding............................   19,876,547    20,292,333    19,931,853    20,235,939
                                            ===========   ===========   ===========   ===========
Shares excluded from potential shares due
   to their anti-dilutive effect..........    2,167,972     1,299,397     2,162,924     1,355,791
                                            ===========   ===========   ===========   ===========

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                               Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                            -------------------------   -------------------------
                                            December 13,  December 14,  December 13,  December 14,
                                                   2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Net income................................  $     4,300   $     5,453   $     4,757   $     3,683
Cumulative translation adjustment.........           82           (10)          291            56
                                            -----------   -----------   -----------   -----------
                                            $     4,382   $     5,443   $     5,048   $     3,739
                                            ===========   ===========   ===========   ===========

     Recently Issued Accounting Pronouncements. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 in the second quarter of fiscal 2003. This application did not have a material impact on our financial position and results of operations.

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective for interim periods beginning after December 15, 2002, with early application encouraged. We are still evaluating the impact of adopting SFAS No. 148.

     Financial Accounting Standards Board ("FASB") Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. Under this requirement our synthetic lease facility will be consolidated in our consolidated balance sheet. Property and equipment financed in the synthetic lease facility will be recorded as assets and the related lease obligation will be recorded as a liability. The impact to our future statement of operations will be reduced rent expense and increased depreciation and interest expense. See "Note 4. Commitments and Contingencies." FIN 46 is effective during the second quarter of our fiscal year 2004.

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

4.   Commitments and Contingencies

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We currently do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements. See "Note 2. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements."

     The synthetic lease facility closed to draws on February 13, 2001 and, at December 13, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003 as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

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

5.   Stock Split

     On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these unaudited consolidated financial statements and notes thereto for the twelve and twenty-eight weeks ended December 13, 2002 and December 14, 2001 and the fiscal year ended May 31, 2002 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to 100.0 million shares.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the twelve weeks ended December 13, 2002 as "the second quarter of fiscal 2003" and the twelve weeks ended December 14, 2001 as "the second quarter of fiscal 2002." Our first fiscal quarter includes 16 weeks and the remaining quarters each include twelve weeks.

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

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the second quarter it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

Second Quarter of Fiscal 2003 compared to Second Quarter of Fiscal 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                      Twelve Weeks                  Twelve Weeks                        Change
                                             Ended        Percent          Ended        Percent         Amount
                                       December 13,            of    December 14,            of       Increase/
                                              2002       Revenues           2001       Revenues      (Decrease)
                                      ------------   ------------   ------------   ------------   ------------
Revenues, net........................ $    197,030          100.0%  $    190,598          100.0%  $      6,432
                                      ------------   ------------   ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense..................      101,970           51.8         98,621           51.7          3,349
     Region and corporate expense....        8,284            4.2          7,291            3.8            993
                                      ------------   ------------   ------------   ------------   ------------
       Total salaries, wages and
         benefits....................      110,254           56.0        105,912           55.5          4,342
   Depreciation and amortization.....       14,322            7.3         12,538            6.6          1,784
   Rent..............................       12,336            6.2         11,029            5.8          1,307
   Other.............................       44,294           22.5         41,702           21.9          2,592
                                      ------------   ------------   ------------   ------------   ------------
     Total operating expenses........      181,206           92.0        171,181           89.8         10,025
                                      ------------   ------------   ------------   ------------   ------------
       Operating income.............. $     15,824            8.0%  $     19,417           10.2%  $     (3,593)
                                      ============   ============   ============   ============   ============

Average weekly tuition rate.......... $     144.06                  $     137.21                  $       6.85
Occupancy............................         64.0%                         66.9%                         (2.9)

     Revenues, net. Net revenues increased $6.4 million, or 3.4%, from the same period last year to $197.0 million in the second quarter of fiscal 2003. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $1.5 million, or 0.8%. During the second quarter of fiscal 2003 and 2002, we opened and closed centers as follows:

                                                                  Twelve Weeks Ended
                                                          -------------------------------------
                                                          December 13, 2002   December 14, 2001
                                                          -----------------   -----------------
Number of centers at the beginning of the period.........             1,264               1,252
Openings.................................................                 6                   8
Closures.................................................                (4)                 (3)
                                                          -----------------   -----------------
   Number of centers at the end of the period............             1,266               1,257
                                                          =================   =================
Total center licensed capacity at the end of the period..           167,000             165,000

     The average weekly tuition rate increased $6.85, or 5.0%, to $144.06 in the second quarter of fiscal 2003 due primarily to tuition increases. Occupancy declined to 64.0% from 66.9% for the same period last year due to reduced full-time equivalent attendance within the older center population.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $4.3 million, or 4.1%, from the same period last year to $110.3 million. Total salaries, wages and benefits expense as a percentage of net revenues was 56.0% for the second quarter of fiscal 2003 compared to 55.5% for the second quarter of fiscal 2002.

     The expense directly associated with the centers was $102.0 million, an increase of $3.3 million from the same period last year. The increase was primarily due to costs from newly opened centers, overall higher wage rates and higher medical insurance costs. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues increased slightly to 51.8% from 51.7% for the same period last year due primarily to higher medical insurance costs and wage rates, partially offset by improved labor productivity. At the region and corporate level, salaries, wages and benefits as a percentage of net revenues increased to 4.2% from 3.8% due to the recognition of one-time termination benefits.

     Depreciation and amortization. Depreciation and amortization expense increased $1.8 million from the same period last year to $14.3 million. Depreciation increased primarily due to newly opened centers and an impairment charge. During the second quarter, eleven under-performing centers and certain undeveloped properties were determined to be impaired, which resulted in an impairment charge of $0.7 million in the twelve weeks ended December 13, 2002, compared to $0.1 million in the twelve weeks ended December 14, 2001. Under-performing centers are those with estimated future cash flows, undiscounted and without interest charges, less than the carrying value of the asset. The impairment of eleven centers in the second quarter of fiscal 2003 was primarily the result of occupancy declines of individual centers.

     Amortization of goodwill decreased $0.5 million as a result of the adoption of SFAS No. 142 in the first quarter of fiscal 2003. See "Note 2. Summary of Significant Accounting Policies, Goodwill and Intangible Assets" to the unaudited consolidated financial statements.

     Rent. Rent expense increased $1.3 million from the same period last year to $12.3 million primarily due to our sale-leaseback program. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $2.6 million, or 6.2%, from the same period last year, to $44.3 million. Other operating expenses as a percentage of net revenues increased to 22.5% from 21.9% for the same period last year. The increase was due primarily to higher insurance costs, offset by cost controls in other expenditures.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to region management and corporate administration.

     Operating income. Operating income was $15.8 million, a decrease of $3.6 million, or 18.5%, from the same period last year. Operating income decreased due to higher insurance costs, additional depreciation expense related to an impairment charge and higher rent expense due to our sale-leaseback program. These additional costs were offset by higher tuition rates and the cessation of goodwill amortization. Operating income as a percentage of net revenues was 8.0% compared to 10.2% for the same period last year.

     Interest expense. Interest expense was $9.6 million compared to $10.3 million for the same period last year. The decrease was attributable to lower interest rates and reduced borrowings. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.5% and 7.6% for the second quarter of fiscal 2003 and fiscal 2002, respectively.

     Income tax expense. Income tax expense was $2.5 million, or 39.6% of pretax income, in the second quarter of fiscal 2003 and $3.7 million, or 39.8% of pretax income, in the second quarter of fiscal 2002. The decrease in the effective tax rate was due to a change in our estimate of necessary tax expense and the relative impact of disallowed expenses at different levels of taxable income. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in income of $0.5 million and a loss of $0.1 million in the second quarter of fiscal 2003 and 2002, respectively. Discontinued operations represents the operating results for all periods presented of the 16 centers closed during the twenty-eight weeks ended December 13, 2002, and one operating center that is held for sale at December 13, 2002.

     Discontinued operations included the following, with dollars in thousands:

                                                                   Twelve Weeks Ended
                                                          -------------------------------------
                                                          December 13, 2002   December 14, 2001
                                                          -----------------   -----------------
Revenues, net............................................ $             281   $           1,550
                                                          -----------------   -----------------
Operating expenses:
   Salaries, wages and benefits..........................               191               1,034
   Depreciation..........................................               220                 112
   Rent..................................................                51                 166
   Provision for doubtful accounts.......................                67                   9
   Other.................................................            (1,084)                341
                                                          -----------------   -----------------
       Total operating expenses..........................              (555)              1,662
                                                          -----------------   -----------------
     Operating income (loss).............................               836                (112)
 Interest expense........................................                --                  --
                                                          -----------------   -----------------
   Discontinued operations before income tax.............               836                (112)
 Income tax (expense) benefit............................              (331)                 45
                                                          -----------------   -----------------
   Discontinued operations, net of tax................... $             505                 (67)
                                                          =================   =================

     For the twelve weeks ended December 13, 2002, depreciation expense included an impairment charge of $0.1 million and other operating expense included gains on closed center sales in the amount of $1.2 million.

     Net income. Net income was $4.3 million in the second quarter of fiscal 2003, a decrease of $1.2 million, or 21.1% from the same period last year. The decline was due to decreased operating income, discussed above, offset by reduced interest costs and gains on closed center sales that are included in discontinued operations. Basic and diluted net income per share were both $0.22 for the second quarter of fiscal 2003. For the second quarter of fiscal 2002, basic and diluted net income per share were $0.28 and $0.27, respectively.

Twenty-eight weeks ended December 13, 2002 compared to twenty-eight weeks ended December 14, 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                       Twenty-eight                  Twenty-eight                        Change
                                        Weeks Ended        Percent    Weeks Ended        Percent         Amount
                                        December 13,            of    December 14,            of       Increase/
                                               2002       Revenues           2001       Revenues      (Decrease)
                                       ------------   ------------   ------------   ------------   ------------
Revenues, net........................  $    453,282          100.0%  $    437,078          100.0%  $     16,204
                                       ------------   ------------   ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits:
     Center expense..................       238,345           52.6        229,996           52.6          8,349
     Region and corporate expense....        18,256            4.0         17,197            4.0          1,059
                                       ------------   ------------   ------------   ------------   ------------
       Total salaries, wages and
         benefits....................       256,601           56.6        247,193           56.6          9,408
   Depreciation and amortization.....        31,570            7.0         29,076            6.7          2,494
   Rent..............................        27,718            6.1         26,212            6.0          1,506
   Other.............................       107,749           23.8        103,771           23.7          3,978
                                       ------------   ------------   ------------   ------------   ------------
     Total operating expenses........       423,638           93.5        406,252           93.0         17,386
                                       ------------   ------------   ------------   ------------   ------------
       Operating income..............  $     29,644            6.5%  $     30,826            7.0%  $     (1,182)
                                       ============   ============   ============   ============   ============

Average weekly tuition rate..........  $     143.50                  $     136.27                 $       7.23
Occupancy............................          63.1%                         65.8%                        (2.7)

     Revenues, net. Net revenues increased $16.2 million, or 3.7%, from the same period last year to $453.3 million in the twenty-eight weeks ended December 13, 2002. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $4.3 million, or 1.0%. During the periods indicated, we opened and closed centers as follows:

                                                                Twenty-eight Weeks Ended
                                                          -------------------------------------
                                                          December 13, 2002   December 14, 2001
                                                          -----------------   -----------------
Number of centers at the beginning of the period.........             1,264               1,242
Openings.................................................                18                  22
Closures.................................................               (16)                 (7)
                                                          -----------------   -----------------
   Number of centers at the end of the period............             1,266               1,257
                                                          =================   =================

Total center licensed capacity at the end of the period..           167,000             165,000

     The average weekly tuition rate increased $7.23, or 5.3%, to $143.50 in the twenty-eight weeks ended December 13, 2002, due primarily to tuition increases. Occupancy declined to 63.1% from 65.8% for the same period last year due to reduced full-time equivalent attendance within the older center population.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $9.4 million, or 3.8%, from the same period last year to $256.6 million. Total salaries, wages and benefits expense as a percentage of net revenues was 56.6% for both of the twenty-eight week periods ended December 13, 2002 and December 14, 2001.

     The expense directly associated with the centers was $238.3 million, an increase of $8.3 million from the same period last year. The increase was primarily due to costs from newly opened centers, overall higher wage rates and higher medical insurance costs, partially offset by improved labor productivity. At the center level, salaries, wages and benefits expense as a percentage of net revenues remained flat at 52.6% for both periods.

     Depreciation and amortization. Depreciation and amortization expense increased $2.5 million from the same period last year to $31.6 million. Depreciation increased primarily due to newly opened centers and an impairment charge. During the twenty-eight weeks ended December 13, 2002, eleven centers and certain undeveloped properties were determined to be impaired, which resulted in an impairment charge of $0.8 million compared to $0.2 million in the twenty-eight weeks ended December 14, 2001. Under-performing centers are those with estimated future cash flows, undiscounted and without interest charges, less than the carrying value of the asset. The impairment of eleven centers in the twenty-eight weeks ended December 13, 2002, was primarily the result of occupancy declines of individual centers.

     Amortization of goodwill decreased $1.1 million as a result of the adoption of SFAS No. 142 in the first quarter of fiscal 2003. See "Note 2. Summary of Significant Accounting Policies, Goodwill and Intangible Assets" to the unaudited consolidated financial statements.

     Rent. Rent expense increased $1.5 million from the same period last year to $27.7 million primarily due to our sale-leaseback program. In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $4.0 million, or 3.8%, from the same period last year, to $107.7 million. The increase was due primarily to higher insurance costs. Other operating expenses as a percentage of net revenues were 23.8% for both periods.

     Operating income. Operating income was $29.6 million, a decrease of $1.2 million, or 3.8%, from the same period last year. Operating income decreased due to higher insurance costs, depreciation and rent. Operating income as a percentage of net revenues was 6.5% compared to 7.0% for the same period last year.

     Interest expense. Interest expense was $22.5 million compared to $24.5 million for the same period last year. The decrease was substantially attributable to lower interest rates and reduced borrowings. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.6% and 8.0% for the twenty-eight weeks ended December 13, 2002 and December 14, 2001.

     Income tax expense. Income tax expense was $2.9 million, or 39.6% of pretax income, in the twenty-eight weeks ended December 13, 2002 and $2.7 million, or 41.0% of pretax income, in the twenty-eight weeks ended December 14, 2001. The decrease in the effective tax rate was due to a change in our estimate of necessary tax expense and the relative impact of disallowed expenses at different levels of taxable income. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in income of $0.3 million and a loss of $0.3 million in the twenty-eight weeks ended December 13, 2002 and December 14, 2001, respectively. Discontinued operations represents the operating results for all periods presented of the 16 centers closed during the twenty-eight weeks ended December 13, 2002, and one operating center that is held for sale at December 13, 2002.

     Discontinued operations included the following, with dollars in thousands:

                                                                Twenty-eight Weeks Ended
                                                          -------------------------------------
                                                          December 13, 2002   December 14, 2001
                                                          -----------------   -----------------
Revenues, net............................................ $           1,489   $           3,520
                                                          -----------------   -----------------
Operating expenses:
   Salaries, wages and benefits..........................             1,070               2,418
   Depreciation..........................................               277                 247
   Rent..................................................               216                 403
   Provision for doubtful accounts.......................                94                  21
   Other.................................................              (673)                857
                                                          -----------------   -----------------
       Total operating expenses..........................               984               3,946
                                                          -----------------   -----------------
     Operating income (loss).............................               505                (426)
 Interest expense........................................                --                  (1)
                                                          -----------------   -----------------
   Discontinued operations before income tax.............               505                (427)
 Income tax (expense) benefit............................              (200)                175
                                                          -----------------   -----------------
   Discontinued operations, net of tax................... $             305   $            (252)
                                                          =================   =================

     For the twenty-eight weeks ended December 13, 2002, depreciation expense included an impairment charge of $0.1 million and other operating expense included gains on closed center sales in the amount of $1.2 million.

     Net income. Net income was $4.8 million in the twenty-eight weeks ended December 13, 2002, an increase of $1.1 million, or 29.2%, from the same period last year. The increase was due to lower interest costs and gains on closed center sales, which are included in discontinued operations. Basic and diluted net income per share were both $0.24 for the twenty-eight weeks ended December 13, 2002. For the twenty-eight weeks ended December 14, 2001, basic and diluted net loss per share were $0.19 and $0.18, respectively.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flow generated from operations and borrowings under a $300.0 million revolving credit facility. At December 13, 2002, we had drawn $168.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $33.2 million and had funded $97.9 million under the synthetic lease facility discussed below. Our availability under the revolving credit facility at December 13, 2002 was $98.8 million. The revolving credit facility is scheduled to terminate on February 13, 2004.

     Our consolidated net cash provided by operating activities for the twenty-eight weeks ended December 13, 2002, was $35.9 million compared to $24.3 million in the same period last year. The increase in net cash flow was due to the increase in EBITDAR and changes in working capital; see the calculation of EBITDAR below. Cash and cash equivalents totaled $11.9 million at December 13, 2002, compared to $8.6 million at May 31, 2002.

     EBITDAR is earnings before interest, taxes, depreciation, amortization, rent and related components of discontinued operations. EBITDAR was calculated as follows, with dollars in thousands:

                                               Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                            -------------------------   -------------------------
                                            December 13,  December 14,  December 13,  December 14,
                                                   2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Net income................................  $     4,300   $     5,453   $     4,757   $     3,683
Interest expense, net.....................        9,542        10,246        22,274        24,154
Income tax expense........................        2,487         3,651         2,918         2,737
Depreciation and amortization.............       14,322        12,538        31,570        29,076
Discontinued operations:
   Income tax expense (benefit)...........          331           (45)          200          (175)
   Interest expense.......................           --            --            --             1
   Depreciation...........................          220           112           277           247
                                            -----------   -----------   -----------   -----------
     EBITDA...............................       31,202        31,955        61,996        59,723
Rent expense..............................       12,336        11,029        27,718        26,212
Discontinued operations - rent............           51           166           216           403
                                            -----------   -----------   -----------   -----------
   EBITDAR................................  $    43,589   $    43,150   $    89,930   $    86,338
                                            ===========   ===========   ===========   ===========
   EBITDAR - percentage of net revenues...         22.1%         22.6%         19.8%         19.8%

     During the twelve and twenty-eight week periods ended December 13, 2002, EBITDAR increased $0.4 million or 1.0%, and $3.6 million or 4.2%, respectively. The increase was due to higher tuition rates, control over center labor productivity and gains on closed center sales, offset by higher insurance costs. EBITDAR is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDAR should not be used as a tool for comparison as the computation may not be the same for all companies.

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

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We currently do not consolidate the assets or liabilities related to the synthetic lease in our consolidated financial statements. In January 2003, the FASB issued FIN 46, see "Note 2. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements." We expect to have to consolidate the assets and liabilities of the synthetic lease facility during the second quarter of our fiscal year 2004.

     The synthetic lease facility closed to draws on February 13, 2001 and, at December 13, 2002, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 60 to 70 centers. The resulting leases are expected to be classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. By December 13, 2002, we had completed sales totaling $40.9 million, which represented 19 centers. Subsequent to December 13, 2002, we closed $20.3 million in sales and are currently in the process of negotiating another $51.5 million of sales. We expect our sale-leaseback efforts to continue into fiscal year 2004, assuming the investment market for such transactions remains favorable.

     Our principal uses of liquidity are meeting debt service requirements, financing capital expenditures and providing working capital. We expect to fund future new center development through the revolving credit facility and sale-leaseback proceeds, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a borrowing or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at December 13, 2002 were as follows, with dollars in thousands:

                                           Remainder                               Fiscal Year
                                           of Fiscal   -------------------------------------------------------------------
                                 Total          2003          2004          2005          2006          2007    Thereafter
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Long-term debt...........  $   352,158   $     1,175   $     1,049   $     4,555   $    46,417    $      263   $   298,699
Capital lease obligations       31,181         1,104         2,529         2,234         2,277         2,396        20,641
Operating leases.........      426,746        18,893       139,826        35,416        31,239        27,701       173,671
Line of credit...........      168,000            --       168,000            --            --            --            --
Standby letters of credit       33,168        17,995        15,173            --            --            --            --
Other commitments........       12,286        12,123           163            --            --            --            --
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
                           $ 1,023,539   $    51,290   $   326,740   $    42,205   $    79,933   $    30,360   $   493,011
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========

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

Capital Expenditures

     During the twenty-eight weeks ended December 13, 2002 and December 14, 2001, we opened 18 and 22 new centers, respectively. We expect to open 29 new centers in fiscal 2003 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

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

     Capital expenditures included the following, with dollars in thousands:

                                                        Twenty-Eight Weeks Ended
                                                  -------------------------------------
                                                  December 13, 2002   December 14, 2001
                                                  -----------------   -----------------
New center development..........................  $          34,568   $          38,561
Renovation of existing facilities...............             11,223              11,447
Equipment purchases.............................              7,424               3,869
Information systems purchases...................                976               2,012
                                                  -----------------   -----------------
                                                  $          54,191   $          55,889
                                                  =================   =================

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

     Impairment charges were as follows, with dollars in thousands:

                                               Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                            -------------------------   -------------------------
                                            December 13,  December 14,  December 13,  December 14,
                                                   2002          2001          2002          2001
                                            -----------   -----------   -----------   -----------
Impairment charges included in
   depreciation expense...................  $       669   $        81   $       749   $       195
Impairment charges included in
   discontinued operations................          106            --           106            --
                                            -----------   -----------   -----------   -----------
Total impairment charges..................  $       775   $        81   $       855   $       195
                                            ===========   ===========   ===========   ===========

     During the first quarter of fiscal 2003, we adopted SFAS No. 142, which addresses the evaluation of goodwill and other indefinite-lived intangibles for impairment. Please refer to "Initial Adoption of Accounting Policies" below.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $37.9 and $35.5 million at December 13, 2002 and May 31, 2002, respectively. Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

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

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Therefore, we ceased amortization of goodwill at June 1, 2002. Goodwill amortization was $0.5 and $1.1 million during the twelve and twenty-eight week periods ended December 14, 2001, respectively. These assets must now be tested at least annually for impairment and written down to their fair market values, if necessary. As of June 1,

2002, we had $42.5 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal 2003, as required by SFAS No. 142. Although quoted market prices are the best evidence in determining fair value, we used the value of our stock, as determined by the Board of Directors, as it was a more practical measure. The fair value of the reporting unit related to the recorded goodwill, as of June 1, 2002 exceeded the carrying value at the same date, hence there was no evidence of impairment. We will perform our annual impairment test in the fourth quarter of fiscal 2003.

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

     Under the requirements of SFAS No. 144, we revised our policy to estimate future cash flows over the remaining useful life of the principal asset, which, in most cases, is a longer time period than the 10-year estimate used previously. Therefore, the adoption of SFAS No. 144 may materially impact our assessment of impairment in the future. During the second quarter of fiscal 2003, eleven under-performing centers had estimated future cash flows less than the carrying value of the assets, resulting in an impairment charge. Refer to "Critical Accounting Estimates" above.

     We have determined that the 16 centers closed during the twenty-eight weeks ended December 13, 2002, which included four owned and 12 leased centers, and one owned operating center that is held for sale at December 13, 2002 meet the criteria of discontinued operations. Therefore, the operating results for these 17 centers were classified as discontinued operations, net of tax, in the unaudited consolidated statements of operations for all periods presented. Discontinued operations were income of $0.5 million and a loss of $0.1 million in the twelve weeks ended December 13, 2002 and December 14, 2001, respectively, and income of $0.3 million and a loss of $0.3 million in the twenty-eight weeks ended December 13, 2002 and December 14, 2001, respectively. See "Note 2. Summary of Significant Accounting Policies, Discontinued Operations," for a summary of financial results of discontinued operations. We believe that most of our future center closures will now be categorized as discontinued operations. The owned centers that meet the criteria of held for sale have been classified as current in the unaudited consolidated balance sheets for all periods presented. As a result, property and equipment in the amount of $0.7 and $1.8 million were classified as current assets held for sale at December 13, 2002 and May 31, 2002, respectively.

     Recently Issued Accounting Pronouncements

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 in the second quarter of fiscal 2003. This application did not have a material impact on our financial position and results of operations.

         SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, with early application encouraged. We are still evaluating the impact of adopting SFAS No. 148.

     FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. Under this requirement our synthetic lease facility will be consolidated in our consolidated balance sheet. Property and equipment financed in the synthetic lease facility will be recorded as assets and the related lease obligation will be recorded as a liability. The impact to our future statement of operations will be reduced rent expense and increased depreciation and interest expense. See "Note 4. Commitments and Contingencies." FIN 46 is effective during the second quarter of our fiscal year 2004.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.6% of net revenues for the twenty-eight weeks ended December 13, 2002. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

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

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $290.0 million at December 13, 2002. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $6.2 million at December 13, 2002. However, we have cash flow exposure on our revolving credit facility, our term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $224.0 million at December 13, 2002. Accordingly, a 1% (100 basis points) change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.5 and $0.6 million in the twelve weeks ended December 13, 2002 and December 14, 2001, respectively. The same change would have resulted in charges of $1.2 and $1.4 million in the twenty-eight weeks ended December 13, 2002 and December 14, 2001, respectively.

     We have cash flow exposure on our synthetic lease facility subject to variable LIBOR pricing. We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the synthetic lease LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.4 million in both of the twelve week periods ended December 13, 2002 and December 14, 2001. The same change would have resulted in charges of $0.8 million in both of the twenty-eight week periods ended December 13, 2002 and December 14, 2001.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations and cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     In January 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART II.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

     10(a)* Employment Separation Agreement, Waiver and Release dated October 9, 2002, between KinderCare and Robert Abeles (incorporated by reference from Exhibit 10(aa) of our Registration Statement on Form 10, filed December 9, 2002, File No. 0-17098).

     *       Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2003.

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

     Dated: January 27, 2003


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

     Dated: January 27, 2003


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