Form 10-Q
period 2003-03-07
KINDERCARE LEARNING CENTERS INC /DE
filed 2003-04-22
CIK 832812

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

                  For the quarterly period ended March 7, 2003


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

                  --------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at April 18, 2003 was 19,661,216.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information............................................   2

      Item 1. Unaudited consolidated financial statements:

              Consolidated balance sheets at March 7, 2003 and
                  May 31, 2002 (unaudited)................................   2

              Consolidated statements of operations for the twelve and
                 forty weeks ended March 7, 2003 and
                 March 8, 2002 (unaudited)................................   3

              Consolidated statements of stockholders' equity and
                 comprehensive income for the forty weeks
                 ended March 7, 2003 and the fiscal year ended
                 May 31, 2002 (unaudited).................................   4

              Consolidated statements of cash flows for the forty
                 weeks ended March 7, 2003 and March 8, 2002
                    (unaudited)...........................................   5

              Notes to unaudited consolidated financial statements........   6

      Item 2. Management's discussion and analysis of financial
              condition and results of operations.........................  12

      Item 3. Quantitative and qualitative disclosures about market risk..  26

      Item 4. Controls and Procedures.....................................  26

Part II.  Other Information...............................................  28

      Item 4. Submission of matters to a vote of security holders.........  28

      Item 6. Exhibits and reports on Form 8-K............................  28

Signatures................................................................  29

Certifications............................................................  30

                          PART I. FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                 March 7, 2003   May 31, 2002
                                                --------------  -------------
Assets
Current assets:
   Cash and cash equivalents..................  $       13,565  $       8,619
   Receivables, net...........................          30,656         31,657
   Prepaid expenses and supplies..............           9,430          9,948
   Deferred income taxes......................          11,132         13,904
   Assets held for sale.......................             685          1,787
                                                --------------  -------------
      Total current assets....................          65,468         65,915

 Property and equipment, net..................         678,771        700,373
 Deferred income taxes........................             199              8
 Goodwill.....................................          42,565         42,565
 Other assets.................................          32,926         35,324
                                                --------------  -------------
                                                $      819,929  $     844,185
                                                ==============  =============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts............................  $       10,470  $       9,779
   Accounts payable...........................           7,513          9,836
   Current portion of long-term debt..........         136,129          6,237
   Accrued expenses and other liabilities.....          93,959        105,108
                                                --------------  -------------
      Total current liabilities...............         248,071        130,960

 Long-term debt...............................         350,084        526,080
 Long-term self-insurance liabilities.........          17,217         15,723
 Deferred income taxes........................          15,251         12,208
 Other noncurrent liabilities.................          57,520         35,945
                                                --------------  -------------
      Total liabilities.......................         688,143        720,916
                                                --------------  -------------
                                                            --             --
 Commitments and contingencies................

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; none outstanding.....              --             --
   Common stock, $.01 par value; authorized
      100,000,000 shares; issued and
      outstanding 19,661,216 and 19,819,352
      shares, respectively....................             197            198
   Additional paid-in capital.................          25,909         28,107
   Notes receivable from stockholders.........          (1,085)        (1,426)
   Retained earnings..........................         106,937         96,882
   Accumulated other comprehensive loss.......            (172)          (492)
                                                --------------  -------------
      Total stockholders' equity..............         131,786        123,269
                                                --------------  -------------
                                                $      819,929  $     844,185
                                                ==============  =============

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                             Twelve Weeks Ended           Forty Weeks Ended
                          -------------------------    -------------------------
                             March 7,     March 8,        March 7,     March 8,
                              2003          2002           2003          2002
                          ------------  -----------    ------------  -----------
Revenues, net...........  $    193,061  $   185,611    $    644,992  $   621,224
                          ------------  -----------    ------------  -----------
Operating expenses:
  Salaries, wages and
  benefits..............       105,884      101,706         361,616      348,050
  Depreciation and
  amortization..........        12,615       12,640          44,220       41,622
  Rent..................        12,814       11,264          40,261       37,201
  Provision for doubtful
    accounts............         1,410        1,629           4,777        4,670
  Other.................        41,369       36,783         145,368      137,125
                          ------------  -----------    ------------  -----------
     Total operating
       expenses.........       174,092      164,022         596,242      568,668
                          ------------  -----------    ------------  -----------
    Operating income....        18,969       21,589          48,750       52,556
Investment income.......            35          159             215          458
Interest expense........        (9,338)      (9,983)        (31,791)     (34,436)
                          ------------  -----------    ------------  -----------
  Income before income
    taxes and discontinued
    operations..........         9,666       11,765          17,174       18,578
Income tax expense......        (3,828)      (4,523)         (6,801)      (7,310)
                          ------------  -----------    ------------  -----------
  Income before discontinued
    operations..........         5,838        7,242          10,373       11,268
Discontinued operations,
  net of income tax benefit
  of $354, $59, $209 and
  $284, respectively....          (540)         (94)           (318)        (437)
                          ------------  -----------    ------------  -----------
    Net income..........  $      5,298  $     7,148    $     10,055  $    10,831
                          ============  ===========    ============  ===========
Basic net income per share:
  Income before discontinued
    operations..........  $       0.30  $      0.37    $       0.53  $      0.57
  Discontinued operations,
    net.................         (0.03)       (0.01)          (0.02)       (0.02)
                          ------------  -----------    ------------  -----------
    Net income..........  $       0.27  $      0.36    $       0.51  $      0.55
                          ============  ===========    ============  ===========
Diluted net income per share:
  Income before discontinued
    operations..........  $       0.29  $      0.36    $       0.52  $      0.56
  Discontinued operations,
    net.................         (0.02)       (0.01)          (0.01)       (0.02)
                          ------------  -----------    ------------  -----------
    Net income..........  $       0.27  $      0.35    $       0.51  $      0.54
                          ============  ===========    ============  ===========

Weighted average common
  shares outstanding:
   Basic................    19,664,442   19,819,352      19,712,790   19,819,352
   Diluted..............    19,836,207   20,014,932      19,900,641   20,171,300

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Notes                Accumulated
                                            Common Stock     Additional    Receivable                      Other
                                        -------------------     Paid-in          from    Retained  Comprehensive
                                            Shares   Amount     Capital  Stockholders    Earnings           Loss       Total
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
Balance at June 1, 2001..............   19,819,352  $   198  $   28,107  $     (1,355) $   80,339  $        (558) $  106,731
Comprehensive income:
  Net income.........................           --       --          --            --      16,543             --      16,543
  Cumulative translation adjustment..           --       --          --            --          --             66          66
                                                                                                                  ----------
    Total comprehensive income.......                                                                                 16,609
Proceeds from collection of
  stockholders' notes receivable.....           --       --          --            35          --             --          35
Issuances of stockholders' notes
  receivable.........................           --       --          --          (106)         --             --        (106)
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
    Balance at May 31, 2002..........   19,819,352      198      28,107        (1,426)     96,882           (492)    123,269
Comprehensive income:
  Net income.........................           --       --          --            --      10,055             --      10,055
  Cumulative translation adjustment..           --       --          --            --          --            320         320
                                                                                                                  ----------
    Total comprehensive income.......                                                                                 10,375
Retirement of common stock...........     (119,838)      (1)     (1,645)           --          --             --      (1,646)
Repurchase of common stock...........      (38,298)      --        (553)           --          --             --        (553)
Proceeds from collection of
  stockholders' notes receivable.....           --       --          --           341          --             --         341
                                        ----------  -------  ----------  ------------  ----------  -------------  ----------
    Balance at March 7, 2003.........   19,661,216  $   197  $   25,909  $     (1,085) $  106,937  $        (172) $  131,786
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Forty Weeks Ended
                                                -----------------------------
                                                 March 7, 2003  March 8, 2002
                                                --------------  -------------
Cash flows from operations:
  Net income...............................     $       10,055  $      10,831
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation..........................             44,686         39,818
     Amortization of deferred financing
      costs, goodwill and other intangible
      assets and deferred gain on
      sale-leasebacks......................              1,669          4,253
     Provision for doubtful accounts.......              4,910          4,728
     Gain on sales and disposals of
      property and equipment...............             (1,881)          (407)
     Deferred tax expense..................              5,624            188
     Changes in operating assets and
      liabilities:
       Increase in receivables.............             (5,555)        (9,716)
       Decrease in prepaid expenses and
        supplies...........................                518            700
       Increase in other assets............               (249)          (348)
       Decrease in accounts payable,
        accrued expenses and other current
        and noncurrent liabilities.........            (11,636)        (2,477)
     Other, net............................                320            (10)
                                                --------------  -------------
   Net cash provided by operating
     activities............................             48,461         47,560
                                                --------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment......            (69,731)       (76,190)
  Proceeds from sales of property and
   equipment...............................             72,516          2,206

  Proceeds from collection of notes
    receivable.............................                 68             --
                                                --------------  -------------
   Net cash provided (used) by investing
     activities............................              2,853        (73,984)
                                                --------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings.......             48,000         57,060
  Payments on long-term borrowings.........            (94,104)       (21,197)
  Payments on capital leases...............               (743)          (792)
  Proceeds from collection of
   stockholders' notes receivable..........                341             35
  Issuance of stockholders' notes
   receivable..............................                 --           (107)

  Repurchase of common stock...............               (553)            --
  Bank overdrafts..........................                691           (605)
                                                --------------  -------------
   Net cash (used) provided by financing
     activities............................            (46,368)        34,394
                                                --------------  -------------
     Increase in cash and cash equivalents.              4,946          7,970
  Cash and cash equivalents at the
   beginning of the period.................              8,619          3,657
                                                --------------  -------------
  Cash and cash equivalents at the end of
   the period..............................     $       13,565  $      11,627
                                                ==============  =============

Supplemental cash flow information:
  Interest paid............................     $       35,980  $      37,588
  Income taxes paid, net...................              6,257          7,653

Non-cash financial activities:
  Retirement of common stock...............     $        1,646  $          --

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care services in the United States. At March 7, 2003, we served approximately 130,000 children and their families at 1,264 child care centers. At our child care centers, education and care services are provided to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at March 7, 2003.

     We operate child care centers under two brands as follows:

     o KinderCare - At March 7, 2003, we operated 1,194 KinderCare centers. The brand was established in 1969 and includes centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers and 12 before- and after-school programs at March 7, 2003. Mulberry operates primarily in the northeast region of the United States and southern California.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,264 centers, at March 7, 2003, are 47 employer-sponsored centers. In addition to our center-based child care operations, our wholly-owned subsidiary owns and operates a distance learning company serving teenagers and young adults. The subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered through correspondence format and over the internet. We have made minority investments in Chancellor Beacon Academies, Inc., a charter school management company, and Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program.

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

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at March 7, 2003, and our results of operations for each of the twelve and forty week periods ended March 7, 2003 and March 8, 2002, and cash flows for the forty weeks ended March 7, 2003 and March 8, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

     Fiscal Year. References to fiscal 2003 and fiscal 2002 are to the 52 weeks ended May 30, 2003 and May 31, 2002, respectively. We utilize a fiscal reporting schedule comprised of 13 four-week periods. Our fiscal year ends on the Friday closest to May 31. The first fiscal quarter includes 16 weeks and the remaining quarters each include 12 weeks.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, we ceased amortization of goodwill at June 1, 2002. Amortization of goodwill for the twelve and forty weeks ended March 8, 2002 was $0.5 million and $1.6 million, pre-tax, respectively. These assets must now be tested at least annually for impairment and written down to their fair market values, if necessary. As of June 1, 2002, we had $42.6 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal 2003, as required by SFAS No.
142. Although quoted market prices are the best evidence in determining fair value, we used the value of our stock, as determined by the Board of Directors, as it was a more practical measure to perform the transitional impairment test. The fair value of the reporting unit related to the recorded goodwill, as of June 1, 2002, exceeded the carrying value at the same date, hence there was no evidence of impairment. We will perform our annual impairment test in the fourth quarter of fiscal 2003.

     If SFAS No. 142 had been adopted in the prior fiscal year, our pro forma net income and net income per share for the twelve and forty weeks ended March 8, 2002 would have been as follows, with dollars in thousands, except per share amounts:

                     Twelve Weeks Ended               Forty Weeks Ended
                        March 8, 2002                   March 8, 2002
                ------------------------------  ------------------------------
                          Net income per share            Net income per share
                     Net  --------------------      Net   --------------------
                  Income     Basic     Diluted    Income      Basic    Diluted
                --------  ---------  ---------  --------  ---------   --------
Reported....... $  7,148  $    0.36  $    0.35  $ 10,831  $    0.55   $   0.54
Goodwill
 amortization,
 net of taxes..      295       0.02       0.02       984       0.05       0.05
                --------  ---------  ---------  --------  ---------   --------
   Adjusted.... $  7,443  $    0.38  $    0.37  $ 11,815  $    0.60   $   0.59
                ========  =========  =========  ========  =========   ========

     At March 7, 2003 and May 31, 2002, we had approximately $2.7 million of finite-lived intangible assets, which had associated accumulated amortization of approximately $2.6 million and $2.3 million, respectively. These intangible assets are noncompetition agreements, which are included in other assets in the unaudited consolidated balance sheets. These intangible assets are amortized on a straight-line basis over their contractual lives that range from 3 to 5 years. Amortization expense was $0.1 million and $0.3 million for the twelve weeks ended March 7, 2003 and March 8, 2002, respectively, and $0.3 million and $0.6 million for the forty weeks ended March 7, 2003 and March 8, 2002, respectively. Amortization of these intangibles will be substantially complete in the second quarter of fiscal 2004.

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

     We closed 24 centers in the forty weeks ended March 7, 2003, which included five owned and 19 leased centers. These center closures meet the criteria of discontinued operations in SFAS No. 144. The operating results for these 24 centers were classified as discontinued operations, net of tax, in the unaudited consolidated statements of operations for all periods presented. A summary of discontinued operations follows, with dollars in thousands:

                                Twelve Weeks Ended        Forty Weeks Ended
                              -----------------------   -----------------------
                               March 7,     March 8,     March 7,    March 8,
                                 2003         2002         2003         2002
                              -----------  ----------   ----------  -----------
Revenues, net................ $       275  $    1,989   $    3,115  $     6,974
Operating expenses...........       1,169       2,141        3,641        7,693
                              -----------  ----------   ----------  -----------
  Operating loss.............        (894)       (152)        (526)        (719)
Interest expense.............          --          (1)          (1)          (2)
                              -----------  ----------   ----------  -----------
  Discontinued operations            (894)       (153)        (527)        (721)
    before income tax........
Income tax benefit...........         354          59          209          284
                              -----------  ----------   ----------  -----------
  Discontinued operations,
  net of tax................. $      (540) $      (94)  $     (318) $      (437)
                              ===========  ==========   ==========  ===========

     Operating expenses included impairment charges of $0.1 million and $0.2 million for the twelve and forty weeks ended March 7, 2003, respectively, and gains on closed center sales in the amount of $1.2 million for the forty weeks ended March 7, 2003. The owned centers that meet the criteria of held for sale have been classified as current in the unaudited consolidated balance sheets for all periods presented. As a result, property and equipment of $0.7 million and $1.8 million was classified as current assets held for sale at March 7, 2003 and May 31, 2002, respectively.

     Exit or Disposal Activities. In the second quarter of fiscal 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 was effective for disposal activities initiated after December 31, 2002. This adoption did not have a material impact on our financial position or results of operations.

     Guarantees. Financial Accounting Standards Board ("FASB") Interpretation 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others, requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. See "Note 4. Commitments and Contingencies" for a discussion of the guarantee under our synthetic lease facility. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision is applicable to guarantees issued or modified after December 31, 2002.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares outstanding follows:

                                Twelve Weeks Ended           Forty Weeks Ended
                            --------------------------  --------------------------
                              March 7,      March 8,      March 7,      March 8,
                                2003          2002          2003          2002
                            ------------  ------------  ------------  ------------
Basic weighted average
  common shares
  outstanding..............   19,664,442    19,819,352    19,712,790    19,819,352
Dilutive potential common
  shares...................      171,765       195,580       187,851       351,948
                            ------------  ------------  ------------  ------------
Diluted weighted average
  common shares
  outstanding..............   19,836,207    20,014,932    19,900,641    20,171,300
                            ============  ============  ============  ============
Shares excluded from
  potential shares due to
  their anti-dilutive
  effect...................    2,271,994     1,651,798     2,255,908     1,495,421
                            ============  ============  ============  ============

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                  Twelve Weeks Ended           Forty Weeks Ended
                              --------------------------  --------------------------
                                March 7,      March 8,      March 7,      March 8,
                                  2003          2002          2003          2002
                              ------------  ------------  ------------  ------------
Net income................... $      5,298  $      7,148  $     10,055  $     10,831
Cumulative translation
  adjustment.................           30           (66)          320           (10)
                              ------------  ------------  ------------  ------------
                              $      5,328  $      7,082  $     10,375  $     10,821
                              ============  ============  ============  ============

     Recently Issued Accounting Pronouncements. SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective for interim periods beginning after December 15, 2002, with early application encouraged. We will provide the required disclosures commencing with our Annual Report on Form 10-K for the fiscal year ending May 30, 2003. We do not anticipate an impact to our financial position or results of operations.

     FASB FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. Under this requirement our $97.9 million synthetic lease facility will be consolidated in our consolidated balance sheet. Property and equipment financed in the synthetic lease facility will be recorded as assets and the related lease obligation will be recorded as a liability. The impact to our future statement of operations will be reduced rent expense and increased depreciation and interest expense. See "Note 4. Commitments and Contingencies." FIN 46 will become effective during the second quarter of our fiscal year 2004.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if our assumptions change. The most significant estimates underlying the accompanying unaudited consolidated financial statements include the timing of revenue recognition, the allowance for doubtful accounts, long-lived and intangible asset valuations and any resulting impairment, the adequacy of our self-insurance obligations and future tax liabilities.

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

4.   Commitments and Contingencies

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We currently do not consolidate the assets or liabilities relating to the synthetic lease in our consolidated financial statements. See "Note 2. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements."

     The synthetic lease facility closed to draws on February 13, 2001 and, at March 7, 2003, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003 as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable. We plan to repay amounts borrowed and repurchase the properties under the synthetic lease facility in connection with our refinancing plans. See "Note
5. Refinancing."

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our existing credit facility. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable. We were in compliance with these covenants at March 7, 2003.

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation, of which we are aware, will materially affect our financial position, operating results or cash flows, although assurance cannot be given with respect to the ultimate outcome of any such actions.

5.   Refinancing

     We are pursuing new senior secured credit facilities to replace our $300.0 million revolving credit facility and our synthetic lease facility, which terminate on February 13, 2004 and our term loan facility, which terminates on February 13, 2006. We may use a portion of the proceeds from these facilities to redeem a portion of our outstanding senior subordinated notes.

6.   Stock Split

     On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these unaudited consolidated financial statements and notes thereto for the twelve and forty weeks ended March 7, 2003 and March 8, 2002 and the fiscal year ended May 31, 2002 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to 100.0 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the twelve weeks ended March 7, 2003 as "the third quarter of fiscal 2003" and the twelve weeks ended March 8, 2002 as "the third quarter of fiscal 2002." Our first fiscal quarter includes 16 weeks and the remaining quarters each include twelve weeks.

     We calculate the average weekly tuition rate as net revenues, exclusive of fees and non-tuition income, divided by the full-time equivalent, or FTE, attendance for the related time period. The average weekly tuition rate represents the approximate weighted average weekly tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled. Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the FTE attendance at all of the centers divided by the sum of the centers' licensed capacity.

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first quarter it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

Third Quarter of Fiscal 2003 compared to Third Quarter of Fiscal 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                                                       Change
                               Twelve Weeks    Percent    Twelve Weeks    Percent      Amount
                                      Ended         of           Ended         of    Increase/
                              March 7, 2003   Revenues   March 8, 2002   Revenues   (Decrease)
                              -------------   --------   -------------   --------   ----------
Revenues, net................ $     193,061      100.0%  $     185,611      100.0%  $    7,450
                              -------------   --------   -------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
   Center expense............        98,027       50.8          94,015       50.7        4,012
   Region and corporate
      expense................         7,857        4.0           7,691        4.1          166
                              -------------   --------   -------------   --------   ----------
     Total salaries, wages
       and benefits..........       105,884       54.8         101,706       54.8        4,178
  Depreciation and
    amortization.............        12,615        6.6          12,640        6.8          (25)
  Rent.......................        12,814        6.6          11,264        6.1        1,550
  Other......................        42,779       22.2          38,412       20.7        4,367
                              -------------   --------   -------------   --------   ----------
   Total operating expenses..       174,092       90.2         164,022       88.4       10,070
                              -------------   --------   -------------   --------   ----------
     Operating income........ $      18,969        9.8%  $      21,589       11.6%  $   (2,620)
                              =============   ========   =============   ========   ==========

Average weekly tuition rate.. $      144.69              $      138.47              $     6.22
Occupancy....................          61.2%                      62.9%                   (1.7)

     Revenues, net. Net revenues increased $7.5 million, or 4.0%, from the same period last year to $193.1 million in the third quarter of fiscal 2003. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by newly opened centers. The average weekly tuition rate increased $6.22, or 4.5%, to $144.69 in the third quarter of fiscal 2003 due primarily to tuition increases. Occupancy declined to 61.2% from 62.9% for the same period last year due to reduced full-time equivalent attendance within the population of older centers. Comparable center net revenues increased $3.2 million, or 1.8%. During the third quarter of fiscal 2003 and 2002, we opened and closed centers as follows:

                                             Twelve Weeks Ended
                                        ------------------------------
                                        March 7, 2003    March 8, 2002
                                        -------------    -------------
Number of centers at the beginning of
   the period..........................         1,266            1,257
Openings...............................             6                9
Closures...............................            (8)              (1)
                                        -------------    -------------
  Number of centers at the end of the
    period.............................         1,264            1,265
                                        =============    =============
 Total center licensed capacity at the
   end of the period...................       167,000          166,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $4.2 million, or 4.1%, from the same period last year to $105.9 million. Total salary, wage and benefit expense as a percentage of net revenues was 54.8% for both the third quarter of fiscal 2003 and 2002.

     Salary, wage and benefit expense directly associated with the centers was $98.0 million, an increase of $4.0 million from the same period last year. The increase was primarily due to costs from newly opened centers, overall higher wage rates and higher medical insurance costs. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues increased slightly to 50.8% from 50.7% for the same period last year due primarily to higher medical insurance costs and wage rates, partially offset by improved labor productivity. At the region and corporate level, salaries, wages and benefits as a percentage of net revenues decreased to 4.0%, compared to 4.1% in the same period last year.

     Depreciation and amortization. Depreciation and amortization expense remained flat in the third quarter of fiscal 2003 at $12.6 million. Although depreciation increased primarily as a result of newly opened centers, it was offset by the impact of the cessation of goodwill amortization of $0.5 million as a result of the adoption of SFAS No. 142. See "Note 2. Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets." For the twelve weeks ended March 7, 2003, depreciation included impairment charges of $0.4 million for two under-performing centers and certain undeveloped property that were determined to be impaired. Under-performing centers are those with estimated future cash flows, undiscounted and without interest, less than the carrying value of the asset. Impairment charges of $0.1 million were recorded in the twelve weeks ended March 8, 2002 for certain undeveloped properties.

     Rent. Rent expense increased $1.6 million from the same period last year to $12.8 million primarily due to our sale-leaseback program. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases were higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $4.4 million, or 11.4%, from the same period last year, to $42.8 million. Other operating expenses as a percentage of net revenues increased to 22.2% from 20.7% for the same period last year. The increase was due primarily to higher insurance costs.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses relating to region management and corporate administration.

     Operating income. Operating income was $19.0 million, a decrease of $2.6 million, or 12.1%, from the same period last year. Operating income decreased primarily due to increased insurance costs and higher rent expense due to our sale-leaseback program. These additional costs were partially offset by the impact from higher tuition rates. Operating income as a percentage of net revenues was 9.8% compared to 11.6% for the same period last year.

     Interest expense. Interest expense was $9.3 million compared to $10.0 million for the same period last year. The decrease was attributable to a decrease in the outstanding principal balance and lower interest rates on our revolving credit facility. The weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.6% and 7.2% for the third quarter of fiscal 2003 and fiscal 2002, respectively.

     Income tax expense. Income tax expense was $3.8 million, or 39.6% of pretax income, in the third quarter of fiscal 2003 and $4.5 million, or 38.4% of pretax income, in the second quarter of fiscal 2002. The increase in the effective tax rate was due to a change in our estimate of necessary tax expense, the relative impact of disallowed expenses at different levels of taxable income and the estimate of income tax credits available. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in a loss of $0.5 million and $0.1 million in the third quarter of fiscal 2003 and 2002, respectively. Discontinued operations represents the operating results for all periods presented of the centers closed during the twelve and forty weeks ended March 7, 2003.

     Discontinued operations included the following, with dollars in thousands:

                                             Twelve Weeks Ended
                                        ----------------------------
                                        March 7, 2003  March 8, 2002
                                        -------------  -------------
Revenues, net.......................... $         275  $       1,989
                                        -------------  -------------
Operating expenses:
  Salaries, wages and benefits.........           297          1,310
  Depreciation.........................           526             90
  Rent.................................            89            292
  Provision for doubtful accounts......            27             12
  Other................................           230            437
                                        -------------  -------------
     Total operating expenses..........         1,169          2,141
                                        -------------  -------------
    Operating loss.....................          (894)          (152)
 Interest expense......................            --             (1)
                                        -------------  -------------
  Discontinued operations before income
  tax..................................          (894)          (153)
 Income tax benefit....................           354             59
                                        -------------  -------------
  Discontinued operations, net of tax.. $        (540) $         (94)
                                        =============  =============

     Depreciation expense related to discontinued operations for the twelve weeks ended March 7, 2003 included impairment charges of $0.1 million.

     Net income. Net income was $5.3 million in the third quarter of fiscal 2003, a decrease of $1.9 million, or 25.9% from the same period last year. The decline was primarily due to higher insurance costs and rent expense, discussed above, offset in part by reduced interest costs. Basic and diluted net income per share were both $0.27 for the third quarter of fiscal 2003. For the third quarter of fiscal 2002, basic and diluted net income per share were $0.36 and $0.35, respectively.

Forty weeks ended March 7, 2003 compared to forty weeks ended March 8, 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                                                   Change
                            Forty Weeks    Percent     Forty Weeks    Percent      Amount
                                  Ended         of           Ended         of    Increase/
                          March 7, 2003   Revenues   March 8, 2002   Revenues   (Decrease)
                          -------------   --------   -------------   --------   ----------
Revenues, net............ $     644,992      100.0%  $     621,224      100.0%  $   23,768
                          -------------   --------   -------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
   Center expense........       335,502       52.0         323,163       52.0       12,339
   Region and corporate
      expense............        26,114        4.1          24,887        4.0        1,227
                          -------------   --------   -------------   --------   ----------
     Total salaries,
      wages and benefits.       361,616       56.1         348,050       56.0       13,566
  Depreciation and
    amortization.........        44,220        6.8          41,622        6.7        2,598
  Rent...................        40,261        6.2          37,201        6.0        3,060
  Other..................       150,145       23.3         141,795       22.8        8,350
                          -------------   --------   -------------   --------   ----------
   Total operating
     expenses............       596,242       92.4         568,668       91.5       27,574
                          -------------   --------   -------------   --------   ----------
     Operating income.... $      48,750        7.6%  $      52,556        8.5%  $   (3,806)
                          =============   ========   =============   ========   ==========

Average weekly tuition
  rate................... $      143.85              $      136.92              $     6.93
Occupancy................          62.5%                      65.0%                   (2.5)

     Revenues, net. Net revenues increased $23.8 million, or 3.8%, from the same period last year to $645.0 million in the forty weeks ended March 7, 2003. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by newly opened centers. The average weekly tuition rate increased $6.93, or 5.1%, to $143.85 in the forty weeks ended March 7, 2003, due primarily to tuition increases. Occupancy declined to 62.5% from 65.0% for the same period last year due to reduced full-time equivalent attendance within the population of older centers. Comparable center net revenues increased $7.6 million, or 1.2%. During the periods indicated, we opened and closed centers as follows:

                                             Forty Weeks Ended
                                        -----------------------------
                                        March 7, 2003   March 8, 2002
                                        -------------   -------------
Number of centers at the beginning of
   the period..........................         1,264           1,242
Openings...............................            24              31
Closures...............................           (24)            (8)
                                        -------------   -------------
  Number of centers at the end of the
    period.............................         1,264           1,265
                                        =============   =============
 Total center licensed capacity at the
  end of the period....................       167,000         166,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $13.6 million, or 3.9%, from the same period last year to $361.6 million. Total salary, wage and benefit expense as a percentage of net revenues was 56.1% and 56.0% for the forty week periods ended March 7, 2003 and March 8, 2002, respectively.

     Salary, wage and benefit expense directly associated with the centers was $335.5 million, an increase of $12.3 million from the same period last year. The increase was primarily due to costs from newly opened centers, overall higher wage rates and higher medical insurance cost. At the center level, salaries, wages and benefits expense as a percentage of net revenues remained flat at 52.0% for both periods.

     Depreciation and amortization. Depreciation and amortization expense increased $2.6 million from the same period last year to $44.2 million. Depreciation increased primarily due to newly opened centers and higher impairment charges. During the forty weeks ended March 7, 2003, 13 under-performing centers and certain undeveloped properties were determined to be impaired, which resulted in impairment charges of $1.1 million. Under-performing centers are those with estimated future cash flows, undiscounted and without interest charges, less than the carrying value of the asset. The impairment of 13 centers in the forty weeks ended March 7, 2003, was primarily the result of electing to exit the leases at these centers. In the forty weeks ended March 8, 2002, we recorded impairment charges of $0.4 million for certain undeveloped properties.

     Amortization of goodwill decreased $1.6 million as a result of the adoption of SFAS No. 142 in the first quarter of fiscal 2003. See "Note 2. Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets."

     Rent. Rent expense increased $3.1 million from the same period last year to $40.3 million primarily due to our sale-leaseback program. In addition, the rental rates experienced on new and renewed center leases were higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $8.4 million, or 5.9%, from the same period last year, to $150.1 million. Other operating expenses as a percentage of net revenues were 23.3% and 22.8% for the forty week periods ended March 7, 2003 and March 8, 2002, respectively. The increase was due primarily to higher insurance costs.

     Operating income. Operating income was $48.8 million, a decrease of $3.8 million, or 7.2%, from the same period last year. Operating income decreased primarily due to higher insurance costs, rent and depreciation expense. Operating income as a percentage of net revenues was 7.6% compared to 8.5% for the same period last year.

     Interest expense. Interest expense was $31.8 million compared to $34.4 million for the same period last year. The decrease was substantially attributable to lower interest rates and a decrease in the principal balance on our revolving credit facility. The weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.8% for both of the forty weeks ended March 7, 2003 and March 8, 2002.

     Income tax expense. Income tax expense was $6.8 million, or 39.6% of pretax income, in the forty weeks ended March 7, 2003 and $7.3 million, or 39.3% of pretax income, in the forty weeks ended March 8, 2002. The increase in the effective tax rate was due to a change in our estimate of necessary tax expense, the relative impact of disallowed expenses at different levels of taxable income and the estimate of income tax credits available. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in a loss of $0.3 million and $0.4 million in the forty weeks ended March 7, 2003 and March 8, 2002, respectively. Discontinued operations represents the operating results for all periods presented of the 24 centers closed during the forty weeks ended March 7, 2003.

     Discontinued operations included the following, with dollars in thousands:

                                             Forty Weeks Ended
                                        -----------------------------
                                        March 7, 2003   March 8, 2002
                                        -------------   -------------
Revenues, net.......................... $       3,115   $       6,974
                                        -------------   -------------
Operating expenses:
  Salaries, wages and benefits.........         2,236           4,577
  Depreciation.........................           768             431
  Rent.................................           576             970
  Provision for doubtful accounts......           134              58
  Other................................           (73)          1,657
                                        -------------   -------------
     Total operating expenses..........         3,641           7,693
                                        -------------   -------------
    Operating loss.....................          (526)           (719)
 Interest expense......................            (1)             (2)
                                        -------------   -------------
  Discontinued operations before income          (527)           (721)
  tax..................................
 Income tax benefit....................           209             284
                                        -------------   -------------
  Discontinued operations, net of tax.. $        (318) $         (437)
                                        =============   =============

     Depreciation expense, related to discontinued operations, included impairment charges of $0.2 million and other operating expense, related to discontinued operations, included gains on closed center sales of $1.2 million in the forty weeks ended March 7, 2003.

     Net income. Net income was $10.1 million in the forty weeks ended March 7, 2003, a decrease of $0.8 million, or 7.2%, from the same period last year. The decline was due to decreased operating income as a result of higher insurance costs, rent and depreciation expense offset in part by lower interest costs. Basic and diluted net income per share were both $0.51 for the forty weeks ended March 7, 2003. For the forty weeks ended March 8, 2002, basic and diluted net income per share were $0.55 and $0.54, respectively.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flow generated from operations, proceeds received from our sale-leaseback program and borrowings under a $300.0 million revolving credit facility. At March 7, 2003, we had drawn $135.0 million under the revolving credit facility, had committed to outstanding letters of credit totaling $33.4 million and had funded $97.9 million under the synthetic lease facility discussed below. Our availability under the revolving credit facility at March 7, 2003 was $98.8 million. The revolving credit facility is scheduled to terminate on February 13, 2004.

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period, which may be extended, subject to the consent of the lessors. A total of 44 centers were constructed for $97.9 million. The related leases are classified as operating leases for financial reporting purposes. We currently do not consolidate the assets or liabilities relating to the synthetic lease in our consolidated financial statements. In January 2003, the FASB issued FIN 46, see "Note 2. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements." We expect to have to consolidate the assets and liabilities of the synthetic lease facility during the second quarter of our fiscal year 2004.

     The synthetic lease facility closed to draws on February 13, 2001 and, at March 7, 2003, $97.9 million had been funded through the facility. We have the option to purchase the centers for $97.9 million at the end of the lease term, which is February 13, 2004. We are required to notify the lessors by May 14, 2003, as to whether or not we will be exercising our option to purchase the centers at the end of the lease term. If we do not elect to exercise our purchase option, then we are required to market the leased centers for sale to third parties. In addition, we would pay the lessors a guaranteed residual amount of up to $82.2 million. The guaranteed residual amount that we may have to pay would be reduced to the extent the net sales proceeds from the centers exceed $15.7 million. Any such payment of the guaranteed residual amount to the lessors would be recognized as rental expense when and if payment becomes probable.

     The synthetic lease facility includes covenants and restrictions that are substantially identical to those in our credit facility. We were in compliance with these covenants at March 7, 2003. In the event of certain defaults under the terms of the synthetic lease facility, all amounts under the synthetic lease facility, including the full property cost of the leased centers, may become immediately due and payable.

     We are pursuing new senior secured credit facilities to replace our $300.0 million revolving credit facility and our synthetic lease facility, which terminate on February 13, 2004 and our term loan facility, which terminates on February 13, 2006. We may use a portion of the proceeds from the refinancing to redeem a portion of our outstanding senior subordinated notes.

     Our consolidated net cash provided by operating activities for the forty weeks ended March 7, 2003 was $48.5 million compared to $47.6 million in the same period last year. The increase in net cash flow was due to the change in working capital. Cash and cash equivalents totaled $13.6 million at March 7, 2003, compared to $8.6 million at May 31, 2002.

                                Twelve Weeks Ended        Forty Weeks Ended
                              -----------------------   -----------------------
                                March 7,    March 8,     March 7,    March 8,
                                  2003        2002         2003         2002
                              -----------  ----------   ----------  -----------
Net income................... $     5,298  $    7,148   $   10,055  $    10,831
Interest expense, net........       9,303       9,824       31,576       33,978
Income tax expense...........       3,828       4,523        6,801        7,310
Depreciation and amortization      12,615      12,640       44,220       41,622
Discontinued operations:
  Interest expense...........          --           1            1            2
  Income tax benefit.........        (354)        (59)        (209)        (284)
  Depreciation...............         526          90          768          431
                              -----------  ----------   ----------  -----------
   EBITDA.................... $    31,216  $   34,167   $   93,212  $    93,890
                              ===========  ==========   ==========  ===========
  EBITDA - percentage of net
    revenues.................        16.2%       18.4%        14.5%        15.1%

     EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA was calculated as follows, with dollars in thousands:

     EBITDA reflects a non-GAAP financial measure of our liquidity. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flow that excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). A reconciliation of EBITDA, a non-GAAP financial measure of our liquidity, to cash provided by operating activities was as follows for the periods indicated, with dollars in thousands:

                             Third Quarter Ended            Forty Weeks Ended
                         ----------------------------  ----------------------------
                            March 7,       March 8,       March 7,       March 8,
                              2003           2002           2003           2002
                         -------------  -------------  -------------  -------------
Net cash provided by
  operating activities.. $      12,594  $      22,625  $      48,461  $      47,560
Income tax expense......         3,828          4,523          6,801          7,310
Deferred income taxes...           (54)          (139)        (5,624)          (188)
Interest expense, net...         9,303          9,824         31,576         33,978
Effect of discontinued
  operations on
  interest and taxes....          (354)           (58)          (208)          (282)
Change in operating
  assets and liabilities         5,736         (2,739)        12,188          5,608
Other non-cash items....           163            131             18            (96)
                         -------------  -------------  -------------  -------------
  EBITDA................ $      31,216  $      34,167  $      93,212  $      93,890
                         =============  =============  =============  =============

     EBITDA was $31.2 million for the twelve weeks ended March 7, 2003, a decrease of $3.0 million from the same period last year. For the forty weeks ended March 7, 2003 EBITDA decreased $0.7 million to $93.2 million from the same period last year. The decreases in both periods were primarily due to higher insurance costs and rent expense, offset in part by higher tuition rates and control over center labor productivity.

     We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. We have provided EBITDA in previous filings and continue to provide this measure for comparability between periods. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations.

     During the fourth quarter of fiscal year 2002, we began marketing efforts to sell centers to individual real estate investors and then lease them back. The Board of Directors has authorized sales of up to $150.0 million, which we expect will represent 60 to 70 centers. The resulting leases are expected to be classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. At March 7, 2003, we had completed sales totaling $76.9 million, which represented 35 centers. These sales have resulted in deferred gains in the amount of $25.5 million, of which $22.3 million was recorded in fiscal 2003. These deferred gains are being amortized over 15 years. Subsequent to March 7, 2003, we closed $6.0 million in sales and are currently in the process of negotiating another $53.1 million of sales. We expect our sale-leaseback efforts to continue into fiscal year 2004, assuming the investment market for such transactions remains favorable.

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

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under the revolving credit facility will adequately provide for our working capital and debt service needs and will be sufficient to fund our expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to us on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, in management's opinion, our operations and cash flow would be adversely impacted.

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

Capital Expenditures

     During the forty weeks ended March 7, 2003 and March 8, 2002, we opened 24 and 31 new centers, respectively. We expect to open 28 new centers in fiscal 2003 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

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

     Our new centers typically have a licensed capacity of 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than our older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDA by the end of the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new centers achieve anticipated levels of occupancy.

     Capital expenditures included the following, with dollars in thousands:

                                         Forty Weeks Ended
                                   -----------------------------
                                   March 7, 2003   March 8, 2002
                                   -------------   -------------
New center development...........  $      44,274   $      52,578
Renovation of existing facilities         14,648          15,120
Equipment purchases..............          9,516           6,050
Information systems purchases....          1,293           2,442
                                   -------------   -------------
                                   $      69,731   $      76,190
                                   =============   =============

     Capital expenditure limits under our credit facilities for fiscal year 2003 are $190.0 million. The capital expenditure limit may be increased by carryover of a portion of unused amounts from previous periods and is subject to exceptions. Also, we have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and the credit facilities. Covenants under the new credit facility we are pursuing may be more restrictive than our current limitations, see "Note
5. Refinancing."

Application of Critical Accounting Policies

     Critical Accounting Estimates. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

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

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical experience, specific customer issues, governmental funding levels and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Please refer to "Initial Adoption of Accounting Policies" below.

     Impairment charges were as follows, with dollars in thousands:

                                Twelve Weeks Ended        Forty Weeks Ended
                              -----------------------   -----------------------
                                March 7,    March 8,     March 7,    March 8,
                                  2003        2002         2003         2002
                              -----------  ----------   ----------  -----------
Impairment charges included
  in depreciation expense.... $       352  $       81   $    1,101  $       357
Impairment charges included
  in depreciation expense in
  discontinued operations....          72          --          178           --
                              -----------  ----------   ----------  -----------
   Total impairment charges.. $       424  $       81   $    1,279  $       357
                              ===========  ==========   ==========  ===========

     During the first quarter of fiscal 2003, we adopted SFAS No. 142, which addresses the evaluation of goodwill and other indefinite-lived intangibles for impairment. Please refer to "Initial Adoption of Accounting Policies" below.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred, but not yet reported or paid, based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $39.7 million and $35.5 million at March 7, 2003 and May 31, 2002, respectively. Insurance expense for our self-insurance programs was $10.7 million and $6.9 million for the twelve weeks ended March 7, 2003 and March 8, 2002, respectively, and $33.8 million and $23.7 million for the forty weeks ended March 7, 2003 and March 8, 2002, respectively. Rising costs for medical care and stop loss coverage have resulted in significant increases in workers' compensation and medical insurance. Our internal estimates are reviewed annually by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

     Income taxes. Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance for the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would be required to record the impact of the change. This could have a material effect on our financial position or results of operations.

     Initial Adoption of Accounting Policies. During the forty weeks ended March 7, 2003, we adopted the following new accounting pronouncements. Please also refer to "Note 2. Summary of Significant Accounting Policies, Goodwill and Other Intangibles and Discontinued Operations" to the unaudited consolidated financial statements.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Therefore, we ceased amortization of goodwill at June 1, 2002. Goodwill amortization was $0.5 million and $1.6 million, pretax, during the twelve and forty week periods ended March 8, 2002, respectively. These assets must now be tested at least annually for impairment and written down to their fair market values, if necessary. As of June 1, 2002, we had $42.6 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal 2003, as required by SFAS No. 142. Although quoted market prices are the best evidence in determining fair value, we used the value of our stock, as determined by the Board of Directors, as it was a more practical measure to perform the transitional impairment test. The fair value of the reporting unit related to the recorded goodwill, as of June 1, 2002, exceeded the carrying value at the same date, hence there was no evidence of impairment. We will perform our annual impairment test in the fourth quarter of fiscal 2003.

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

     Under the requirements of SFAS No. 144, we revised our procedure with respect to assessing property and equipment to estimate future cash flows over the remaining useful life of the principal asset, which, in most cases, is a longer time period than the 10-year estimate used previously. Therefore, the adoption of SFAS No. 144 may materially impact our assessment of impairment in the future. During the forty weeks ended March 7, 2003, we committed to exit leases at 13 under-performing centers, resulting in impairment charges. Refer to "Critical Accounting Estimates" above.

     We have determined that the 24 centers closed during the forty weeks ended March 7, 2003, which included five owned and 19 leased centers, meet the criteria of discontinued operations. Therefore, the operating results for these 24 centers were classified as discontinued operations, net of tax, in the unaudited consolidated statements of operations for all periods presented. Discontinued operations were as follows, with dollars in thousands:

                                Twelve Weeks Ended        Forty Weeks Ended
                              -----------------------   -----------------------
                                March 7,    March 8,      March 7,    March 8,
                                  2003        2002         2003         2002
                              -----------  ----------   ----------  -----------
Revenues, net................ $       275  $    1,989   $    3,115  $     6,974
Operating expenses...........       1,169       2,141        3,641        7,693
                              -----------  ----------   ----------  -----------
  Operating loss.............        (894)       (152)        (526)        (719)
Interest expense.............          --          (1)          (1)          (2)
                              -----------  ----------   ----------  -----------
  Discontinued operations            (894)       (153)        (527)        (721)
    before income tax........
Income tax benefit...........         354          59          209          284
                              -----------  ----------   ----------  -----------
  Discontinued operations,
  net of tax................. $      (540) $      (94)  $     (318) $      (437)
                              ===========  ==========   ==========  ===========

     We believe that most of our future center closures will now be categorized as discontinued operations. The owned centers that meet the criteria of held for sale have been classified as current in the unaudited consolidated balance sheets for all periods presented. As a result, property and equipment of $0.7 million and $1.8 million was classified as current assets held for sale at March 7, 2003 and May 31, 2002, respectively.

     In the second quarter of fiscal 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 was effective for disposal activities initiated after December 31, 2002. This adoption did not have a material impact on our financial position or results of operations.

     FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others, requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. See "Note 4. Commitments and Contingencies" for a discussion of the guarantee under our synthetic lease facility. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision is applicable to guarantees issued or modified after December 31, 2002.

Recently Issued Accounting Pronouncements

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, with early application encouraged. We will provide the required disclosures commencing with our Annual Report on Form 10-K for the fiscal year ending May 30, 2003. We do not anticipate an impact to our financial position or results of operations.

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

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.1% of net revenues for the forty weeks ended March 7, 2003. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

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

     o    our inability to integrate acquisitions;

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

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $290.0 million at March 7, 2003. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $5.7 million at March 7, 2003. However, we have cash flow exposure on our revolving credit facility, our term loan facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing aggregating $190.5 million at March 7, 2003. Accordingly, a 1% (100 basis points) change in the LIBOR rate and the adjusted base rate would have resulted in interest expense changing by approximately $0.5 million and $0.6 million in the twelve weeks ended March 7, 2003 and March 8, 2002, respectively. Assuming the same 1% change in the forty weeks ended March 7, 2003 and March 8, 2002, interest expense would have changed by $1.6 million and $1.9 million, respectively.

     We have cash flow exposure on our synthetic lease facility subject to variable LIBOR pricing. We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the synthetic lease LIBOR rate and the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.4 million in both of the twelve week periods ended March 7, 2003 and March 8, 2002. Assuming the same 1% change in the forty weeks ended March 7, 2003 and March 8, 2002, interest expense would have changed by $1.2 million in both periods.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations or cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting, pursuant to Securities Exchange Act Rule 13a-14.

     The purpose of disclosure controls is to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with GAAP.

     Our management, including the CEO and CFO, does not expect that our disclosure controls and internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

     Based on their evaluation, our CEO and CFO concluded that both our disclosure controls and procedures and internal controls and procedures for financial reporting are effective in timely alerting them to material information required to be included in our periodic filings and that our internal controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 6, 2002, at our annual meeting of stockholders, the following persons were reelected directors of KinderCare: David J. Johnson, Chairman, Henry R. Kravis, George R. Roberts, Michael W. Michelson, Scott C. Nuttall and Richard J. Goldstein.

     Proxies representing 15,854,480, or 80.6%, of eligible voting shares voted in favor of each of the nominees. There were no votes cast against the nominees and no abstentions.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

     99.1 Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filing.

(b) Reports on Form 8-K: Filed April 21, 2003 for earnings released on April 21, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2003.

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

     Dated:  April 21, 2003



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

     Dated: April 21, 2003


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