Form 10-K
period 2003-05-30
KINDERCARE LEARNING CENTERS INC /DE
filed 2003-08-28
CIK 832812

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

                     For the fiscal year ended May 30, 2003

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are "affiliates") at December 13, 2002 (the last business day of the most recently completed second fiscal quarter) was $9,520,017, based on the market price at the close of business on December 13, 2002, as quoted on the OTC Bulletin Board.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 22, 2003 was 19,696,797.

                       Documents Incorporated by Reference

     Selected portions of the registrant's 2003 proxy statement for its 2003 Annual Meeting of Shareholders, to be filed within 120 days of May 30, 2003, are incorporated by reference into Part III of this Form 10-K to the extent identified herein.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.........................................................................1

        Item 1.    Business....................................................1
        Item 2.    Properties.................................................15
        Item 3.    Legal Proceedings..........................................17
        Item 4.    Submission of Matters to a Vote of Security Holders........17
        Item 4(a). Executive Officers of the Registrant.......................17

Part II.......................................................................19

        Item 5.    Market for the Registrant's Common Equity and
                   Related Stockholder Matters................................19
        Item 6.    Selected Historical Consolidated Financial and
                   Other Data.................................................22
        Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................25
        Item 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk................................................40
        Item 8.    Financial Statements and Supplementary Data................42
        Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................67
        Item 9A.   Disclosure Controls and Procedures.........................67

Part III......................................................................68

        Item 10.   Directors and Executive Officers of the Registrant.........68
        Item 11.   Executive Compensation.....................................68
        Item 12.   Security Ownership of Certain Beneficial Owners and
                   Related Stockholder Matters................................68
        Item 13.   Certain Relationships and Related Transactions.............68
        Item 14.   Principal Accounting Fees and Services.....................68

Part IV.......................................................................69

        Item 15.   Exhibits and Financial Statement Schedules and
                   Reports on Form 8-K........................................69

Signatures....................................................................72

                                     PART I

                                ITEM 1. BUSINESS

Forward-Looking Statements

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; our projected cash flow; and our marketing efforts to sell and lease back centers. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions, we are making forward-looking statements.

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

     o federal and state regulations regarding changes in child care assistance programs, welfare reform, transportation safety, minimum wages and licensing standards;

     o    the loss of government funding for child care assistance programs;

     o    our inability to successfully execute our growth strategy;

     o    the availability of financing or additional capital;

     o difficulty in meeting or the inability to meet our obligations to repay our indebtedness;

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

Overview

     KinderCare is the largest for-profit provider of early childhood education and care in the United States in terms of the number of centers and licensed capacity. At August 22, 2003, we served approximately 116,000 children and their families at 1,259 child care centers. At our child care centers, we provide educational services to infants and children up to twelve years of age. However, the majority of the children are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at August 22, 2003.

     We operate child care centers under two brands as follows:

     o KinderCare - At August 22, 2003, we operated 1,189 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers at August 22, 2003, which are located primarily in the northeast region of the United States and southern California. In addition, we had seven service contracts to operate before- and after-school programs.

     Within each brand, we operate two types of centers: community centers and employer-sponsored centers. The vast majority are community centers. Our employer-sponsored centers partner with companies to provide on-site or near-site education and child care for the families of their employees.

     We offer a reading and literacy program, for a fee, in selected centers. This program enhances the educational services offered to children four years and older attending our centers. During fiscal year 2003, 960 of our centers offered this reading and literacy program. In fiscal year 2004, we expect to begin offering the Spanish version of a language enrichment program, also on a supplemental fee basis.

     Our centers are open year round. The hours vary by location, although Monday through Friday from 6:30 a.m. to 6:00 p.m. is typical. Children are usually enrolled on a weekly basis for either full- or half-day sessions. Hourly enrollment is permitted where capacity allows. Tuition rates vary for children of different ages and by location. See "Tuition."

     Center-based child care continues to be our primary business. However, we also own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., is based in Bloomsburg, Pennsylvania and operates two business units as follows:

     o Keystone National High School, an accredited high school distance learning program, which provides courses delivered in either online or correspondence formats, and

     o Learning and Evaluation Center, which provides subject extension or make-up and extra credit courses to high school students.

     KC Distance Learning sells and/or delivers its high school curriculum over the kcdistancelearning.com, keystonehighschool.com and creditmakeup.com websites. The information on our websites is not incorporated by reference in this report.

     We hold minority investments in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program, and Chancellor Beacon Academies, Inc., a charter school management company.

     We are a Delaware corporation organized on November 14, 1986. Our principal executive offices are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232. Our telephone number is (503) 872-1300. Our website addresses include kindercare.com, kindercareatwork.com, mulberrychildcare.com, kcdistancelearning.com, keystonehighschool.com and creditmakeup.com. This report will be available on our website, kindercare.com, as soon as practicable after filing with the Securities and Exchange Commission. The information on our websites is not incorporated by reference in this report.

Business Strategy

     We are pursuing a business strategy containing the following key elements:

     Provide High Quality Educational Programs. We have developed high quality proprietary curricula of age-specific learning programs based on the latest educational research. All of our educational programs are designed to respond to the needs of the children and parents we serve and to prepare children for success in school and in life. We provide curriculum-specific training for our staff to enable effective delivery of our programs. Periodically, we revise our educational programs to take advantage of the latest developments in early childhood education.

     Operate Accredited Centers. Although not mandated by any regulatory authority, we pursue accreditation of our centers by the National Association for the Education of Young Children, referred to as NAEYC. NAEYC is a national organization that has established comprehensive criteria for providing quality early childhood education and care. The accreditation process strengthens the quality of the centers by motivating the teaching staff and enhancing their understanding of developmentally appropriate early childhood practices. At August 22, 2003, we had 485 accredited centers and approximately 300 centers actively pursuing accreditation.

     Increase Existing Center Revenue. We have ongoing initiatives to increase center revenue by:

     o    Sharing best practices

     o    Providing incentives for center directors

     o    Using targeted marketing

     o    Recruiting, retaining and training qualified staff

     o    Maintaining competitive tuition pricing

     We have supported these initiatives by: (i) requiring management to visit centers and providing an automated way to collect best practices and assess quality; (ii) focusing our bonus program to reward center directors for enrollment growth, in addition to overall operating profit performance; (iii) driving local marketing efforts including direct mail solicitation, telephone directory and internet yellow pages and customer referrals; (iv) focusing on recruiting and retaining high quality center personnel; and (v) implementing market specific rate increases in centers where the quality of our services, demand and other market conditions support such increases. See "Tuition."

     Improve Operational Efficiencies. Strong overhead controls are expected to help us to contain costs. We focus on center-level economics, which makes each center director accountable for center expenditures. For example, we developed a labor tool to assist center directors in managing labor hours relative to attendance levels at their centers. We believe this focus has a positive effect on cost control at the centers.

     Pursue Strategic Partnerships. Our market position makes us an attractive strategic partner for companies with compatible products and services, and our large, nationwide customer base gives us a valuable distribution network for such products and services. Our market position also gives us the ability to spread the costs of programs and services over a large number of centers. We believe that strategic partnerships strengthen our reputation as a child care provider and enrich the experiences of children enrolled at our centers.

     In some markets, we face competition from the public school sector with respect to preschool and before- and after-school programs. We would like to partner with the public schools to provide these services or enhancement programs through management and/or licensing agreements.

     Continue to Open and Acquire Centers. We plan to expand by opening 25 to 30 new centers per year. We target locations where we believe the market for center-based child care will support tuition rates higher than the current average rates. There continues to be opportunities to locate centers in many attractive markets across the United States. Also, we believe that many of our competitors have recently reduced or eliminated spending on new development.

     The following is a summary of our center opening activity over the past five years:

                                                      Fiscal Year Ended
                                         -------------------------------------------
                                          May 30,  May 31,  June 1,  June 2,  May 28,
                                            2003     2002     2001     2000     1999
                                         -------  -------  -------  -------  -------
     Number of centers,
       beginning of fiscal year........    1,264    1,242    1,169    1,160    1,147
                                         -------  -------  -------  -------  -------
     Openings..........................       28       35       44       35       39
     Acquisitions......................       --       --       75       13       --
     Centers closed or sold............      (28)     (13)     (46)     (39)     (26)
                                         -------  -------  -------  -------  -------
     Net centers
       additions/(closings)............       --       22       73        9       13
                                         -------  -------  -------  -------  -------
     Number of centers, end of
       fiscal year.....................    1,264    1,264    1,242    1,169    1,160
                                         =======  =======  =======  =======  =======

     We have opened five new centers from the end of fiscal year 2003 to August 22, 2003.

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

     We also plan to continue making selective acquisitions of existing high-quality centers. Our strong market position enhances the opportunities to capitalize on consolidation of the highly fragmented child care segment of the education industry.

     Manage Asset Portfolio. At August 22, 2003, we owned 769, or 61.1%, of our 1,259 centers. Those centers have an approximate net book value of $608.9 million, which includes land, building and equipment costs. In July 2003 we completed a refinancing of a portion of our debt that included a $300.0 million mortgage loan secured by first mortgages or deeds of trust on 475 of our owned centers. We also mortgaged another 119 of our owned centers as collateral for our new revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources." These 594 centers are included in our 769 owned centers and have an approximate net book value of $397.5 million.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We continue to manage the operations of any centers sold in such transactions. During fiscal year 2003, we had completed sales totaling $88.8 million and another $12.6 million from the end of fiscal year 2003 to August 22, 2003. We are currently in the process of negotiating another $42.9 million of sales. We believe this has been an effective way to monetize our real estate assets and reduce leverage. We expect this effort to continue, assuming the market for such transactions remains favorable.

     We also routinely analyze the profitability of our existing centers. If a center continues to under perform, exit strategies are employed in an attempt to minimize the resulting financial liability. An effort is made to time center closures to minimize the negative impact on affected families.

     Pursue Strategic Acquisitions. We plan to continue to evaluate acquisition opportunities of companies in the education industry that offer educational content and services to children, teenagers and adults. These opportunities would complement our center based educational and distance learning services.

Educational Programs

     We have developed a series of educational programs, including five separate proprietary age-specific curricula. Our educational programs recognize the importance of using high quality, research-based curriculum materials designed to create a rich and nurturing learning environment for children. The programs are revised on a rotating basis to take advantage of the latest research in child development.

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

     Preschool Curricula. We have two preschool programs designed for children three to five years of age. Both programs use research-based goals and objectives as their framework to provide a high quality learning experience for children. We also offer a reading and literacy program as a program enhancement. This program is available, for a fee, in selected centers. In fiscal 2004, we expect to begin offering the Spanish version of a language enrichment program, on the same supplemental fee basis.

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

     School-Age Curriculum. Our KC Imagination Highway(R) program is a project-based curriculum designed for children ages six to twelve. The program includes a number of challenging activities and projects designed to stimulate the imagination of elementary school-age children through researching, designing, building, decorating and presenting. This program meets the needs of parents looking for content rich after-school experiences that keep school-age children interested and involved.

     Summer Curriculum. We offer a summer program called Summer ExplorationsSM to elementary school-agers. This program is a fun-filled, academic-based curriculum of 10 weekly themes selected from the following 15 topics:

    o  Abracadabra           o  Cartooning              o  Rap, Rhythm & Rock
    o  Act It Out            o  Crazy Creations         o  Science Mania
    o  American Pride        o  Foodle For Your Noodle  o  Tournament of Games
    o  At Head of the Class  o  Mega Machines           o  Up, Up, & Away
    o  Can You Dig It        o  Outer Space             o  Wild, Wild Wilderness

     Accreditation. We continue to stress the importance of offering high quality programs and services to children and families. At August 22, 2003, we had 485 centers accredited by NAEYC. See "Business Strategy, Operate Accredited Centers."

Tuition

     We determine tuition charges based upon a number of factors, including the age of the child, full- or part-time attendance, location and competition. Tuition is generally collected on a weekly basis, in advance. Tuition rates are typically adjusted company-wide each year to coincide with the back-to-school period. However, we may adjust individual center rates at any time based on competitive position, occupancy levels and consumer demand. Our focus on center-level economics has enabled us to better implement market specific increases in rates without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. Our weighted average weekly tuition rate was as follows:

        o   Twelve weeks ended August 22, 2003         $151.63

        o   Fiscal year 2003                           $144.45

        o   Fiscal year 2002                           $137.72

        o   Fiscal year 2001                           $129.34

     See "Item 6. Selected Historical Consolidated Financial and Other Data, Note (g)" for a description of average weekly tuition rate.

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

     Our local marketing programs include periodic extended evening hours and a five o'clock snack that is provided to the children as they are picked up by their parents. We also sponsor a referral program under which parents receive tuition credits for every new customer referral that leads to a new enrollment. We hold parent orientation meetings in the fall at which center directors and staff explain our educational programs, as well as policies and procedures. We also periodically hold open house events and have established parent forums to involve parents in center activities and events. We offer these programs and events in an effort to retain current customers.

     Our new center pre-opening marketing effort includes direct mail and newspaper support, as well as local public relations support. Every new center hosts a grand opening, an open house and provides individualized center tours where parents and children can talk with staff, visit classrooms and play with educational toys and computers.

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

     At August 22, 2003, we operated 44 on-site/near-site employer-sponsored early childhood education and care centers for 40 different employers, including Universal Orlando Resort, Saturn Corporation, LEGO Systems, Inc., Oregon State University and several other businesses, universities and hospitals. Of the 44 employer-sponsored centers, 39 were owned or leased by us and five were operated under management contracts.

     We also offer back-up child care, a program that utilizes our existing centers to provide back-up child care services to the employees of subscribed employers. Current clients include Universal Orlando Resort, Prudential Financial, US Cellular and KPMG.

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

     We opened 28 new centers during fiscal year 2003 and five more through August 22, 2003. These new centers have an average licensed capacity of 176. When mature, these larger centers are designed to generate higher revenues, operating income and margins than the older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDA during the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     Our real estate and development staff work closely with our operations, purchasing, human resources and marketing personnel to streamline the new center opening process. We believe this results in a more efficient transition of new centers from the construction phase to field operation.

Real Estate Asset Management Program

     At August 22, 2003, we owned 769, or 61.1%, of our 1,259 centers. Those centers have an approximate net book value of $608.9 million, which includes land, building and equipment costs. In July 2003, we completed a refinancing of a portion of our debt that included a $300.0 million mortgage loan secured by first mortgages or deeds of trust on 475 of our owned centers. We also mortgaged another 119 of our owned centers as collateral for our new revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources." These 594 centers are included in our 769 owned centers and have an approximate net book value of $397.5 million.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We continue to manage the operations of any centers that are sold in such transactions. During fiscal year 2003, we completed sales totaling $88.8 million, which represented 41 centers. From the end of fiscal year 2003 through August 22, 2003, we completed another $12.6 million of sales. We are currently in the process of negotiating another $42.9 million of sales. It is possible that we will be unable to complete these transactions. We expect this effort to continue, assuming the market for such transactions remains favorable.

     During fiscal years 2001 and 2000, we used a synthetic lease facility to construct 44 centers. The related leases are classified as operating leases for financial reporting purposes. The synthetic lease facility was terminated in July 2003 as part of our debt refinancing. The 44 centers are now owned by us and will be reflected in the fiscal year 2004 financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources."

     We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, our asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives. If a center continues to underperform, exit strategies are employed in an attempt to minimize our financial liability. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 2003, we closed 28 centers. From the end of fiscal year 2003 to August 22, 2003, 10 additional centers were closed.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of ten surplus properties in fiscal year 2003. From the end of fiscal year 2003 to August 22, 2003, three surplus properties were sold. We were in the process of marketing an additional seven surplus properties at August 22, 2003.

Employees

     At August 22, 2003, we employed approximately 25,000 people. Of these employees, over 24,000 were employed in our centers. Center employees include the following:

     o    center directors,

     o    assistant directors,

     o    regular full- and part-time teachers,

     o    temporary and substitute teachers

     o    teachers' aides, and

     o    non-teaching staff, including cooks and van drivers.

     There are approximately 360 employees in the corporate headquarters and 150 field management and support personnel. Approximately 7.1% of our 25,000 employees, including all management and supervisory personnel, are salaried. All other employees are paid on an hourly basis. We do not have an agreement with any labor union and we believe that we have good relations with our employees.

Human Resources

     Regional and Center Personnel. Our centers are organized into six geographic regions, each headed by a region vice president. The region vice presidents are supported by 81 area manager positions for KinderCare and nine region director positions for Mulberry.

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

Communication and Information Systems

     We have a fully automated information, communication and financial reporting system for our centers. This system uses personal computers and links every center and regional office to the corporate headquarters. The system is designed to provide timely information on items such as net revenues, enrollments, attendance, expenses, payroll and staff hours.

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

Competition in the Child Care Segment of the Education Industry

     The child care sector is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Competition consists principally of the following:

     o    other for-profit, center-based child care providers;

     o preschool, kindergarten and before- and after-school programs provided by public and private schools;

     o    child care franchising organizations;

     o local nursery schools and child care centers, including church-affiliated and other non-profit centers;

     o    providers of child care services that operate out of homes; and

     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child

     Competition includes other large, national, for-profit companies providing child education and care services, many of which offer these services at a lower price than we do. These other for-profit providers continue to expand in many of the same markets where we currently operate or plan to operate. We compete by offering (i) high quality education and recreational programs, (ii) contemporary, well-equipped facilities, (iii) trained teachers and supervisory personnel and (iv) a range of services, including infant and toddler care, drop-in service and the transportation of older children enrolled in our before- and after-school program between the centers and schools.

     In some markets, we also face competition with respect to preschool services and before- and after-school programs from public schools that offer such services at little or no cost to parents. In many instances, public schools hire third party operators to manage these programs, and we are currently evaluating opportunities in this area. The number of school districts offering these services is growing and it is expected that this form of competition will increase in the future.

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

Insurance

     Our insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employment practices liability. These policies provide for a variety of coverages, which are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost. Claims in excess of, or not included within, our coverage may be asserted. The effects of these claims could have an adverse effect on us. At August 22, 2003, approximately $34.0 million of letters of credit were outstanding to secure obligations under retrospective and self-insurance programs.

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

     Child Care Tax Incentives. Tax incentives for child care programs can potentially benefit us. Section 21 of the Internal Revenue Code of 1986, referred to as the Code, provides a federal income tax credit ranging from 20% to 35% of specified child care expenses with maximum eligible expenses of $3,000 for one child and $6,000 for two or more children. The fees paid to us by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

     Code Section 45F provides incentives to employers to offset costs related to employer-provided child care facilities. Costs related to (a) acquiring or constructing property used as a qualified child care center, (b) operating an existing child care center, or (c) contracting with an independent child care operator to care for the children of the taxpayer's employees will qualify for the credit. The credit amount is 25% of the qualified costs. An additional credit of 10% of qualified expenses for child care resource and referral services has also been enacted. The maximum credit available for any taxpayer is $150,000 per tax year.

     Many states offer tax credits in addition to the federal credits discussed above. Credit programs vary by state and may apply to both the individual taxpayer and the employer.

     Child Care Assistance Programs. During the twelve weeks ended August 22, 2003 and for fiscal year 2003, approximately 21.8% and 22.0%, respectively, of our net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform and the reauthorization of the Block Grant, there is no assurance that we will benefit from any such additional funding.

     There can be no assurance that federal or state child care assistance programs will continue to be funded at current levels. Many states have recently experienced fiscal problems and have reduced or may in the future reduce spending on social services. A termination or reduction of child care assistance programs could have a material adverse effect on our business.

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

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration, referred to as NHTSA, issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by us for use in transporting children between schools and our centers and, in effect, required us to commence a scheduled replacement of our remaining fleet of vans with school buses. NHTSA's interpretation and potential related changes in state and federal transportation regulations have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses. At August 22, 2003, we had 1,173 school buses out of a total of 2,389 vehicles used to transport children.

Trademarks and Service Marks

     We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, our schoolhouse logo and a number of other names, slogans and designs, including:

     o   Feed Me Fun(R)                     o   Lakemont Academy(TM)
     o   I Think. I Can.(TM)                o   Let's Move, Let's Play(R)
     o   KC Imagination Highway(R)          o   Mulberry Child Care Centers,
     o   Keystone National High School(TM)        Inc.(R)
     o   Kid's Choice(TM)                   o   Mulberry Child Care and
     o   Kindergarten at KinderCare...            Preschool(R)
           Journey to Discovery(R)          o   My Window On The World(R)
     o   KinderCare At Work(R)              o   Razzmatazz(R)
     o   KinderCare Connections(TM)         o   Summer ExplorationsSM
     o   Kindustry(TM)                      o   Welcome To Learning(R)
                                            o   Your Child's First Classroom(R)

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

                               ITEM 2. PROPERTIES

Early Childhood Education and Care Centers

     Of our child care centers in operation at August 22, 2003, we owned 769, leased 485 and operated five under management contracts. We own or lease other centers that have not yet been opened or are being held for disposition. In addition, we own real property held for the future development of centers.

     The community and employer-sponsored centers we operated at August 22, 2003 were located as follows:

                          Community    Employer-Sponsored
     Location              Centers           Centers           Total
     ----------------     ---------    ------------------    ---------
     United States:
       Alabama                 9               --                9
       Arizona                21                2               23
       Arkansas                3               --                3
       California            142                1              143
       Colorado               35               --               35
       Connecticut            16                1               17
       Delaware                5               --                5
       Florida                66                7               73
       Georgia                31               --               31
       Illinois               96                1               97
       Indiana                23                1               24
       Iowa                    9                3               12
       Kansas                 15               --               15
       Kentucky               13                1               14
       Louisiana               9                2               11
       Maryland               25                1               26
       Massachusetts          49                1               50
       Michigan               31                1               32
       Minnesota              38               --               38
       Mississippi             3               --                3
       Missouri               32               --               32
       Nebraska               10                1               11
       Nevada                 10               --               10
       New Hampshire           4               --                4
       New Jersey             47                4               51
       New Mexico              6               --                6
       New York                8                2               10
       North Carolina         33               --               33
       Ohio                   76                3               79
       Oklahoma                6               --                6
       Oregon                 16                4               20
       Pennsylvania           64                1               65
       Rhode Island           --                1                1
       Tennessee              21                2               23
       Texas                 100                1              101
       Utah                    7                1                8
       Virginia               54               --               54
       Washington             57                1               58
       Wisconsin              23                1               24
     United Kingdom            2               --                2
                       ---------        ---------        ---------
                           1,215               44            1,259
                       =========        =========        =========

     Our typical community center is a one-story, air-conditioned building constructed based on our design and located on approximately one acre of land. Larger capacity centers are situated on parcels ranging from one to four acres of land. The community centers contain classrooms, play areas and complete kitchen and bathroom facilities. The centers can accommodate from 70 to 270 children, with most centers able to accommodate 95 to 190 children. Over the past few years, we have opened community centers that are larger in size with a capacity ranging from 135 to 220 children. New prototype community centers range in capacity from 145 to 180 children, depending on site and location. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also lease vehicles used for field trips and transporting children enrolled in our before- and after-school program. All community centers are equipped with computers for children's educational programs.

     KinderCare At Work(R) provides employer-sponsored child care programs individualized for each such sponsor. Facilities are on or near the employer's site and range in capacity from 75 to 230 children.

Center Maintenance Program

     We use a centralized maintenance program to ensure consistent high-quality maintenance of our facilities located across the country. Each of our maintenance technicians has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through an automated work order system. Technicians are notified and track all work orders via palm top computers. At August 22, 2003, specific geographic areas were supervised by two regional directors and 13 facility managers, each of whom manages between six and ten technicians.

Center Renovation Program

     We have continued a renovation program, which includes interior and playground renovations and signage replacements, to ensure that all of our centers meet specified standards that we establish. We believe that our properties are in good condition and are adequate to meet our current and reasonably anticipated future needs.

Environmental Compliance

     We are not aware of any existing environmental conditions that currently or in the future could reasonably be expected to have a material adverse effect on our financial position, operating results or cash flows. We have not incurred material expenditures to address environmental conditions at any owned or leased property. Approximately ten years ago, we established a process of obtaining environmental assessment reports to reduce the likelihood of incurring liabilities under applicable federal, state and local environmental laws upon acquisition or lease of prospective new centers or sites. These assessment reports have not revealed any environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessment reports do not or will not reveal all environmental liabilities and it is also possible that sites acquired prior to the establishment of our current process have environmental liabilities. In connection with the origination of a $300.0 million mortgage loan obtained in July 2003, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources," a third party performed Phase I environmental assessments for approximately half of the centers secured by the mortgage loan. Although there were no material adverse findings, operations and maintenance plans relating to lead paint and asbestos were recommended and have been implemented. Additionally, from time to time, we have conducted additional limited environmental investigations and remedial activities at some of our former and current centers. However, we have not undertaken an in-depth environmental review of all of our owned and leased centers. Consequently, there may be material environmental liabilities of which we are unaware.

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

Corporate Headquarters

     Our corporate office is located in Portland, Oregon. We lease approximately 80,000 square feet of office space for annual rental payments of $26.50 per square foot. The initial term of the lease expires in November 2007 with one five-year extension option at market rent.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                 ITEM 4(a). Executive Officers of the Registrant

     Set forth below is information regarding our executive officers:

      Name                    Age   Position
      ---------------------   ---   ----------------------------------------------------
      David J. Johnson         57   Chief Executive Officer and Chairman of the Board
      Dan R. Jackson           49   Executive Vice President, Chief Financial Officer
      Edward L. Brewington     60   Senior Vice President, Human Resources and Education
      S. Wray Hutchinson       43   Senior Vice President, Operations
      Eva M. Kripalani         44   Senior Vice President, General Counsel and Secretary
      Bruce A. Walters         46   Senior Vice President, Chief Development Officer

     David J. Johnson. Mr. Johnson has been Chief Executive Officer and Chairman of our Board since February 1997. Between September 1991 and November 1996, Mr. Johnson served as President, Chief Executive Officer and Chairman of the Board of Red Lion Hotels, Inc., which was formerly a KKR affiliate, or its predecessor. From 1989 to September 1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and Chief Executive Officer of Cal Gas Corporation, a principal subsidiary of Dillingham Holdings.

     Dan R. Jackson. Mr. Jackson was promoted to Executive Vice President, Chief Financial Officer in November 2002. He had served as Senior Vice President, Finance since October 1999. He joined us in February 1997 as Vice President of Financial Control and Planning. Prior to that time, Mr. Jackson held various financial positions with Red Lion Hotels, Inc., or its predecessor, from September 1985 to January 1997, the last of which was Vice President, Controller. From 1978 to 1985, Mr. Jackson held several financial management positions with Harsch Investment Corporation, a real estate holding company based in Portland, Oregon.

     Edward L. Brewington. Mr. Brewington was promoted in July 2001 to Senior Vice President, Human Resources and Education. He had served as Vice President, Human Resources since April 1997. From June 1993 to April 1997, Mr. Brewington was with Times Mirror where his last position held was Vice President, Human Resources for the Times Mirror Training Group. Prior to that time, Mr. Brewington spent 25 years with IBM in various human resource, sales and marketing positions.

     S. Wray Hutchinson. Mr. Hutchinson was promoted to Senior Vice President, Operations in October 2000. He had served as Vice President, Operations since April 1996. He joined us in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois market.

     Eva M. Kripalani. Ms. Kripalani was promoted in July 2001 to Senior Vice President, General Counsel and Secretary. She had served as Vice President, General Counsel and Secretary since July 1997. Prior to joining us, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

     Bruce A. Walters. Mr. Walters has served as Senior Vice President, Chief Development Officer since July 1997. From June 1995 to February 1997, Mr. Walters served as the Executive Vice President of Store Development for Hollywood Entertainment Corporation in Portland, Oregon. Prior to that time, Mr. Walters spent 14 years with McDonald's Corporation in various domestic and international development positions.

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

Market Information

     In February 1997, affiliates of KKR became owners of 15.7 million shares of our common stock in a recapitalization transaction. Since then, our common stock has been traded in the over-the-counter ("OTC") market in the "pink sheets" published by the National Quotation Bureau. It is listed on the OTC Bulletin Board under the symbol "KDCR."

     The market for our common stock must be characterized as very limited due to the very low trading volume, the small number of brokerage firms acting as market makers and the sporadic nature of the trading activity. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock, as reported on the OTC Bulletin Board. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                       Common Stock
                                                 ------------------------
                                                   High Bid       Low Bid
                                                 ----------    ----------
Fiscal year ended May 30, 2003 (a):
    First quarter                                $    11.50    $    11.25
    Second quarter                                    11.25         11.01
    Third quarter                                     11.01         11.01
    Fourth quarter                                    15.00         11.01

Fiscal year ended May 31, 2002 (a):
    First quarter                                $    13.00    $    12.75
    Second quarter                                    15.00         12.75
    Third quarter                                     15.00          8.00
    Fourth quarter                                    11.50          8.50

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     (a) The average weekly trading volume during fiscal year 2003 and 2002 was less than 100 shares and 1,000 shares, respectively.

Approximate Number of Security Holders, Outstanding Options and Warrants

     At August 22, 2003, there were 135 holders of record of our common stock and outstanding options or warrants to purchase 2,357,589 shares of our common stock.

Dividend Policy

     During the past two fiscal years, we have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends for the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors. Further, the indenture governing our senior subordinated notes and our credit facility currently contain limitations on our ability to declare or pay cash dividends on our common stock, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Our credit facility allows us to pay dividends provided that the aggregate amount paid does not exceed $30.0 million plus 50.0% of the cumulative consolidated net income available to stockholders at such time, and that, at the time of payment, the consolidated debt to consolidated EBITDA ratio, as defined in the credit agreement, is less than 3.0 to 1.0. As our consolidated debt to consolidated EBITDA ratio is greater than 3.0 to 1.0, we are currently prohibited from paying dividends. Future indebtedness or loan arrangements incurred by us may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

     The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at May 30, 2003:

                                                                                  Number of
                                    Number of                                     securities
                                 securities to be                            remaining available
                                   issued upon          Weighted-average     for future issuance
                                   exercise of          exercise price           under equity
                                   outstanding          of outstanding        compensation plans
       Plan Category               options (a)              options                  (b)
-----------------------------   -------------------     ----------------     -------------------
Equity compensation plans
  approved by security
  holders:

  1997 Stock Purchase and
  Option Plan (referred to
  as the 1997 Plan)..........             2,286,636     $          11.29               2,213,363

  2002 Stock Purchase and
  Option Plan for California
  Employees (referred to as
  the California Plan).......                 7,000                13.87                  93,000

Equity compensation plans
  not approved by security
  holders....................                  N/A                  N/A                      N/A
                                -------------------     ----------------     -------------------
Total........................             2,293,636     $          11.29               2,206,363
                                ===================     ================     ===================


--------------

(a) Represents the number of shares of common stock issuable upon exercise of outstanding options under the 1997 Plan and the California Plan, which were approved during fiscal 1998 and 2003, respectively. See "Item 8. Financial statements and supplementary Data, Note 11. Benefit Plans.

(b) Represents the shares remaining available for issuance under the 1997 Plan and the California Plan. Future grants or awards under either plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in each plan.

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

                                                                 Fiscal Year Ended (a)
                                              ----------------------------------------------------------------
                                                   May 30,      May 31,      June 1, June 2, 2000       May 28,
                                                     2003         2002         2001    (53 Weeks)         1999
                                              -----------  -----------  -----------  ------------  -----------
Statement of Operations Data:
Revenues, net................................ $   850,043  $   818,949  $   733,617  $    686,801  $   623,251
Operating expenses, exclusive of
  restructuring and other charges
  (reversals)................................     779,442      744,488      658,524       610,462      556,409
Restructuring and other charges
  (reversals) (b)............................          --           --         (100)           --        4,157
                                              -----------  -----------  -----------  ------------  -----------
  Total operating expenses...................     779,442      744,488      658,424       610,462      560,566
                                              -----------  -----------  -----------  ------------  -----------
    Operating income.........................      70,601       74,461       75,193        76,339       62,685
Investment income............................         420          560          582           386          490
Interest expense.............................     (41,032)     (44,075)     (48,818)      (45,371)     (41,841)
Loss on minority investment..................      (6,700)      (2,265)          --            --           --
                                              -----------  -----------  -----------  ------------  -----------
  Income before income taxes, discontinued
    operations and cumulative effect of a
    change in accounting principle...........      23,289       28,681       26,957        31,354       21,334
Income tax expense...........................      (9,222)     (11,329)     (10,354)      (11,856)      (8,357)
                                              -----------  -----------  -----------  ------------  -----------
  Income before discontinued operations and
    cumulative effect of a change in
    accounting principle.....................      14,067       17,352       16,603        19,498       12,977
Discontinued operations, net of income
  taxes (c)..................................        (652)        (809)        (142)          465          549
                                              -----------  -----------  -----------  ------------  -----------
  Income before cumulative effect of a change
    in accounting principle..................      13,415       16,543       16,461        19,963       13,526
Cumulative effect of a change in accounting
  principle, net of income taxes (d).........          --           --         (790)           --           --
                                              -----------  -----------  -----------  ------------  -----------
    Net income............................... $    13,415  $    16,543  $    15,671  $     19,963  $    13,526
                                              ===========  ===========  ===========  ============  ===========
Net income per share (e):
Basic income before discontinued operations
  and cumulative effect of a change in
  accounting principle, net.................. $      0.71  $      0.87  $      0.87  $       1.03  $      0.68
Discontinued operations, net of taxes........       (0.03)       (0.04)       (0.01)         0.02         0.03
Cumulative effect of a change in accounting
  principle, net of taxes....................          --           --        (0.04)           --           --
                                              -----------  -----------  -----------  ------------  -----------
    Net income............................... $      0.68  $      0.83  $      0.82  $       1.05  $      0.71
                                              ===========  ===========  ===========  ============  ===========
Diluted income before discontinued operations
  and cumulative effect of a change in
  accounting principle, net.................. $      0.70  $      0.86  $      0.86  $       1.02  $      0.67
Discontinued operations, net of taxes........       (0.03)       (0.04)       (0.01)         0.02         0.03
Cumulative effect of a change in accounting
  principle, net of  taxes...................          --           --        (0.04)           --           --
                                              -----------  -----------  -----------  ------------  -----------
    Net income............................... $      0.67  $      0.82  $      0.81  $       1.04  $      0.70
                                              ===========  ===========  ===========  ============  ===========
Balance Sheet Data (at end of period):
Property and equipment, net.................. $   665,815  $   701,639  $   666,227  $    613,206  $   566,365
Total assets.................................     811,093      845,451      805,367       695,570      638,797
Total long-term obligations, including
  current portion...................              470,976      549,240      540,602       475,175      441,371
Stockholders' equity.........................     135,159      123,269      106,731        76,673       51,790
Other Financial Data:
Cash flows from operations...................      78,710       87,466       69,671        61,197       61,810
EBITDA (f)...................................     123,386      130,155      120,807       117,132      100,974
EBITDA margin................................        14.5%        15.9%        16.5%         17.1%        16.2%
Depreciation and amortization, including
  depreciation related to discontinued
  operations.................................      60,563       59,293       46,632        40,042       37,384
Capital expenditures.........................      83,114       95,843       94,269        82,473       92,139
Child Care Center Data:
Number of centers at end of fiscal year......       1,264        1,264        1,242         1,169        1,160
Center licensed capacity at end of
   fiscal year...............................     167,000      166,000      162,000       150,000      146,000
Average weekly tuition rate (g).............. $    144.45  $    137.72  $    129.34  $     120.75  $    113.45
Occupancy (h)................................        63.3%        65.6%        68.3%         69.8%        69.9%

See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data


(a) Our fiscal year ends on the Friday closest to May 31. Typically, the fiscal years are comprised of 52 weeks. Fiscal year 2000, however, included 53 weeks.

(b) Restructuring and other charges included the following, with dollars in thousands:

                                                              Fiscal Year Ended
                                        ----------------------------------------------------------------
                                             May 30,      May 31,      June 1, June 2, 2000       May 28,
                                               2003         2002         2001    (53 Weeks)         1999
                                        -----------  -----------  -----------  ------------  -----------
     Restructuring charges, net.......  $        --  $        --  $      (100) $         --  $     3,561
     Offering costs...................           --           --           --            --          596
                                        -----------  -----------  -----------  ------------  -----------
                                        $        --  $        --  $      (100) $         --  $     4,157
                                        ===========  ===========  ===========  =-==========  ===========

(c)  Discontinued operations included the following, with dollars in thousands:

                                                              Fiscal Year Ended
                                        ----------------------------------------------------------------
                                             May 30,      May 31,      June 1, June 2, 2000       May 28,
                                               2003         2002         2001    (53 Weeks)         1999
                                        -----------  -----------  -----------  ------------  -----------
     Revenues, net....................  $     4,505  $    10,485  $     9,780  $     10,045  $     9,734
                                        -----------  -----------  -----------  ------------  -----------
     Salaries, wages and benefits.....        3,064        6,782        5,781         5,442        5,253
     Depreciation.....................        1,141        1,044          583           472          388
     Rent.............................          754        1,387        1,102           953          949
     Other............................          624        2,606        2,542         2,427        2,239
                                        -----------  -----------  -----------  ------------  -----------
       Total operating expenses.......        5,583       11,819       10,008         9,294        8,829
                                        -----------  -----------  -----------  ------------  -----------
         Operating income (loss)......       (1,078)      (1,334)        (228)          751          905
     Interest expense.................           (1)          (3)          (2)           (4)          (2)
                                        -----------  -----------  -----------  ------------  -----------
         Discontinued operations
           before income taxes........       (1,079)      (1,337)        (230)          747          903
     Income tax benefit (expense).....          427          528           88          (282)        (354)
                                        -----------  -----------  -----------  ------------  -----------
         Discontinued operations,
           net of tax.................  $      (652) $      (809) $      (142) $        465  $       549
                                        ===========  ===========  ===========  ============  ===========

(d) In fiscal year 2001, we adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, the impact of which was recorded as a cumulative effect of a change in accounting principle.

(e) The per share amounts have been adjusted to reflect the 2-for-1 stock split, which was effective August 19, 2002.

(f)  EBITDA was calculated as follows, with dollars in thousands:

                                                              Fiscal Year Ended
                                        ----------------------------------------------------------------
                                             May 30,      May 31,      June 1, June 2, 2000       May 28,
                                               2003         2002         2001    (53 Weeks)         1999
                                        -----------  -----------  -----------  ------------  -----------
     Net income.......................  $    13,415  $    16,543  $    15,671  $     19,963  $    13,526
                                        -----------  -----------  -----------  ------------  -----------
     Interest expense, net............       40,612       43,515       48,236        44,985       41,351

     Income tax expense...............        9,222       11,329       10,354        11,856        8,357
     Depreciation and amortization....       59,422       58,249       46,049        39,570       36,996
     Discontinued operations:
       Interest expense...............            1            3            2             4            2
       Income tax (benefit) expense...         (427)        (528)         (88)          282          354
       Depreciation...................        1,141        1,044          583           472          388
                                        -----------  -----------  -----------  ------------  -----------
          EBITDA......................  $   123,386  $   130,155  $   120,807  $    117,132  $   100,974
                                        ===========  ===========  ===========  ============  ===========

     EBITDA is a non-GAAP financial measure of our liquidity. We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. We have provided EBITDA in previous filings and continue to provide this measure for comparability between periods. EBITDA was restated from amounts reported in previous filings in order to comply with SEC Regulation G, Conditions for Use of Non-GAAP Financial Measures. EBITDA does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations. A reconciliation of EBITDA to cash provided by operating activities was as follows, with dollars in thousands:

                                                              Fiscal Year Ended
                                        ----------------------------------------------------------------
                                             May 30,      May 31,      June 1,       June 2,      May 28,
                                               2003         2002         2001          2000         1999
                                        -----------  -----------  -----------  ------------  -----------
     Net cash provided by operating
       activities.....................  $    78,710  $    87,466  $    69,671  $     61,197  $    61,810
     Income tax expense...............        9,222       11,329       10,354        11,856        8,357

     Deferred income taxes............       10,968       (6,431)         116        (4,271)      (6,703)
     Interest expense, net............       40,612       43,515       48,236        44,985       41,353
     Effect of discontinued operations
       on interest and taxes..........         (426)        (525)         (86)          286          356
     Change in operating assets and
       liabilities....................      (16,332)      (4,769)      (6,997)        3,279       (3,567)
     Other non-cash items.............          632         (430)        (487)         (200)        (632)
                                        -----------  -----------  -----------  ------------  -----------
          EBITDA......................  $   123,386  $   130,155  $   120,807  $    117,132  $   100,974
                                        ===========  ===========  ===========  ============  ===========

(g) We calculate the average weekly tuition rate as net revenues, exclusive of fees and non-tuition income, divided by the full-time equivalent, or FTE, attendance for the related time period. The average weekly tuition rate represents the approximate weighted average weekly tuition rate at all of the centers paid by parents for children to attend the centers five full days during a week. However, the occupancy mix between full- and part-time children at each center can significantly affect these averages with respect to any specific center. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(h) Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the FTE attendance at all of the centers divided by the sum of the centers' licensed capacity.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with "Item 6. Selected Historical Consolidated Financial and Other Data" and the consolidated financial statements and the related notes presented in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report. We utilize a financial reporting schedule comprised of 13 four-week periods. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the 52 weeks ended May 30, 2003 as "fiscal 2003," the 52 weeks ended May 31, 2002 as "fiscal 2002," and the 52 weeks ended June 1, 2001 as "fiscal 2001." Our first fiscal quarter includes 16 weeks and the remaining quarters each include 12 weeks.

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first four week period it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

Fiscal 2003 compared to Fiscal 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                                                        Change
                                 Fiscal Year    Percent    Fiscal Year    Percent       Amount
                                       Ended         of          Ended         of    Increase/
                                May 30, 2003   Revenues   May 31, 2002   Revenues   (Decrease)
                                ------------   --------   ------------   --------   ----------
Revenues, net................. $     850,043      100.0%  $    818,949      100.0%  $   31,094
                                ------------   --------   ------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense............       434,850       51.2        422,066       51.5       12,784
    Region and corporate
        expense...............        34,761        4.0         31,943        3.9        2,818
                                ------------   --------   ------------   --------   ----------
      Total salaries, wages          469,611       55.2        454,009       55.4       15,602
        and benefits..........
  Depreciation and amortization       59,422        7.0         58,249        7.1        1,173
  Rent........................        52,573        6.2         47,733        5.8        4,840
  Other.......................       197,836       23.3        184,497       22.6       13,339
                                ------------   --------   ------------   --------   ----------
    Total operating expenses..       779,442       91.7        744,488       90.9       34,954
                                ------------   --------   ------------   --------   ----------
      Operating income........ $      70,601        8.3%  $     74,461        9.1%  $   (3,860)
                                ============   ========   ============   ========   ==========
Average weekly tuition rate... $      144.45              $     137.72              $     6.73
Occupancy.....................          63.3%                     65.6%                   (2.3)

     Revenues, net. Net revenues increased $31.1 million, or 3.8%, from the same period last year to $850.0 million in fiscal 2003. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by newly opened centers. The average weekly tuition rate increased $6.73, or 4.9%, to $144.45 in fiscal 2003, due primarily to tuition increases. Occupancy declined to 63.3% from 65.6% for the same period last year primarily due to reduced full-time equivalent attendance within the population of older centers. See "Item 6. Selected Historical Consolidated Financial and Other Data, Notes
(g) and (h)" for descriptions of average weekly tuition rate and occupancy. Comparable center net revenues increased $10.2 million, or 1.3%.

     During the periods indicated, we opened and closed centers as follows:

                                                    Fiscal Year Ended
                                               ---------------------------
                                               May 30, 2003   May 31, 2002
                                               ------------   ------------
Number of centers at the beginning of the
   fiscal year................................        1,264          1,242
Openings......................................           28             35
Closures......................................          (28)           (13)
                                               ------------   ------------
  Number of centers at the end of the fiscal
    year......................................        1,264          1,264
                                               ============   ============
 Total center licensed capacity at the end
   of the fiscal year.........................      167,000        166,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $15.6 million, or 3.4%, from the same period last year to $469.6 million. Total salary, wage and benefit expense as a percentage of net revenues was 55.2% and 55.4% for fiscal 2003 and 2002, respectively.

     Salary, wage and benefit expense directly associated with the centers was $434.9 million, an increase of $12.8 million from the same period last year. The increase was primarily due to overall higher wage rates and higher medical insurance costs. See "Inflation and Wage Increases." At the center level, salary, wage and benefit expense as a percentage of net revenues improved to 51.2% for fiscal 2003 from 51.5% for fiscal 2002. This improvement was due primarily to strong controls over the management of labor hours.

     Depreciation and amortization. Depreciation and amortization expense increased $1.2 million from the same period last year to $59.4 million. Depreciation increased primarily due to newly opened centers, offset by the cessation of goodwill amortization. Amortization of goodwill decreased $2.4 million as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003. See "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets." Depreciation declined for those centers that were sold and leased back as part of our sale-leaseback program, because those centers are now classified as operating leases. See "Liquidity and Capital Resources."

     Depreciation expense included $2.7 million and $3.0 million of impairment charges related to certain under-performing centers and undeveloped properties during fiscal 2003 and 2002, respectively. Under-performing centers are those with estimated future cash flows, undiscounted and without interest charges, less than the carrying value of the asset. We performed an undiscounted cash flow analysis and determined that 43 centers were impaired in fiscal 2003 primarily as a result of occupancy declines at individual centers and the result of electing to exit leases at certain centers. As a result of such analyses, write-downs were taken to reduce the carrying value of those 43 centers to their estimated fair value. In addition, discontinued operations included impairment charges of $0.7 million and $0.6 million for fiscal 2002, respectively, related to certain centers closed in fiscal 2003.

     Rent. Rent expense increased $4.8 million from the same period last year to $52.6 million primarily due to our sale-leaseback program. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases were higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as insurance, janitorial, maintenance, utilities, transportation, provision for doubtful accounts, food and marketing costs, and expenses relating to region management and corporate administration. Other operating expenses increased $13.3 million, or 7.2%, from the same period last year, to $197.8 million. Other operating expenses as a percentage of net revenues were 23.3% and 22.6% for fiscal 2003 and 2002, respectively. The increase was due primarily to insurance costs that were $12.7 million higher than the same period last year. The provision for doubtful accounts declined $2.3 million from the same period last year. The reduction in our provision for doubtful accounts was due to the implementation of automated programming that allows us to have stronger controls over our receivables.

     Operating income. Operating income was $70.6 million, a decrease of $3.9 million, or 5.2%, from the same period last year. Operating income decreased primarily due to higher insurance costs and rent expense, offset in part by the impact of higher tuition rates. Operating income as a percentage of net revenues was 8.3% compared to 9.1% for the same period last year.

     Interest expense. Interest expense was $41.0 million compared to $44.1 million for the same period last year. The decrease was substantially attributable to lower interest rates and a decrease in the principal balance, both on our revolving credit facility. The weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 8.0% and 7.8% for fiscal 2003 and 2002, respectively. A larger portion of our debt was comprised of 9.5% senior subordinated notes during fiscal 2003, which resulted in an increase in the weighted average interest rate in fiscal 2003 compared to fiscal 2002. See "Item 8. Financial Statements and Supplementary Date, Note. 8, Long-Term Debt."

     Loss on minority investment. During the fourth quarter of fiscal 2003, we wrote down the net book value of a minority investment, by $6.7 million due to a reduced valuation of the subject company. During fiscal 2002, we recorded a write down of $2.3 million to the net book value of the same investment for a similar reason, in addition to dilution of our minority interest in that investment. The minority investment was accounted for under the cost method. See "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Policies."

     Income tax expense. Income tax expense was $9.2 million, or 39.6% of pretax income, in fiscal 2003 and $11.3 million, or 39.5% of pretax income, in fiscal 2002. The slight increase in the effective tax rate was due to the relative impact of tax credits at different levels of taxable income, the impact of the cessation of goodwill amortization and an increase in expenses that are disallowed for income tax purposes. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in losses of $0.7 million and $0.8 million in fiscal 2003 and 2002, respectively. Discontinued operations represents the operating results for all periods presented of the 28 centers closed during fiscal 2003.

     Discontinued operations included the following, with dollars in thousands:

                                                    Fiscal Year Ended
                                               ---------------------------
                                               May 30, 2003   May 31, 2002
                                               ------------   ------------
Revenues, net................................. $      4,505   $     10,485
                                               ------------   ------------
Operating expenses:
  Salaries, wages and benefits................        3,064          6,782
  Depreciation................................        1,141          1,044
  Rent........................................          754          1,387
  Provision for doubtful accounts.............          168            121
  Other.......................................          456          2,485
                                               ------------   ------------
      Total operating expenses................        5,583         11,819
                                               ------------   ------------
    Operating loss............................       (1,078)        (1,334)
 Interest expense.............................           (1)            (3)
                                               ------------   ------------
  Discontinued operations before income
    taxes.....................................       (1,079)        (1,337)
 Income tax benefit...........................          427            528
                                               ------------   ------------
  Discontinued operations, net of tax......... $       (652)  $       (809)
                                               ============   ============

     Depreciation expense related to discontinued operations included impairment charges of $0.7 million and $0.6 million for fiscal 2003 and 2002, respectively. Other operating expenses related to discontinued operations included gains on closed center sales of $1.2 million in fiscal 2003.

     Net income. Net income was $13.4 million in fiscal 2003, a decrease of $3.1 million, or 18.9%, from the same period last year. The decrease was due to higher insurance costs, the write-down of a minority investment and increased rent expense, offset in part by higher tuition rates and reduced interest costs. Basic and diluted net income per share were $0.68 and $0.67 for fiscal 2003. For fiscal 2002, basic and diluted net income per share were $0.83 and $0.82, respectively.

Fiscal 2002 compared to Fiscal 2001

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                                                           Change
                                    Fiscal Year    Percent    Fiscal Year    Percent       Amount
                                          Ended         of          Ended         of    Increase/
                                   May 31, 2002   Revenues   June 1, 2001   Revenues   (Decrease)
                                   ------------   --------   ------------   --------   ----------
Revenues, net....................  $    818,949      100.0%  $    733,617      100.0%  $   85,332
                                   ------------   --------   ------------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............       422,066       51.5        373,571       50.9       48,495
    Region and corporate
        expense..................        31,943        3.9         28,638        3.9        3,305
                                   ------------   --------   ------------   --------   ----------
      Total salaries, wages
        and benefits.............       454,009      55.4         402,209       54.8       51,800
  Depreciation and amortization..        58,249        7.1         46,049        6.3       12,200
  Rent...........................        47,733        5.8         38,138        5.2        9,595
  Other..........................       184,497       22.6        172,128       23.5       12,369
  Restructuring charges
    (reversals)..................            --         --           (100)       0.0          100
                                   ------------   --------   ------------   --------   ----------
    Total operating expenses.....       744,488       90.9        658,424       89.8       86,064
                                   ------------   --------   ------------   --------   ----------
      Operating income...........  $     74,461        9.1%  $     75,193       10.2%  $     (732)
                                   ============   ========   ============   ========   ==========
Average weekly tuition rate......  $     137.72              $     129.34              $     8.38
Occupancy........................          65.6%                     68.3%                   (2.7)%

     Revenues, net. Net revenues increased $85.3 million, or 11.6%, from the same period last year to $818.9 million in fiscal 2002. The increase was primarily due to the acquisition of the Mulberry centers in the fourth quarter of fiscal 2001 and the additional net revenues generated by the newly opened centers. Comparable center net revenues increased $6.1 million, or 0.8%.

     The average weekly tuition rate increased $8.38, or 6.5%, to $137.72 in fiscal 2002 due primarily to tuition increases. Occupancy declined to 65.6% in fiscal 2002 from 68.3% in fiscal 2001 primarily due to reduced full-time equivalent attendance within the older center population.

     During fiscal 2002 and 2001, we opened, acquired and closed centers as follows:

                                                    Fiscal Year Ended
                                               ---------------------------
                                               May 31, 2002   June 1, 2001
                                               ------------   ------------
Number of centers at the beginning of the
   fiscal year...............................         1,242          1,169
Openings.....................................            35             44
Acquisitions.................................            --             75
Closures.....................................           (13)           (46)
                                               ------------   ------------
   Number of centers at the end of the
     fiscal year.............................         1,264          1,242
                                               ============   ============
Total center licensed capacity at the end of
  the fiscal year............................       166,000        162,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $51.8 million, or 12.9%, from the same period last year to $454.0 million. Total salary, wage and benefit expense as a percentage of net revenues was 55.4% for fiscal 2002 compared to 54.8% for fiscal 2001.

     Salary, wage and benefit expense directly associated with the centers was $422.1 million, an increase of $48.5 million from fiscal 2001. The increase was primarily due to costs from the acquired and newly opened centers and overall higher wage rates. At the center level, salary, wage and benefit expense as a percentage of net revenues increased to 51.5% in fiscal 2002 from 50.9% in fiscal 2001 due primarily to higher medical insurance costs.

     The expense related to region management and corporate administration was $31.9 million, an increase of $3.3 million from the same period last year. The increase was primarily due to the acquisition of Mulberry during the fourth quarter of fiscal 2001. In addition, we expanded the field operations team that oversees the KinderCare centers. During fiscal 2003, the field management structure was reorganized, see "Item 1. Business, Human Resources."

     Depreciation and amortization. Depreciation and amortization expense increased $12.2 million from the same period last year to $58.2 million. Depreciation increased due to the acquisition of the Mulberry centers, increased capital spending, particularly for new center development, and a $3.0 million asset impairment charge.

     During the fourth quarter of fiscal 2002, 38 underperforming centers and certain undeveloped properties were determined to be impaired, which resulted in an impairment charge of $3.6 million, of which $0.6 million is included in the discontinued operations for charges related to centers closed in fiscal 2003, for the fiscal year compared to $1.0 million in fiscal 2001. Underperforming centers are those with estimated future cash flows less than the net book value of the center. We performed an undiscounted cash flow analysis and determined that 38 centers were impaired primarily as a result of occupancy declines at individual centers.

     Amortization of goodwill and other intangible assets increased $2.2 million as a result of the acquisition of Mulberry in the fourth quarter of fiscal 2001.

     Rent. Rent expense increased $9.6 million from the same period last year to $47.7 million. The increase was primarily due to the acquisition of the Mulberry leased centers in the fourth quarter of fiscal 2001 and rent from the synthetic lease facility used to finance new center construction during fiscal 2001 and 2000. In addition, the rental rates experienced on new and renewed center leases were higher than those experienced in previous fiscal periods.

     Other operating expenses. Other operating expenses increased $12.4 million, or 7.2%, from the same period last year, to $184.5 million. The increase was due primarily to additional center level costs from the acquired and newly opened centers. Other operating expenses as a percentage of net revenues declined to 22.6% from 23.5% for the same period last year as a result of cost controls over variable center level and corporate expenditures.

     Operating income. Operating income was $74.5 million, a decrease of $0.7 million, or 1.0%, from the same period last year. The decreased operating income was primarily due to the $3.6 million impairment charge included in depreciation expense, higher insurance costs and rent expense. Operating income was positively impacted by the control of variable center level and corporate expenditures. Operating income as a percentage of net revenues was 9.1% compared to 10.2% for the same period last year.

     Interest expense. Interest expense was $44.1 million compared to $48.8 million for the same period last year. The decrease was substantially attributable to lower interest rates, offset partially by additional borrowings. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 7.8% and 9.7% for fiscal 2002 and 2001, respectively.

     Loss on minority investment. During the fourth quarter of fiscal 2002, we wrote down the net book value of a minority investment. The $2.3 million write-down was due to a reduced valuation of the subject company and dilution of our minority investment.

     Income tax expense. Income tax expense was $11.3 million, or 39.5% of pretax income, in fiscal 2002 and $10.4 million, or 38.4% of pretax income, in fiscal 2001. The increase in the effective tax rate was due to additional goodwill amortization, which is not deductible for tax purposes. Income tax expense was computed by applying estimated effective income tax rates to the income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in losses of $0.8 and $0.1 million in fiscal 2002 and 2001, respectively. Discontinued operations represents the operating results for all periods presented of the 28 centers closed during fiscal 2003.

     Discontinued operations included the following, with dollars in thousands:

                                                    Fiscal Year Ended
                                               ---------------------------
                                               May 31, 2002   June 1, 2001
                                               ------------   ------------
Revenues, net...............................   $     10,485   $      9,780
                                               ------------   ------------
Operating expenses:
  Salaries, wages and benefits..............          6,782          5,781
  Depreciation..............................          1,044            583
  Rent......................................          1,387          1,102
  Provision for doubtful accounts...........            121            137
  Other.....................................          2,485          2,405
                                               ------------   ------------
         Total operating expenses...........         11,819         10,008
                                               ------------   ------------
  Operating loss............................         (1,334)          (228)
Interest expense............................             (3)            (2)
                                               ------------   ------------
  Discontinued operations before income
  taxes.....................................         (1,337)          (230)
Income tax benefit..........................            528             88
                                               ------------   ------------
  Discontinued operations, net of tax.......   $       (809)  $       (142)
                                               ============   ============

     Depreciation expense related to discontinued operations included impairment charges of $0.6 million for fiscal 2002. There were no impairment charges related to discontinued operations in fiscal 2001.

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

Liquidity and Capital Resources

     In July 2003 we refinanced a portion of our debt. We obtained a new $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300 million mortgage loan. Proceeds from the mortgage loan were used to pay off the $98.0 million balance on the then existing revolving credit facility, $47.0 million of term loan facility and $97.9 million under the synthetic lease facility. We also used a portion of the remaining proceeds to repurchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes.

     The $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers located in 33 states. We refer to the mortgage loan as the CMBS Loan and the 475 mortgaged centers as the CMBS Centers. In connection with the CMBS Loan, the CMBS Centers were transferred to a newly formed wholly owned subsidiary of ours, which is the borrower under the CMBS Loan and which is referred to as the CMBS Borrower. Because the CMBS Centers are owned by the CMBS Borrower and subject to the CMBS Loan, recourse to the CMBS Centers by our creditors will be effectively subordinated to recourse by holders of the CMBS Loan.

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a 30-year amortization (based on an assumed rate of 6.5%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.0% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

     Each of the centers included in the CMBS Centers is being ground leased by the CMBS Borrower to another wholly owned subsidiary formed in connection with the CMBS Loan, which is referred to as the CMBS Operator, and is being managed by us pursuant to a management agreement with the CMBS Operator.

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 9, 2005, the loan may be partially prepaid
(a) up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium and (b) up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan Agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 13 periods ended July 1, 2003 was approximately $83.0 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent due under the ground lease is $34.0 million during the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us.

     During the fourth quarter of fiscal 2003, we committed to acquire $11.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $11.1 million, which included a loss of $0.1 million. In addition, this transaction resulted in the write-off of deferred financing costs of $0.2 million. These $0.3 million of costs were included in interest expense in fiscal 2003. In June 2003, we acquired $4.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $4.1 million, which included a loss of $0.1 million and deferred financing costs of $0.1 million were written off related to this transaction.

     Our principal sources of liquidity are cash flow generated from operations, proceeds received from our sale-leaseback program and borrowings under our revolving credit facility. At August 22, 2003, we had drawn $20.0 million under our new revolving credit facility and had outstanding letters of credit totaling $73.6 million. Our availability under our new credit facility was $31.4 million. Our principal uses of liquidity are new center development and debt service.

     Our consolidated net cash provided by operating activities for fiscal 2003 was $78.7 million compared to $87.5 million in the same period last year. The decrease in net cash flow was due to the change in working capital. Cash and cash equivalents totaled $18.1 million at May 30, 2003, compared to $8.6 million at May 31, 2002.

     EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA reflects a non-GAAP financial measure of our liquidity. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flow that excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. We have provided EBITDA in previous filings and continue to provide this measure for comparability between periods. EBITDA was restated from amounts reported in previous filings in order to comply with SEC Regulation G, Conditions for Use of Non-GAAP Financial Measures. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations. EBITDA was calculated as follows, with dollars in thousands:

                                              Fiscal Year Ended
                                  ------------------------------------------
                                  May 30, 2003   May 31, 2002   June 1, 2001
                                  ------------   ------------   ------------
Net income......................  $     13,415   $     16,543   $     15,671
Interest expense, net...........        40,612         43,515         48,236
Income tax expense..............         9,222         11,329         10,354
Depreciation and amortization...        59,422         58,249         46,049
Discontinued operations:
  Interest expense..............             1              3              2
  Income tax benefit............          (427)          (528)           (88)
  Depreciation..................         1,141          1,044            583
                                  ------------   ------------   ------------
    EBITDA......................  $    123,386   $    130,155   $    120,807
                                  ============   ============   ============
  EBITDA - percentage of net
    revenues....................          14.5%          15.9%          16.5%

     A reconciliation of EBITDA to cash provided by operating activities was as follows, with dollars in thousands:

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                     May 30, 2003   May 31, 2002   June 1, 2001
                                     ------------   ------------   ------------
Net cash provided by operating
  activities........................ $     78,710   $     87,466   $     69,671
Income tax expense..................        9,222         11,329         10,354
Deferred income taxes...............       10,968         (6,431)           116
Interest expense, net...............       40,612         43,515         48,236
Effect of discontinued operations
  on interest and taxes.............         (426)          (525)           (86)
Change in operating assets and
  liabilities.......................      (16,332)        (4,769)        (6,997)
Other non-cash items................          632           (430)          (487)
                                     ------------   ------------   ------------
  EBITDA...........................  $    123,386   $    130,155   $    120,807
                                     ============   ============   ============

     EBITDA was $123.4 million for fiscal 2003, a decrease of $6.8 million from the same period last year. The decrease was primarily due to higher insurance costs, the write-down of a minority investment and increased rent expense, offset in part by higher tuition rates and control over center labor productivity. In fiscal 2002, EBITDA increased $9.3 million from fiscal 2001 due to the addition of the Mulberry centers and the additional contributions of the newer centers.

     We utilized approximately $10.3 million of net operating loss carryforwards to offset taxable income in our 2001 through 2003 fiscal years. Approximately $2.5 million of net operating loss carryforwards are available at May 30, 2003 to be utilized in future fiscal years. If such net operating loss carryforwards were reduced due to a change of control or otherwise, we would be required to pay additional taxes and interest, which would reduce available cash.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. The sales were summarized as follows, with dollars in thousands:

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                     May 30, 2003   May 31, 2002   June 1, 2001
                                     ------------   ------------   ------------
     Number of centers............             41              5             --
     Net proceeds from completed
       sales......................   $     88,783   $      9,180   $         --
     Deferred gains...............         32,507          2,600             --

     The deferred gains are amortized on a straight-line basis, typically over a period of 15 years. Subsequent to May 30, 2003, we closed $12.6 million in sales, which included eight centers, and are currently in the process of negotiating another $42.9 million of sales related to 20 centers. It is possible that we will be unable to complete these transactions. We expect our sale-leaseback efforts to continue into fiscal year 2004, assuming the market for such transactions remains favorable.

     We expect to fund future new center development through the new $125.0 million revolving credit facility and sale-leaseback proceeds, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period. A total of 44 centers were constructed for $97.9 million. As noted above, the synthetic lease facility was terminated in July 2003 as part of our refinancing. The 44 centers are now owned by us and the assets will be reflected in our fiscal 2004 consolidated financial statements.

     In fiscal 2001, our acquisition spending, including transaction fees, for Mulberry, NLKK, a distance learning company, and two independently operated centers totaled $32.4 million in cash. In addition to the cash payments, we issued 860,000 shares of our common stock to the sellers of Mulberry and assumed $3.3 million of debt. In August 2002, 119,838 of the 860,000 shares were returned to us, which included 99,152 shares that were released from an indemnity escrow and 20,686 shares that were redeemed from certain former shareholders of Mulberry. All 119,838 shares were cancelled.

     We made a minority investment in an education-based company of $10.1 million in fiscal 2001. During fiscal 2001, notes receivable of $4.8 million were issued to us by another company in which we hold a minority investment. During fiscal 2002, $2.2 million of such notes were converted into additional stock of the subject company. During the fourth quarters of fiscal 2003 and fiscal 2002, we wrote down the net book value of a cost method minority investment by $6.7 million and $2.3 million, respectively.

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under the new revolving credit facility will adequately provide for our working capital and debt service needs and will be sufficient to fund our expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to us on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, in management's opinion, our operations and cash flow would be adversely impacted.

     We may experience decreased liquidity during the summer months and the calendar year-end holidays due to decreased attendance during these periods. See "Item 1. Seasonality."

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at May 30, 2003 were as follows, with dollars in thousands:

                                                                        Fiscal Year
                                           ----------------------------------------------------------------------
                                    Total        2004        2005        2006        2007        2008  Thereafter
                              -----------  ----------  ----------  ----------  ----------  ----------  ----------
Long-term debt............... $   455,080  $   13,744  $    6,297  $    2,810  $    2,815  $  178,838  $  250,576
Capital lease obligations....      30,086       2,535       2,240       2,279       2,396       2,415      18,221
Operating leases.............     418,494      47,727      41,412      38,520      34,866      31,709     224,260
Standby letters of credit....      42,022      42,022          --          --          --          --          --
Other commitments............       9,280       9,280          --          --          --          --          --
                              -----------  ----------  ----------  ----------  ----------  ----------  ----------
                              $   954,962  $  115,308  $   49,949  $   43,609  $   40,077  $  212,962  $  493,057
                              ===========  ==========  ==========  ==========  ==========  ==========  ==========

     In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A," the $104.0 million balance on our previous revolving credit facility and the current portion of our $47.0 million term loan facility were classified as long-term debt at May 30, 2003 since those current obligations were financed on a long-term basis subsequent to May 30, 2003. Both are reflected above in accordance with the payment schedule required as a result of the refinancing. Other commitments include center development commitments, obligations to purchase vehicles and other purchase order commitments, primarily related to operations at our centers.

Capital Expenditures

     During fiscal 2003 and 2002, we opened 28 and 35 new centers, respectively. We expect to open approximately 25 to 30 new centers in fiscal year 2004 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside our control. The average total cost per community center typically ranges from $1.9 million to $2.8 million, including the cost of land, depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

     Our new centers typically have a licensed capacity ranging from 145 to 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these larger centers are designed to generate higher revenues, operating income and margins than our older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDA during the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new centers achieve anticipated levels of occupancy.

        Capital expenditures included the following, with dollars in thousands:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 30, 2003  May 31, 2002  June 1, 2001
                                           ------------  ------------  ------------
     New center development..............  $     50,651  $     63,990  $     44,254
     Renovation of existing facilities...        18,945        18,979        37,829
     Equipment purchases.................        11,731         9,508         7,993
     Information systems purchases.......         1,787         3,366         4,193
                                           ------------  ------------  ------------
                                           $     83,114  $     95,843  $     94,269
                                           ============  ============  ============

     In fiscal 2001, capital expenditures do not include the $64.4 million drawn on the off-balance sheet synthetic lease facility during that fiscal year or the acquisition of Mulberry. As discussed above, the synthetic lease facility was terminated in July 2003 in connection with the refinancing of a portion of our debt.

     Capital expenditure limits under our new revolving credit facility for fiscal year 2004 are $110.0 million. Also, we have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and the new credit facility.

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

     For a description of our significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application. Management has reviewed the development and selection of these estimates and their related disclosure with the Audit Committee of the Board of Directors.

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

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its estimated fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

     Impairment charges were as follows, with dollars in thousands:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 30, 2003  May 31, 2002  June 1, 2001
                                           ------------  ------------  ------------
     Impairment charges included in
       depreciation expense..............  $      2,682  $      2,982  $      1,049
     Impairment charges included in
       depreciation expense within
       discontinued operations...........           664           583            --
                                           ------------  ------------  ------------
         Total impairment charges........  $      3,346  $      3,565  $      1,049
                                           ============  ============  ============

     Goodwill and other indefinite-lived intangible assets must be tested at least annually for impairment and written down to their fair market values, if necessary. At June 1, 2002, we had $42.6 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal 2003, as required by SFAS No. 142. Although quoted market prices are typically the best evidence in determining fair value, we used the value of our stock as determined by the Board of Directors, as it was a more practical measure to perform the transitional impairment test. The quoted market price for our stock is not the best value indicator due to limited trading volume. The fair value of the reporting unit related to the recorded goodwill, as of June 1, 2002, exceeded the carrying value at the same date; hence, there was no evidence of impairment. During the fourth quarter of fiscal 2003, we performed the annual impairment test and again determined there was no evidence that the $42.6 million of goodwill was impaired. We will perform our annual impairment test in the fourth quarter of each subsequent fiscal year. Please refer to "Initial Adoption of Accounting Policies" below.

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair value of these investments using multiples of comparable companies and discounted cash flow analysis. During the fourth quarters of fiscal 2003 and 2002, we wrote down a minority investment by $6.7 million and $2.3 million, respectively, due to a reduced valuation on the subject company and dilution of our minority investment.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred, but not yet reported or paid, based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The insurance expense and accrued obligations for these self-insurance programs were as follows, with dollars in thousands:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 30, 2003  May 31, 2002  June 1, 2001
                                           ------------  ------------  ------------
     Insurance expense  ................   $     46,753  $     32,634  $     23,592
     Accrued obligations at end of
       the fiscal year..................         45,131        35,473        31,483

     Rising costs for medical care and stop loss coverage have resulted in significant increases in workers' compensation and medical insurance expenses. Our internal estimates are reviewed annually and updated quarterly by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

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

Initial Adoption of Accounting Policies

     During the fiscal year ended May 30, 2003, we adopted the following new accounting pronouncements. Please also refer to "Item 8. Financial Statements and Supplementary Data."

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Therefore, we ceased amortization of goodwill at June 1, 2002. Goodwill amortization was $2.4 million and $1.1 million, pretax, during fiscal 2002 and 2001, respectively.

     Impairment of Long-Lived Assets and Discontinued Operations. Effective June 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business.

SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 does not apply to goodwill and other indefinite-lived intangible assets, as these assets are governed by SFAS No.142, as discussed above.

     We have determined that the 28 centers closed during fiscal 2003, which included five owned and 23 leased centers, met the criteria of discontinued operations. Therefore, the operating results for these 28 centers were classified as discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. Discontinued operations were as follows, with dollars in thousands:

                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           May 30, 2003  May 31, 2002  June 1, 2001
                                           ------------  ------------  ------------
     Revenues, net......................   $      4,505  $     10,485  $      9,780
     Operating expenses.................          5,583        11,819        10,008
                                           ------------  ------------  ------------
       Operating loss...................         (1,078)       (1,334)         (228)
     Interest expense...................             (1)           (3)           (2)
                                           ------------  ------------  ------------
       Discontinued operations before
         income tax.....................         (1,079)       (1,337)         (230)
     Income tax benefit.................            427           528            88
                                           ------------  ------------  ------------
       Discontinued operations, net
         of tax.........................   $       (652) $       (809) $       (142)
                                           ============  ============  ============

     We believe that most of our future center closures will now be categorized as discontinued operations. The owned centers that meet the criteria of held for sale have been classified as current in the consolidated balance sheets for all periods presented. As a result, property and equipment of $0.7 million and $1.8 million was classified as current assets held for sale at May 30, 2003 and May 31, 2002, respectively.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was adopted in the second quarter of fiscal 2003. SFAS No. 146 requires costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 was effective for disposal activities initiated after December 31, 2002. This adoption did not have a material impact on our financial position or results of operations.

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. We have provided the required disclosures commencing with this report. See "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies, Stock-Based Compensation."

     FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision was applicable to guarantees issued or modified after December 31, 2002. FIN 45 does not have an impact on our financial position as a result of paying off the synthetic lease facility in July 2003 as part of our refinancing.

Recently Issued Accounting Pronouncements

     FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. FIN 46 will be effective during the second quarter of our fiscal year 2004. We do not anticipate an impact to our financial position or results of operations.

     SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 is effective in our first quarter of our fiscal year 2004. We do not anticipate a material impact to our financial position or results of operations.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in our second quarter of our fiscal year 2004. This statement is not expected to have a material impact to our financial position or results of operations.

Seasonality

     See "Item 1. Business, Seasonality."

Governmental Laws and Regulations Affecting Us

     See "Item 1. Business, Governmental Laws and Regulations Affecting Us."

Inflation and Wage Increases

     We do not believe that the effect of inflation on the results of our operations has been significant in recent periods, including the last three fiscal years.

     Expenses for salaries, wages and benefits represented approximately 55.2% of net revenues for fiscal 2003. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We had no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $290.0 million at May 30, 2003. We also had no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable, which aggregated $5.6 million at May 30, 2003. However, we had cash flow exposure on certain industrial revenue bonds subject to variable LIBOR, which aggregated $8.5 million at May 30, 2003. Accordingly, a 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $0.1 million in each of fiscal 2003, 2002 and 2001. In addition, we also had cash flow exposure on our vehicle leases with variable interest rates. A

1% (100 basis points) change in the interest rate defined in the vehicle lease agreement would have resulted in rent expense changing by approximately $0.5 million for each of fiscal 2003, 2002 and 2001.

     We have cash flow exposure on the CMBS Loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS Loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement. In addition, we have cash flow exposure on our new revolving credit facility which is subject to LIBOR pricing. The new credit facility currently bears interest at a rate equal to LIBOR plus 3.25%, which is subject to change based on the achievement of certain performance measures.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                            May 30, 2003   May 31, 2002
                                                            ------------   ------------
Assets
Current assets:
   Cash and cash equivalents..............................  $     18,066   $      8,619
   Receivables, net.......................................        31,493         31,657
   Prepaid expenses and supplies..........................         9,423          9,948
   Deferred income taxes..................................        14,500         13,904
   Assets held for sale...................................           684          1,787
                                                            ------------   ------------
      Total current assets................................        74,166         65,915

Property and equipment, net...............................       665,815        701,639
Deferred income taxes.....................................         1,868              8
Goodwill..................................................        42,565         42,565
Other assets..............................................        26,679         35,324
                                                            ------------   ------------
                                                            $    811,093   $    845,451
                                                            ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts........................................  $      9,304   $      9,779
   Accounts payable.......................................         8,888          9,836
   Current portion of long-term debt......................        13,744          6,237
   Accrued expenses and other liabilities.................       109,671        106,374
                                                            ------------   ------------
      Total current liabilities...........................       141,607        132,226

Long-term debt............................................       441,336        526,080
Long-term self-insurance liabilities......................        22,771         15,723
Deferred income taxes.....................................         3,696         12,208
Other noncurrent liabilities..............................        66,524         35,945
                                                            ------------   ------------
      Total liabilities...................................       675,934        722,182
                                                            ------------   ------------

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
      shares; none outstanding............................            --             --
   Common stock, $.01 par value; authorized 100,000,000
      shares; issued and outstanding 19,661,216 and
      19,819,352 shares, respectively                                197            198
   Additional paid-in capital.............................        25,909         28,107
   Notes receivable from stockholders.....................        (1,085)        (1,426)
   Retained earnings......................................       110,297         96,882
   Accumulated other comprehensive loss...................          (159)          (492)
                                                            ------------   ------------
      Total stockholders' equity..........................       135,159        123,269
                                                            ------------   ------------
                                                            $    811,093   $    845,451
                                                            ============   ============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                        Fiscal Year Ended
                                            ------------------------------------------
                                            May 30, 2003   May 31, 2002   June 1, 2001
                                            ------------   ------------   ------------
Revenues, net.............................  $    850,043   $    818,949   $    733,617
                                            ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits...........       469,611        454,009        402,209
   Depreciation and amortization..........        59,422         58,249         46,049
   Rent...................................        52,573         47,733         38,138
   Provision for doubtful accounts........         5,088          7,378          6,257
   Other..................................       192,748        177,119        165,871
   Restructuring charges (reversals)......            --             --           (100)
                                            ------------   ------------   ------------
       Total operating expenses...........       779,442        744,488        658,424
                                            ------------   ------------   ------------
     Operating income.....................        70,601         74,461         75,193
Investment income.........................           420            560            582
Interest expense..........................       (41,032)       (44,075)       (48,818)
 Loss on minority investment..............        (6,700)        (2,265)            --
                                            ------------   ------------   ------------
   Income before income taxes,
     discontinued operations and
     cumulative effect of a change in
     accounting principle, net............        23,289         28,681         26,957
Income tax expense........................        (9,222)       (11,329)       (10,354)
                                            ------------   ------------   ------------
   Income before discontinued operations
     and cumulative effect of a change in
     accounting principle, net............        14,067         17,352         16,603
Discontinued operations net of income tax
   benefit of $427, $528 and $88,
   respectively...........................          (652)          (809)          (142)
                                            ------------   ------------   ------------
   Income before cumulative effect of a
     change in accounting principle.......        13,415         16,543         16,461
 Cumulative effect of a change in
  accounting principle, net of income tax
  benefit of $484.........................            --             --           (790)
                                            ------------   ------------   ------------
     Net income...........................  $     13,415   $     16,543   $     15,671
                                            ============   ============   ============

Basic net income per share:
Income before discontinued operations and
   cumulative effect of a change in
   accounting principle, net..............  $       0.71   $       0.87   $       0.87
Discontinued operations, net of taxes.....         (0.03)         (0.04)         (0.01)
Cumulative effect of a change in
   accounting principle, net of taxes.....            --             --          (0.04)
                                            ------------   ------------   ------------
       Net income.........................  $       0.68   $       0.83   $       0.82
                                            ============   ============   ============

Diluted net income per share:
Income before discontinued operations and
   cumulative effect of a change in
   accounting principle, net..............  $       0.70   $       0.86   $       0.86
Discontinued operations, net of taxes.....         (0.03)         (0.04)         (0.01)
   Cumulative effect of a change in
     accounting principle, net of taxes...            --             --          (0.04)
                                            ------------   ------------   ------------
       Net income.........................  $       0.67   $       0.82   $       0.81
                                            ============   ============   ============

Weighted average common shares outstanding:
  Basic...................................    19,700,888     19,819,352     19,072,726
  Diluted.................................    19,908,010     20,110,688     19,274,502

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)

                                                                             Notes                   Accumulated
                                    Common Stock         Additional     Receivable                         Other
                                 ---------------------      Paid-in           from      Retained   Comprehensive
                                     Shares    Amount       Capital   Stockholders      Earnings            Loss        Total
                                 ----------   --------   ----------   ------------   -----------   -------------   ----------
Balance at June 2, 2000........  18,963,874   $    190   $   13,414   $     (1,186)  $    64,668    $       (413)  $   76,673
Comprehensive income:
  Net income...................          --         --           --             --        15,671              --       15,671
  Cumulative translation
    adjustment.................          --         --           --             --            --            (145)        (145)
                                                                                                                   ----------
    Total comprehensive income.                                                                                        15,526
Issuance of common stock.......     882,024          8       12,074           (264)           --              --       11,818
Repurchase of common stock.....     (26,546)        --         (324)            --            --              --         (324)
Proceeds from collection
  of stockholders' notes
  receivable...................          --         --           --             95            --              --           95
Reversal of pre-fresh
  start contingency............          --         --        2,943             --            --              --        2,943
                                 ----------   --------   ----------   ------------   -----------   -------------   ----------
    Balance at June 1,2001.....  19,819,352        198       28,107         (1,355)       80,339            (558)     106,731
Comprehensive income:
  Net income...................          --         --           --             --        16,543              --       16,543
  Cumulative translation
    adjustment.................          --         --           --             --            --              66           66
                                                                                                                   ----------
    Total comprehensive income.                                                                                        16,609
Proceeds from collection
  of stockholders' notes
  receivable...................          --         --           --             35            --              --           35
Issuances of stockholders'
  notes receivable.............          --         --           --           (106)           --              --         (106)
                                 ----------   --------   ----------   ------------   -----------   -------------   ----------
    Balance at May 31, 2002....  19,819,352        198       28,107         (1,426)       96,882            (492)     123,269
Comprehensive income:
  Net income...................          --         --           --             --        13,415              --       13,415
  Cumulative translation
    adjustment.................          --         --           --             --            --             333          333
                                                                                                                   ----------
    Total comprehensive income..                                                                                       13,748
Retirement of common stock......   (119,838)        (1)      (1,645)            --            --              --       (1,646)
Repurchase of common stock......    (38,298)        --         (553)            --            --              --         (553)
Proceeds from collection
  of stockholders' notes
  receivable....................         --         --           --            341            --              --          341
                                 ----------   --------   ----------   ------------   -----------   -------------   ----------
Balance at May 30, 2003......... 19,661,216   $    197   $   25,909   $     (1,085)  $   110,297   $        (159)  $  135,159
                                 ==========   ========   ==========   ============   ===========   =============   ==========

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            Fiscal Year Ended
                                                ------------------------------------------
                                                May 30, 2003   May 31, 2002   June 1, 2001
                                                ------------   ------------   ------------
Cash flows from operations:
  Net income..................................  $     13,415   $     16,543   $     15,671
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation............................        60,172         55,968         45,480
      Amortization of deferred financing
        costs, goodwill, other intangible
        assets and deferred gain on
        sale-leasebacks.......................         2,102          5,941          4,132
      Provision for doubtful accounts.........         5,256          7,499          6,394
      Loss on minority investment.............         6,700          2,265             --
      Gain on sales and disposals of
        property and equipment................        (1,851)          (529)        (1,125)
      Deferred tax expense (benefit)..........       (10,968)         6,431           (116)
      Changes in operating assets and
        liabilities:
        Increase in receivables...............        (6,740)       (10,387)        (9,492)
        Decrease (increase) in prepaid
          expenses and supplies...............           526         (2,113)           273
        Decrease (increase) in other assets...          (287)        (1,485)         3,852
        Increase (decrease) in accounts
          payable, accrued expenses and
          other liabilities...................        10,052          7,267          4,747
      Other, net..............................           333             66           (145)
                                                ------------   ------------   ------------
    Net cash provided by operating activities.        78,710         87,466         69,671
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment.........       (83,114)       (95,843)       (94,269)
  Acquisitions of previously constructed
    centers...................................            --             --        (17,257)
  Acquisition of new subsidiary, net of
    cash acquired.............................            --             --        (15,189)
  Investments accounted for under the
    cost method...............................            --             --        (10,074)
  Issuance of notes receivable................          (114)            --         (4,836)
  Proceeds from sales of property and
    equipment.................................        93,975          8,862          7,948

  Proceeds from collection of notes
    receivable................................            --             26            145
                                                ------------   ------------   ------------
    Net cash provided (used) by investing
      activities..............................        10,747        (86,955)      (133,532)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........        56,000         57,128        108,000
  Payments on long-term borrowings............      (133,237)       (51,769)       (44,836)
  Deferred financing costs....................        (1,242)            --             --
  Payments on capital leases..................          (844)        (1,288)        (1,647)
  Proceeds from issuance of common stock......            --             --            270
  Proceeds from collection of
    stockholders' notes receivable............           341             35             95
  Issuances of stockholders' notes
    receivable................................            --           (106)          (264)
  Repurchases of common stock.................          (553)            --           (324)
  Bank overdrafts.............................          (475)           451          4,779
                                                ------------   ------------   ------------
    Net cash provided (used) by financing
      activities.............................        (80,010)         4,451         66,073
                                                ------------   ------------   ------------
      Increase in cash and cash
        equivalents..........................          9,447          4,962          2,212
  Cash and cash equivalents at the
    beginning of the fiscal year.............          8,619          3,657          1,445
                                                ------------   ------------   ------------
  Cash and cash equivalents at the end of
    the fiscal year..........................   $     18,066   $      8,619   $      3,657
                                                ============   ============   ============
   Supplemental cash flow information:
      Interest paid..........................   $     36,608   $     41,360   $     45,415
      Income taxes paid, net.................         18,985         11,614         12,552
  Non-cash financial activities:
      Retirement of common stock.............   $      1,646   $         --   $         --
      Property and equipment under
        capital leases.......................             --          4,390            559
      Conversion of stock on a minority
        investment...........................             --          2,225             --

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care services in the United States. At May 30, 2003, we served approximately 127,000 children and their families at 1,264 child care centers. At our child care centers, education and care services are provided to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at May 30, 2003.

     We operate child care centers under two brands as follows:

     o KinderCare - At May 30, 2003, we operated 1,194 KinderCare centers. The brand was established in 1969 and includes centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers at May 30, 2003, which are located primarily in the northeast region of the United States and southern California. In addition, we had 12 service contracts to operate before- and after-school programs.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,264 centers, at May 30, 2003, are 47 employer-sponsored centers. In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered in either online or correspondence format. We have made minority investments in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program and Chancellor Beacon Academies, Inc., a charter school management company.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year. References to fiscal 2003, fiscal 2002 and fiscal 2001 are to the 52 weeks ended May 30, 2003, the 52 weeks ended May 31, 2002 and the 52 weeks ended June 1, 2001, respectively. We utilize a financial reporting schedule comprised of 13 four-week periods. Our fiscal year ends on the Friday closest to May 31. The first quarter includes 16 weeks and the second, third and fourth quarters each include 12 weeks.

     Revenue Recognition. We recognize revenue for child care services as earned in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Net revenues include tuition, fees and non-tuition income, reduced by discounts. We receive fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue. Registration and education fees are amortized over the estimated average enrollment period, not to exceed 12 months. Tuition, other fees and non-tuition income are recognized as the related services are provided.

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

     Advertising. Costs incurred to produce media advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. Costs related to website development are capitalized or expensed in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 identifies the characteristics of internal use software and related costs, and provides guidance on whether the costs should be expensed as incurred or capitalized. Other advertising costs are expensed as incurred. Advertising costs were $10.8 million, $12.1 million and $12.5 million during fiscal 2003, 2002 and 2001, respectively.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash held in banks and liquid investments with maturities, at the date of acquisition, not exceeding 90 days.

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical experience, specific customer issues, governmental funding levels and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from our estimates.

     Property and Equipment. Property and equipment are stated at cost. Interest and overhead costs incurred in the construction of buildings and leasehold improvements are capitalized. Depreciation on buildings and equipment is provided on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the lease term, including expected lease renewal options where we have the unqualified right to exercise the option and expect to exercise such option.

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

     Asset Impairments. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We regularly evaluate long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, we record an impairment charge, if necessary, to reduce the carrying value to estimated fair value. During fiscal 2003, 2002 and 2001, impairment charges of $3.3 million, $3.6 million and $1.0 million, respectively, were recorded with respect to certain underperforming and undeveloped centers. The impairment charges are included as a component of depreciation expense from continuing and discontinued operations in the statement of operations.

     Goodwill and Other Intangible Assets. Effective June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, we ceased amortization of goodwill at June 1, 2002. Amortization of goodwill for fiscal 2002 and 2001 was $2.4 million and $1.1 million, pre-tax, respectively. These assets must now be tested at least annually for impairment and written down to their fair market values, if necessary. At June 1, 2002, we had $42.6 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal 2003, as required by SFAS No. 142. In addition, we performed our annual impairment test in the fourth quarter of fiscal 2003. Although quoted market prices are the best evidence in determining fair value, we used the value of our stock as determined by the Board of Directors, as it was a more practical measure to perform the transitional impairment test. The fair value of the reporting unit related to the recorded goodwill, as of June 1, 2002 and May 30, 2003, exceeded the carrying value at the same date, hence there was no evidence of impairment.

     If SFAS No. 142 had been adopted in the prior fiscal year, our pro forma net income and net income per share for fiscal 2002 and 2001 would have been as follows, with dollars in thousands, except per share amounts:

                                                          Fiscal Year Ended
                                 ---------------------------------------------------------------------
                                          May 31, 2002                          June 1, 2001
                                 ---------------------------------   ---------------------------------
                                              Net income per share                Net income per share
                                       Net   ---------------------         Net   ---------------------
                                    Income       Basic     Diluted      Income       Basic     Diluted
                                 ---------   ---------   ---------   ---------   ---------   ---------
Reported.....................    $  16,543   $    0.83   $    0.82   $  15,671   $    0.82   $    0.81
Goodwill amortization,
  net of applicable taxes....        2,042        0.10        0.10         809        0.04        0.04
                                 ---------   ---------   ---------   ---------   ---------   ---------
    Adjusted.................    $  18,585   $    0.93   $    0.92   $  16,480   $    0.86   $    0.85
                                 =========   =========   =========   =========   =========   =========

     Certain amounts of goodwill amortization were not tax deductible in fiscal 2002 and 2001, and therefore are not shown net of tax above. Non-deductible goodwill amortization was $1.4 million and $0.3 million in fiscal 2002 and 2001, respectively.

     Our finite-lived intangibles, which are non-competition agreements, included in other assets in the consolidated balance sheets were as follows, with dollars in thousands:

                                    May 30, 2003   May 31, 2002   June 1, 2001
                                    ------------   ------------   ------------
Original cost...................    $      3,151   $      3,151   $      3,151
Accumulated amortization........          (3,145)        (2,754)         (1,874)
                                    ------------   ------------   ------------
  Net book value................    $          6   $        397   $      1,277
                                    ============   ============   ============
Amortization expense during the
  fiscal year...................    $        391   $        880   $         13
                                    ============   ============   ============

     These intangible assets are amortized on a straight-line basis over their contractual lives that range from 3 to 5 years. Amortization of these intangibles will be substantially complete in the second quarter of fiscal year 2004.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of the related debt facilities. Such method approximates the effective yield method.

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair value of these investments using multiples of comparable companies and discounted cash flow analysis. During the fourth quarters of fiscal 2003 and 2002, we wrote down a minority investment by $6.7 million and $2.3 million, respectively, due to a reduced valuation on the subject company and dilution of our minority investment.

     Self-Insurance Programs. We are self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical insurance coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims incurred. A summary of self-insurance liabilities was as follows, with dollars in thousands:

                                     May 30, 2003   May 31, 2002   June 1, 2001
                                     ------------   ------------   ------------
Balance at the beginning of the
  fiscal year......................  $     35,473  $      31,483   $     29,485
Expense............................        46,753         32,634         23,592
Claims paid........................       (37,095)       (28,643)       (21,594)
                                     ------------   ------------   ------------
  Balance at the end of the fiscal
    year...........................        45,131         35,473         31,483
Less current portion of
  self-insurance liabilities.......        22,360         19,750         15,664
                                     ------------   ------------   ------------
     Long-term portion of self-
        insurance liabilities......  $     22,771   $     15,723   $     15,819
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

     Stock-Based Compensation. We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, had been applied in measuring compensation expense.

     Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 148, our net income and basic and diluted net income per share would have been as follows, with dollars in thousands, except per share data:

                                                      Fiscal Year Ended
                                          ------------------------------------------
                                          May 30, 2003   May 31, 2002   June 1, 2001
                                          ------------   ------------   ------------
Reported net income...................... $     13,415   $     16,543   $     15,671
Compensation cost for stock option plan..         (346)          (509)          (600)
                                          ------------   ------------   ------------
Pro forma net income..................... $     13,069   $     16,034   $     15,071
                                          ============   ============   ============
Pro forma net income per share:
  Basic income per share before
    discontinued operations and
    cumulative effect of a change in
    accounting principle, net............ $       0.69   $       0.84   $       0.84
  Discontinued operations, net of taxes..        (0.03)         (0.04)         (0.01)
  Cumulative effect of a change in
    accounting principle, net of taxes...           --             --          (0.04)
                                          ------------   ------------   ------------
       Adjusted net income per share..... $       0.66   $       0.80   $       0.79
                                          ============   ============   ============
  Diluted income per share before
    discontinued operations and
    cumulative effect of a change in
    accounting principle, net............ $       0.68   $       0.83   $       0.83
  Discontinued operations, net of taxes..        (0.03)         (0.04)         (0.01)
  Cumulative effect of a change in
    accounting principle, net of taxes...           --             --          (0.04)
                                          ------------   ------------   ------------
       Adjusted net income, per share.... $       0.65   $       0.79   $       0.78
                                          ============   ============   ============

     A summary of the weighted average fair values was as follows:

                                                     Fiscal Year Ended
                                          ------------------------------------------
                                          May 30, 2003   May 31, 2002   June 1, 2001
                                          ------------   ------------   ------------
Weighted average fair value, using the
   Black-Scholes option pricing model.... $       4.27   $       5.55   $       5.07
Assumptions used to estimate the
   present value of options at the
   grant date:
     Volatility..........................         36.2%          36.5%          34.1%
     Risk-free rate of return............          3.9%           4.7%           6.2%
     Dividend yield......................          0.0%           0.0%           0.0%
     Number of years to exercise options.            7              7              7

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

     Discontinued Operations. Effective June 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions, for the disposal of a segment of business. SFAS No. 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

     We closed 28 centers in fiscal 2003, which included five owned and 23 leased centers. These center closures meet the criteria of discontinued operations in SFAS No. 144. The operating results for these 28 centers were classified as discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. A summary of discontinued operations follows, with dollars in thousands:

                                                     Fiscal Year Ended
                                          ------------------------------------------
                                          May 30, 2003   May 31, 2002   June 1, 2001
                                          ------------   ------------   ------------
   Revenues, net........................  $      4,505   $     10,485   $      9,780
   Operating expenses...................         5,583         11,819         10,008
                                          ------------   ------------   ------------
     Operating loss.....................        (1,078)        (1,334)          (228)
   Interest expense.....................            (1)            (3)            (2)
                                          ------------   ------------   ------------
     Discontinued operations before
       income tax.......................        (1,079)        (1,337)          (230)
   Income tax benefit...................           427            528             88
                                          ------------   ------------   ------------
     Discontinued operations, net
       of tax...........................  $       (652)  $       (809)  $       (142)
                                          ============   ============   ============

     Operating expenses included impairment charges of $0.7 million and $0.6 million for fiscal 2003 and 2002, respectively, and gains on closed center sales in the amount of $1.2 million for fiscal 2003. The owned centers that meet the criteria of held for sale have been classified as current in the consolidated balance sheets for all periods presented. As a result, property and equipment of $0.7 million and $1.8 million was classified as current assets held for sale at May 30, 2003 and May 31, 2002, respectively.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                                Fiscal Year Ended
                                     ------------------------------------------
                                     May 30, 2003   May 31, 2002   June 1, 2001
                                     ------------   ------------   ------------
Basic weighted average common
  shares outstanding..............     19,700,888     19,819,352     19,072,726
Dilutive effect of options........        207,122        291,336        201,776
                                     ------------   ------------   ------------
Diluted weighted average common
  shares outstanding..............     19,908,010     20,110,688     19,274,502
                                     ============   ============   ============
Shares excluded from potential
  shares due to their
  anti-dilutive effect............        981,060        299,060        394,910
                                     ============   ============   ============

     Stock split. On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these consolidated financial statements and notes thereto for the fiscal years ended May 30, 2003, May 31, 2002 and June 1, 2001 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to
100.0 million shares.

     Reporting for Segments. We operate in one reportable segment.

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

     Guarantees. Financial Accounting Standards Board ("FASB") Interpretation 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision was applicable to guarantees issued or modified after December 31, 2002. FIN 45 does not currently have an impact on our financial position as a result of paying off the synthetic lease facility in July 2003 as part of our refinancing.

     Recently Issued Accounting Pronouncements. FASB FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. FIN 46 will become effective during the second quarter of our fiscal year 2004. We do not anticipate an impact to our financial position or results of operations.

     SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 is effective in our first quarter of our fiscal year 2004. We do not anticipate a material impact to our financial position or results of operations.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in our second quarter of our fiscal year 2004. This statement is not expected to have a material impact to our financial position or results of operations.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if our assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include the timing of revenue recognition, the allowance for doubtful accounts, long-lived and intangible asset valuations and any resulting impairment, the valuation of our investments, the adequacy of our self-insurance obligations and future tax liabilities.

     Reclassifications. As a result of the 28 centers closed in fiscal 2003, we have restated amounts previously reported in our consolidated statements of operations for fiscal years 2002 and 2001 to reflect the results of discontinued operations separate from continuing operations. We have also restated the first three quarters of fiscal 2003 and each of the four quarters of fiscal 2002 for similar reasons. See "Note 16. Quarterly Results (Unaudited)." In addition, certain other prior period amounts have been reclassified to conform to the current year's presentation.

3.   Receivables

     Receivables consisted of the following, with dollars in thousands:

                                             May 30, 2003  May 31, 2002
                                             ------------  ------------
        Tuition............................  $     34,399  $     33,996
        Allowance for doubtful accounts....        (4,837)       (6,381)
                                             ------------  ------------
                                                   29,562        27,615
        Other..............................         1,931         4,042
                                             ------------  ------------
                                             $     31,493  $     31,657
                                             ============  ============

4.   Prepaid Expenses and Supplies

     Prepaid expenses and supplies consisted of the following, with dollars in thousands:

                                             May 30, 2003  May 31, 2002
                                             ------------  ------------
        Inventories........................  $      2,946  $      4,167
        Prepaid rent.......................         1,943         2,211
        Other..............................         4,534         3,570
                                             ------------  ------------
                                             $      9,423  $      9,948
                                             ============  ============

5.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                               May 30, 2003  May 31, 2002
                                               ------------  ------------
        Land.................................  $    157,711  $    165,232
        Buildings and leasehold improvements.       586,780       577,610
        Equipment............................       183,653       178,242
        Construction in progress.............        22,708        35,907
                                               ------------  ------------
                                                    950,852       956,991
        Accumulated depreciation and
        amortization.........................      (285,037)     (255,352)
                                               ------------  ------------
                                               $    665,815  $    701,639
                                               ============  ============

6.   Other Assets

     Other assets consisted of the following, with dollars in thousands:

                                               May 30, 2003  May 31, 2002
                                               ------------  ------------
        Minority investments, cost method....  $     10,047  $     15,757
        Deferred financing costs.............         8,203        11,405
        Notes receivable.....................         1,423         2,548
        Other................................         7,006         5,614
                                               ------------  ------------
                                               $     26,679  $     35,324
                                               ============  ============

7.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following, with dollars in thousands:

                                               May 30, 2003  May 31, 2002
                                               ------------  ------------
    Accrued compensation, benefits and
      related taxes..........................  $     32,655  $     30,589
    Current portion of self-insurance
      liabilities............................        22,360        19,750
    Deferred revenue.........................        19,165        20,032
    Accrued property taxes...................         9,161         8,879
    Accrued interest.........................         8,060         8,975
    Accrued income taxes.....................         6,632         5,854
    Current portion of capital lease
      obligations............................           226           854
    Other....................................        11,412        11,441
                                               ------------  ------------
                                               $    109,671  $    106,374
                                               ============  ============

8.   Long-Term Debt

     Long-term debt consisted of the following, with dollars in thousands:

Secured:                                                          May 30, 2003    May 31, 2002
                                                                  ------------    ------------
     Borrowings under revolving credit facility, interest at:
     o    May 30, 2003 - adjusted LIBOR plus 1.25%, of 2.57%
          and ABR of 4.25%
     o    May 31, 2002 - adjusted LIBOR plus 1.50%, from
          3.34% to 3.67%......................................... $    104,000    $    175,000
     Term loan facility, interest at adjusted LIBOR plus 2.50%,
       of 3.82% and 4.43%, respectively..........................       47,000          47,500
     Industrial refunding revenue bonds at variable rates of
       interest of 1.70% and 1.60% to 2.50%, respectively,
       supported by letters of credit, maturing calendar 2009....        8,500          12,598
     Industrial revenue bonds secured by real property with
       maturities to calendar 2005 at interest rates of 2.98% to
       4.55% and 3.33% to 4.55%, respectively....................        3,739           3,846
     Real and personal property mortgages payable in monthly
       installments through calendar 2005, interest rates of
       7.00% and 8.00% to 8.25%, respectively....................           34             920
Unsecured:
     Senior subordinated notes due calendar 2009, interest at
       9.5%, payable semi-annually...............................      290,000         290,000
     Notes payable in monthly installments through calendar 2008,
       interest rate at 8.00%....................................        1,807           2,453
                                                                  ------------    ------------
                                                                       455,080         532,317
   Less current portion of long-term debt........................       13,744           6,237
                                                                  ------------    ------------
                                                                  $    441,336    $    526,080
                                                                  ============    ============

     Refinancing. In July 2003 we refinanced a portion of our debt. We obtained a new $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the balance on the then existing revolving credit facility, the term loan facility and the synthetic lease facility. We also used a portion of the remaining proceeds to repurchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A," the $104.0 million balance on our previous revolving credit facility and our annual $0.5 million installment on our term loan were classified as long-term debt at May 30, 2003.

     Mortgage Loan. The $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers located in 33 states. We refer to the mortgage loan as the CMBS Loan and the 475 mortgaged centers as the CMBS Centers. In connection with the CMBS Loan, the CMBS Centers were transferred to a newly formed wholly owned subsidiary of ours, which is the borrower under the CMBS Loan and which is referred to as the CMBS Borrower. Because the CMBS Centers are is owned by the CMBS Borrower and subject to the CMBS Loan, recourse to the CMBS Centers by our creditors will be effectively subordinated to recourse by holders of the CMBS Loan.

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a 30-year amortization (based on an assumed rate of 6.5%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.0% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

     Each of the centers included in the CMBS Centers is being ground leased by the CMBS Borrower to another wholly owned subsidiary formed in connection with the CMBS Loan, which is referred to as the CMBS Operator and is being managed by us pursuant to a management agreement with the CMBS Operator.

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 9, 2005, the loan may be partially prepaid
(a) up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium and (b) up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 13 periods ended July 1, 2003 was approximately $83.0 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of the rent due under the ground lease with the CMBS Operator. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive quarters. The maximum annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The maximum annual rent under the ground lease is $34.0 million for the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us.

     Credit Facility. Our new $125.0 million credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings.

     The credit facility bears interest, at our option, at either of the following rates, which are adjusted in quarterly increments based on the achievement of performance goals:

     o an adjusted LIBOR rate plus, a rate ranging from 2.00% to 3.25%, dependent upon the ratio of total consolidated debt to total consolidated EBITDA, initially 3.25% at August 22, 2003.

     o an alternative base rate plus, a rate ranging from 0.75% to 2.00%, dependent upon the ratio of total consolidated debt to total consolidated EBITDA.

     ---------------

     EBITDA is defined in the credit facility as net income before interest expense, income taxes, depreciation, amortization , non-recurring charges, non-cash charges, gains and losses on asset sales, restructuring charges or reserves and non-cash gains.

     The credit facility contains customary covenants and provisions that restrict our ability to:

     o    make certain fundamental changes to our business,

     o    consummate asset sales,

     o    declare dividends,

     o    grant liens,

     o incur additional indebtedness, amend the terms of or repay certain indebtedness, and

     o    make capital expenditures.

     In addition, the credit facility requires us to meet or exceed certain leverage and interest and lease expense coverage ratios.

     Under the new revolving credit facility we are required to pay a commitment fee at a rate ranging from 0.40% to 0.50% on the available commitment. The fee is payable quarterly in arrears. In addition, we are required to pay a letter of credit fee at a rate of LIBOR minus 0.125% plus a fronting fee of 0.125%. These fees are also payable quarterly in arrears.

     Series A Through E Industrial Revenue Bonds. We are obligated to various issuers of industrial revenue bonds, which are referred to as refunded IRBs. Such bonds mature in calendar 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds that were used to finance the cost of acquiring, constructing and equipping specific centers. At May 30, 2003, the refunded IRBs bore interest at a variable rate of 1.70%, and each was secured by a letter of credit under the revolving credit facility.

     Other Industrial Revenue Bonds. We are also obligated to various issuers of other industrial revenue bonds that mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care centers. The IRBs are secured by these centers. At May 30, 2003, the IRBs bore interest at rates of 2.98% to 4.55%.

     Senior Subordinated Notes. In fiscal 1997, we issued $300.0 million aggregate principal amount of 9.5% unsecured senior subordinated notes under an indenture between Marine Midland Bank, as trustee, and us. During fiscal 2000 we acquired $10.0 million aggregate principal amount of our 9.5% senior subordinated debt at an aggregate price of $9.6 million. This transaction resulted in a write-off of deferred financing costs of $0.3 million and a gain of approximately $0.1 million.

     During the fourth quarter of fiscal 2003, we committed to acquire $11.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $11.1 million, which included loss of $0.1 million. In addition, this transaction resulted in the write-off of deferred financing costs of $0.2 million. The $0.3 million of costs related to the loss and the write-off of the deferred financing costs associated with the repurchase were included in interest expense in fiscal 2003. The $11.4 million aggregate purchase, which included $0.3 million of accrued interest, was completed in June 2003.

     During fiscal year 2004, we have acquired an additional $41.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $41.8 million, resulting in the write-off of deferred financing costs of $0.9 million and a loss of approximately $0.8 million that will be recognized during fiscal 2004. We used $37.0 million of proceeds from our debt refinancing and $4.0 million of cash flow from operations to repurchase the 9.5% senior subordinated notes. We will continue to repurchase aggregate principal amounts of our 9.5% subordinated notes using cash flow from operations and proceeds under our sale-leaseback program as long as the market supports such transactions.

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

     Principal Payments. At May 30, 2003, the aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 30, 2003 were as follows, with dollars in thousands:

          Fiscal Year:
          2004........................................ $     13,744
          2005........................................        6,297
          2006........................................        2,810
          2007........................................        2,815
          2008........................................      178,838
          Thereafter..................................      250,576
                                                       ------------
                                                       $    455,080
                                                       ============

     In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A," the $104.0 million balance on our previous revolving credit facility and the current portion of our $47.0 million term loan facility were classified as long-term debt at May 30, 2003 since those current obligations were financed on a long-term basis subsequent to May 30, 2003. Both are reflected above in accordance with the payment schedule required as a result of the refinancing.

9.   Restructuring Charges (Reversals)

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

     By June 1, 2001 we had paid and/or entered into contractual commitments to pay $3.9 million of lease termination and closure costs for such closed centers. During the fourth quarter of fiscal 2001, the remaining reserve of $0.1 million was reversed.

     A summary of the lease termination reserve was as follows, with dollars in thousands:

     Balance at June 2, 2000...................................... $   2,946
     Payments with respect to the closed centers..................    (2,176)
     Contractual commitments with respect to the closed centers...      (670)
     Reversal of remaining reserve................................      (100)
                                                                   ---------
       Balance at June 1, 2001.................................... $      --
                                                                   =========

A summary of the aggregate financial operating performance of the 61 closed centers was as follows, with dollars in thousands:

                                           Fiscal Year Ended
                               ----------------------------------------
                               May 30, 2003  May 31, 2002  June 1, 2001
                               ------------  ------------  ------------
     Net revenues............. $         --  $         --  $      2,131
     Operating losses.........           63           191           951

10.  Income Taxes

     The provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle consisted of the following, with dollars in thousands:

                                            Fiscal Year Ended
                                ------------------------------------------
                                May 30, 2003   May 31, 2002   June 1, 2001
                                ------------   ------------   ------------
Current:
  Federal...................... $     14,683   $      3,042   $      7,025
  State........................        4,975          1,388          3,403
  Foreign......................          105            (60)           (46)
                                ------------   ------------   ------------
                                      19,763          4,370         10,382
Deferred:
  Federal......................       (8,003)         5,868            152
  State........................       (1,048)           753             23
  Foreign......................       (1,917)          (190)          (291)
                                ------------   ------------   ------------
                                     (10,968)         6,431           (116)
                                ------------   ------------   ------------
Income tax expense, net of
  discontinued operations......        8,795         10,801         10,266
Income tax benefit related
  to discontinued operations...          427            528             88
                                ------------   ------------   ------------
Income tax expense............. $      9,222   $     11,329   $     10,354
                                ============   ============   ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes and cumulative effect of a change in accounting principle was as follows, with dollars in thousands:

                                                      Fiscal Year Ended
                                          ------------------------------------------
                                          May 30, 2003   May 31, 2002   June 1, 2001
                                          ------------   ------------   ------------
Expected tax provision at the federal
  rate of 35%...........................  $      7,781   $      9,565   $      9,080
State income taxes, net of federal tax
  benefit...............................         1,080          1,330          1,258
Goodwill and other non-deductible
  expenses..............................           401            678            272
Tax credits, net of valuation
  adjustment............................          (780)          (780)        (1,050)
Other, net..............................           313              8            706
                                          ------------   ------------   ------------
                                          $      8,795   $     10,801   $     10,266
                                          ============   ============   ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were summarized as follows, with dollars in thousands:

                                                 May 30, 2003   May 31, 2002
                                                 ------------   ------------
Deferred tax assets:
  Deferred gains and deferred revenue..........  $     14,618   $         --
  Self-insurance reserves......................        14,118         11,693
  Compensation payments........................         5,132          4,668
  Tax credits..................................         3,317          7,214
  Net operating loss carryforwards.............         2,282          1,987
  Property and equipment, basis differences....         1,118            226
  Other........................................         7,663          5,302
                                                 ------------   ------------
    Total gross deferred tax assets............        48,248         31,090
      Less valuation allowance.................        (5,336)        (5,211)
                                                 ------------   ------------
    Net deferred tax assets....................        42,912         25,879
                                                 ------------   ------------
Deferred tax liabilities:
  Property and equipment, basis differences....       (20,031)       (14,707)
  Property and equipment, basis differences of
    foreign subsidiaries.......................        (5,059)        (5,716)
  Stock basis of foreign subsidiary............        (3,621)        (3,622)
  Goodwill.....................................        (1,500)            --
  Other........................................           (29)          (130)
                                                 ------------   ------------
    Total gross deferred tax liabilities.......       (30,240)       (24,175)
                                                 ------------   ------------
    Financial statement net deferred tax assets  $     12,672   $      1,704
                                                 ============   ============

     The valuation allowance increased by $0.1 million during fiscal 2003 due to the creation of foreign net operating loss carryforwards, of which the eventual utilization are in doubt. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If we are unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if we recognize taxable income of a suitable nature and in the appropriate periods, the valuation allowance will be reduced through a decrease in tax expense in future periods.

     At May 30, 2003, we had $2.5 million of net operating losses available for carryforward that expire over various dates through fiscal year 2010. Utilization of the net operating losses is subject to an annual limitation. We have tax credits available for carryforward for federal income tax purposes of $3.2 million, which are available to offset future federal income taxes through fiscal year 2023.

11.  Benefit Plans

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

     During fiscal 2003, the Board of Directors adopted the 2002 Stock Purchase and Option Plan for Key California Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the California Stock Plan. The California Stock Plan authorizes 100,000 shares of our common stock as available for grants. The California Stock Plan is substantially similar to the 1997 plan, except for modifications required by California law.

     During fiscal 2001, certain officers purchased 22,024 shares of restricted common stock in aggregate, respectively, under the terms of the 1997 Plan. No shares were purchased in fiscal 2003 or 2002. All of the officers, with the exception of the CEO, have executed term notes in order to purchase restricted stock. The term notes mature from calendar 2005 to 2011 and bear interest at rates ranging from 2.69% to 4.44% per annum, payable semi-annually on June 30 and December 31. At May 30, 2003, the term notes totaled $1.1 million and are reflected as a component of stockholders' equity.

     Grants or awards under the 1997 Plan and the California Plan are made at fair market value as determined by the Board of Directors. Options granted during fiscal 2003, 2002 and 2001 have exercise prices ranging from $12.21 to $14.67 per share. At May 30, 2003, options outstanding had exercise prices ranging from $9.50 to $14.67. A summary of outstanding options for the 1997 Plan and the California Plan was as follows:

                                                        Weighted
                                              Number     Average
                                                  of    Exercise
                                              Shares       Price
                                           ---------    --------
          Outstanding at June 2, 2000...   1,669,684    $   9.87
     Granted............................     194,060       12.26
     Canceled...........................     (91,366)       9.95
                                           ---------    --------
        Outstanding at June 1, 2001.....   1,772,378       10.12
     Granted............................     125,000       13.66
     Canceled...........................     (35,000)      12.14
                                           ---------    --------
        Outstanding at May 31, 2002.....   1,862,378       10.32
     Granted............................     583,000       14.52
     Canceled...........................    (151,742)      11.77
                                           ---------    --------
         Outstanding at May 30, 2003....   2,293,636    $  11.29
                                           =========    ========

     The stock options granted were non-qualified options that vest 20% per year over a five-year period. Options outstanding at May 30, 2003 had the following characteristics:

                                            1997 Plan  California Plan
                                            ---------  ---------------
     Exercisable options..................  1,460,860            1,000
     Weighted average exercise price......  $    9.89        $   13.61
     Remaining average contractual life,
       in years...........................        5.8              8.4

     There were 2,213,362 shares and 93,000 shares available for issuance under the 1997 Plan and the California Plan at May 30, 2003, respectively.

     We have adopted the disclosure only provisions of SFAS No. 148. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to or less than the fair value of the underlying stock on the date of grant. Please see "Note 2. Summary of Significant Accounting Policies, Stock-Based Compensation" for our pro forma disclosures of net income and earnings per share had compensation cost been recognized for our stock options.

     Savings and Investment Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. Effective June 10, 2003, the Board approved the adoption of a new prototype plan. All employees, other than highly compensated employees, over the age of 21 are eligible to participate in the Savings Plan on entry dates of April 1 and October 1, whichever most closely follows the employee's date of hire. Participants may contribute, in increments of 1%, up to $12,000 per calendar year to the Savings Plan. We have matched participants' contributions up to 1% of compensation on a discretionary basis. During fiscal years 2003, 2002 and 2001, we contributed $0.4 million, $0.3 million and $0.4 million, respectively, to the Savings Plan.

     Nonqualified Deferred Compensation Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, effective August 1, 1996 and approved a restatement of the plan effective January 1, 1999. Under the Nonqualified Deferred Compensation Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. We have matched participants' contributions up to 1% of compensation on a discretionary basis. During each of fiscal years 2003, 2002 and 2001 we contributed $0.1 million to the Nonqualified Deferred Compensation Plan.

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

12.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for our financial instruments at May 30, 2003 and May 31, 2002.

     Cash and cash equivalents, receivables, investments and current liabilities. Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at May 30, 2003 and May 31, 2002 because of the short-term maturity of these instruments. Our minority investments, accounted for under the cost method, are recorded at cost or net realizable value, which approximate fair value.

     Long-term debt. Based on recent market activity, the estimated fair value of our $290.0 million of 9.5% senior subordinated notes was $293.1 million at May 30, 2003. At May 31, 2002, the estimated fair value approximated the $290.0 million book value of the 9.5% senior subordinated notes. The carrying values for our remaining long-term debt of $165.1 and $242.3 million at May 30, 2003 and May 31, 2002, respectively, approximated market value based on current rates. At August 22, 2003, we had $238.0 million outstanding on our 9.5% senior subordinated notes with an estimated fair value of $244.0 million.

13.  Acquisitions

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

     Both acquisitions were accounted for under the purchase method. The results of operations for Mulberry and NLKK for the periods subsequent to the acquisitions were included in our results of operations for all periods presented. The purchase price for both transactions was allocated to the assets and liabilities of the respective companies based on their estimated fair values. Goodwill from the purchase of Mulberry totaled $26.4 million and from NLKK totaled $15.2 million. The net book value of goodwill related to these acquisitions was $40.0 million at May 30, 2003 and May 31, 2002 and $38.6 million at June 1, 2001.

14.  Commitments and Contingencies

     We conduct a portion of our operations from leased or subleased day care centers. At May 30, 2003, we leased 529 operating centers under various lease agreements that average twenty year terms. Most leases contain standard renewal clauses. A majority of the leases contain standard covenants and restrictions, all of which we were in compliance with at May 30, 2003. A majority of the leases are classified as operating leases for financial reporting purposes. We have 15 center leases that were classified as capital leases, as well as certain equipment capital leases.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. The sales are summarized as follows, with dollars in thousands:

                                              Fiscal Year Ended
                                   ----------------------------------------
                                   May 30, 2003  May 31, 2002  June 1, 2001
                                   ------------  ------------  ------------
     Number of centers............           41             5            --
     Net proceeds from completed
       sales...................... $     88,783  $      9,180  $         --
     Deferred gains...............       32,507         2,600            --

     The deferred gains are amortized on a straight-line basis typically over a period of 15 years.

     Each vehicle in our fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that we guarantee specified residual values upon cancellation. At May 30, 2003, our residual guarantee was $5.7 million. In most cases, we expect that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $9.2 million, $9.8 million and $11.7 million for fiscal 2003, 2002 and 2001, respectively.

     Following is a schedule of future minimum lease payments under capital and operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 30, 2003, with dollars in thousands:

                                             Capitalized    Operating
                                                  Leases       Leases
                                             -----------  -----------
     Fiscal Year:
     2004..................................  $     2,535  $    47,727
     2005..................................        2,240       41,412
     2006..................................        2,279       38,520
     2007..................................        2,396       34,866
     2008..................................        2,415       31,709
     Subsequent years......................       18,221      224,260
                                             -----------  -----------
                                                  30,086  $   418,494
                                                          ===========
     Less amounts representing interest....       14,190
                                             -----------
        Present value of minimum
          capitalized lease payments at
          May 30, 2003.....................  $    15,896
                                             ===========

     In July 2003 we completed a refinancing of a portion of our debt, which included terminating the $97.9 million synthetic lease facility. See "Note 8. Long-Term Debt."

     The present value of the future minimum lease payments for leases classified as capital leases were as follows, with dollars in thousands:

                                                May 30, 2003   May 31, 2002
                                                ------------   ------------
Present value of minimum capitalized lease
   payments...................................  $     15,896   $     16,740
Less current portion of capitalized lease
   obligations................................           769            854
                                                ------------   ------------
     Long-term capitalized lease obligations..  $     15,127   $     15,886
                                                ============   ============

     The net book value of property and equipment recorded under capital leases was as follows, with dollars in thousands:

                                                May 30, 2003   May 31, 2002
                                                ------------   ------------
Buildings under capital leases................  $     16,595   $     16,573
Equipment under capital leases................         5,203          5,308
                                                ------------   ------------
                                                      21,798         21,881
Accumulated depreciation......................        (8,801)        (6,731)
                                                ------------   ------------
Net book value of property and equipment
    under capital leases......................  $     12,997   $     15,150
                                                ============   ============

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period. A total of 44 centers were constructed for $97.9 million. As noted above, the synthetic lease facility was terminated in July 2003 as part of our refinancing. The 44 centers are now owned by us and the assets will be reflected in our fiscal year 2004 consolidated financial statements.

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation of which we are aware will materially affect our financial position, operating results or cash flows, although assurance cannot be given with respect to the ultimate outcome of any such actions.

15.  Subsequent Event

     In July 2003 we refinanced a portion of our debt. We obtained a $300.0 million mortgage loan, as well as a new $125.0 million revolving credit facility. See "Note 8. Long-Term Debt" for a more detailed discussion of the mortgage loan and revolving credit facility.

16.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 2003 and fiscal 2002 was as follows, with dollars in thousands, except per share data. The first quarter of each fiscal year included 16 weeks and the second, third and fourth quarters each included 12 weeks. The quarterly results for the first three quarters of fiscal 2003 and each of the four quarters of fiscal 2002 were restated to exclude the operating results of 28 centers closed in fiscal 2003. The operating results for these centers were classified as discontinued operations.

                                            First        Second         Third        Fourth
                                          Quarter       Quarter       Quarter    Quarter(a)
                                      -----------   -----------   -----------   -----------
Fiscal Year ended May 30, 2003
   Revenues, net...................   $   255,039   $   196,127   $   192,742   $   206,135
   Operating income................        13,992        15,847        19,075        21,687
   Net income......................           457         4,300         5,298         3,360
   Net income per share:
     Basic net income per share....   $      0.02   $      0.22   $      0.27   $      0.17
     Diluted net income per share..          0.02          0.22          0.27          0.17
Fiscal Year ended May 31, 2002
   Revenues, net...................   $   245,152   $   189,694   $   185,309   $   198,794
   Operating income................        11,467        19,529        21,596        21,869
   Net income (loss)...............        (1,770)        5,453         7,148         5,712
   Net income (loss) per share:
    Basic net income (loss) per
      share........................   $    (0.09)   $      0.27   $      0.36   $      0.29
    Diluted net income (loss) per
      share........................        (0.09)          0.27          0.35          0.29

(a) Net income during the fourth quarter of fiscal 2003 and fiscal 2002 included a loss on minority investment of $4.0 million and $1.4 million, net of taxes, respectively.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.

We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc., and subsidiaries as of May 30, 2003 and May 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended May 30, 2003, May 31, 2002 and June 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 30, 2003 and May 31, 2002, and the results of their operations and their cash flows for each of the years ended May 30, 2003, May 31, 2002 and June 1, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective June 1, 2002.

DELOITTE & TOUCHE LLP

Portland, Oregon
August 11, 2003

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                   ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal year ended May 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing under the caption "Election of Directors" and "Board of Directors Meetings, Committees and Compensation" in our Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

     Information regarding executive officers is included in Part I of this report, see "Item 4(a), Executive Officers of the Registrant."

     Information required by Item 405 of Regulation S-K appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement is hereby incorporated by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions "Board of Directors Meetings, Committees and Compensation" and under "Executive Compensation" in our 2003 Proxy Statement is hereby incorporated by reference. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," for information concerning our equity compensation plans.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2003 Proxy Statement is hereby incorporated by reference. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," for information concerning our equity compensation plans.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Certain Relationships and Related Transactions," in our 2003 Proxy Statement is hereby incorporated by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing under the caption "Independent Public Accountants" in our 2003 Proxy Statement is hereby incorporated by reference.

                                     PART IV

               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this report or incorporated herein by reference:

(a)(1)   Financial Statements:

                                                                          Page
     Consolidated balance sheets at May 30, 2003 and May 31, 2002......     42
     Consolidated statements of operations for the fiscal years
           ended May 30, 2003, May 31, 2002 and June 1, 2001...........     43
     Consolidated statements of stockholders' equity and
           comprehensive income for the fiscal years ended
           May 30, 2003, May 31, 2002 and June 1, 2001.................     44
     Consolidated statements of cash flows for the fiscal year ended
           May 30, 2003, May 31, 2002 and June 1, 2001.................     45
     Notes to consolidated financial statements........................  46-65
     Independent auditors' report......................................     66

(a)(2)   Schedules to Financial Statements: None.

(a)(3) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

Exhibit   Description
Number    of Exhibits
-------   ---------------

  2(a) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  3(a) Amended and Restated Certificate of Incorporation of KinderCare (incorporated by reference from Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

  3(b) Restated Bylaws of KinderCare effective September 1, 2001 (incorporated by reference from Exhibit 3(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 21, 2001).

  4(a) Indenture dated February 13, 1997 between KinderCare and Marine Midland Bank, as Trustee (incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  4(b) First Supplemental Indenture dated September 1, 1999 to the Indenture dated as of February 13, 1997 between KinderCare and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (incorporated by reference from Exhibit 4(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 17, 1999).

  4(c) Form of 9.5% Series B Senior Subordinated Note due 2009 (incorporated by reference from Exhibit 4.3 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  10(a) Revolving Credit Agreement dated July 1, 2003 among KinderCare, the several lenders from time to time parties thereto (referred to as Lenders), and Citicorp North America, Inc. as Administrative Agent for the lenders.

  10(b) Guarantee dated July 1, 2003 among certain subsidiaries of KinderCare and Citicorp North America, Inc.

Exhibit   Description
Number    of Exhibits
-------   ---------------

  10(c) Pledge Agreement dated July 1, 2003 among KinderCare, certain subsidiaries of KinderCare and Citicorp North America, Inc..

  10(d) Security Agreement dated July 1, 2003 among KinderCare, certain subsidiaries of KinderCare and Citicorp North America, Inc.

  10(e) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated July 1, 2003 from KinderCare and certain subsidiaries of KinderCare to Citicorp North America, Inc.

  10(f) Registration Rights Agreement dated February 13, 1997 among KCLC Acquisition, KLC Associates L.P. and KKR Partners II, L.P. (incorporated by reference from Exhibit 10.2 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  10(g) Lease between 600 Holladay Limited Partnership and KinderCare dated June 2, 1997 (incorporated by reference from Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended May 30, 1997).

  10(h) Addendum dated June 28, 2000 to Lease dated June 2, 1997 between 600 Holladay Limited Partnership and KinderCare (incorporated by reference from Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarterly period ended September 22, 2000).

  10(i)* 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries (incorporated by reference from Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

  10(j)*  2002 Stock Purchase and Option Plan for Key California Employees.

  10(k)* Form of Restated Management Stockholder's Agreement (incorporated by reference from Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

  10(l)* Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10(g) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

  10(m)* Form of Restated Sale Participation Agreement (incorporated by reference from Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended June 1, 2001).

  10(n)*  Form of Term Note.

  10(o)* Form of Pledge Agreement (incorporated by reference from Exhibit 10(h) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

  10(p)* Stockholders' Agreement dated as of February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from
          Exhibit 10(l) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

  10(q)* Nonqualified Stock Option Agreement dated February 14, 1997 between KinderCare and David J. Johnson (incorporated by reference from
          Exhibit 10(j) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

  10(r)* Sale Participation Agreement dated February 14, 1997 among KKR Partners II, L.P., KLC Associates, L.P. and David J. Johnson (incorporated by reference from Exhibit 10(k) to our Quarterly Report on Form 10-Q for the quarterly period ended September 19, 1997).

  10(s)*  Directors' Deferred Compensation Plan (incorporated by reference from
          Exhibit 10(q) to our Annual Report on Form 10-K for the fiscal year ended May 29, 1998).

  10(t) Form of Indemnification Agreement for Directors and Officers of KinderCare (incorporated by reference from Exhibit 10(r) to our Annual Report on Form 10-K for the fiscal year ended May 29, 1998).

  10(u)* Restated Nonqualified Deferred Compensation Plan effective January 1, 1999 (incorporated by reference from Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarterly period ended March 5, 1999).

  10(v)* Form of Executive Split Dollar Life Insurance Agreement (incorporated by reference from Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarterly period ended March 5, 1999).

Exhibit   Description
Number    of Exhibits
-------   ---------------

  10(w) Loan Agreement dated July 1, 2003 between KC Propco, LLC and Morgan Stanley Mortgage Capital, Inc.

  10(x) First Amendment to Loan Agreement dated August 1, 2003 between KC Propco, LLC and Morgan Stanley Capital, Inc.

  10(y) Management Agreement dated July 1, 2003 between KC Opco, LLC and KinderCare.

  10(aa) Lease Agreement dated July 1, 2003 between KC Propco, LLC and KC Opco, LLC.

  10(bb)* Form of letter regarding the Fiscal Year 2004 Management Bonus Plan.

  10(cc)* Employment Separation Agreement, Waiver and Release dated October 9,
          2002, between KinderCare and Robert Abeles (incorporated by reference from Exhibit 10(aa) of our Registration Statement on Form 10, filed December 9, 2002, File No. 0-17098).

  21      Subsidiaries of KinderCare.

  23      Independent Auditors' Consent - Deloitte & Touche LLP.

  31(a)   Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31(b)   Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32(a)   Section 1350 Certification of Chief Executive Officer.

  32(b)   Section 1350 Certification of Chief Financial Officer.

  *       Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K: Filed April 22, 2003 for third quarter earnings released April 21, 2003.

(c) Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2003:


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

                                        By: /s/ DAN R. JACKSON
                                            ------------------------------------
                                            Dan R. Jackson
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                        By: /s/ HENRY R. KRAVIS
                                            ------------------------------------
                                            Henry R. Kravis
                                            Director

                                        By: /s/ GEORGE R. ROBERTS
                                            ------------------------------------
                                            George R. Roberts
                                            Director

                                        By: /s/ MICHAEL W. MICHELSON
                                            ------------------------------------
                                            Michael W. Michelson
                                            Director

                                        By: /s/ SCOTT C. NUTTALL
                                            ------------------------------------
                                            Scott C. Nuttall
                                            Director

                                        By: /s/ RICHARD J. GOLDSTEIN
                                            ------------------------------------
                                            Richard J. Goldstein
                                            Director