Form 10-Q
period 2003-09-19
KINDERCARE LEARNING CENTERS INC /DE
filed 2003-11-03
CIK 832812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 19, 2003

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

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at October 31, 2003 was 19,696,797.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information................................................ 2

         Item 1.  Unaudited financial statements:

                  Consolidated balance sheets at September 19, 2003
                    and May 30, 2003 (unaudited).............................. 2

                  Consolidated statements of operations for the sixteen
                    weeks ended September 19, 2003 and September 20,
                    2002 (unaudited).......................................... 3

                  Consolidated statements of stockholders' equity and
                    comprehensive income (loss) for the sixteen weeks
                    ended September 19, 2003 and the fiscal year ended
                    May 30, 2003 (unaudited).................................. 4

                  Consolidated statements of cash flows for the sixteen
                    weeks ended September 19, 2003 and September 20,
                    2002 (unaudited).......................................... 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations.........................13

         Item 3.  Quantitative and qualitative disclosures about market risk..25

         Item 4.  Controls and procedures.....................................26

Part II. Other Information....................................................27

         Item 4.  Submission of matters to a vote of security holders.........27

         Item 6.  Exhibits and reports on Form 8-K............................27

Signatures....................................................................28

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          September 19,          May 30,
                                                                  2003             2003
                                                          ------------     ------------
Assets
Current assets:
   Cash and cash equivalents............................  $     18,861     $     18,066
   Receivables, net.....................................        35,201           31,493
   Prepaid expenses and supplies........................        10,077            9,423
   Deferred income taxes................................        11,154           14,500
   Assets held for sale.................................         1,002            1,126
                                                          ------------     ------------
       Total current assets.............................        76,295           74,608

 Property and equipment, net............................       751,115          665,372
 Deferred income taxes..................................         5,380            1,868
 Goodwill...............................................        42,565           42,565
 Deferred financing costs...............................        22,290            9,445
 Other assets...........................................        22,484           17,235
                                                          ------------     ------------
                                                          $    920,129     $    811,093
                                                          ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts......................................  $      8,738     $      9,304
   Accounts payable.....................................         9,114            8,888
   Current portion of long-term debt....................         4,026           13,744
   Accrued expenses and other liabilities...............        97,659          109,671
                                                          ------------     ------------
       Total current liabilities........................       119,537          141,607

 Long-term debt.........................................       564,373          441,336
 Long-term self-insurance liabilities...................        25,722           22,771
 Deferred income taxes..................................         5,711            3,696
 Other noncurrent liabilities...........................        72,647           66,524
                                                          ------------     ------------
       Total liabilities................................       787,990          675,934
                                                          ------------     ------------
 Commitments and contingencies..........................            --               --

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding..............            --               --
   Common stock, $.01 par value; authorized 100,000,000
       shares; issued and outstanding 19,696,797 and
       19,661,216, respectively.........................           197              197
   Additional paid-in capital...........................        26,425           25,909
   Notes receivable from stockholders...................        (1,578)          (1,085)
   Retained earnings....................................       107,284          110,297
   Accumulated other comprehensive loss.................          (189)            (159)
                                                          ------------     ------------
       Total stockholders' equity.......................       132,139          135,159
                                                          ------------     ------------
                                                          $    920,129     $    811,093
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

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                              Sixteen Weeks Ended
                                                          -----------------------------
                                                          September 19,    September 20,
                                                                  2003             2002
                                                          ------------     ------------
Revenues, net...........................................  $    260,849     $    253,607
                                                          ------------     ------------
Operating expenses:
   Salaries, wages and benefits.........................       147,014          144,692
   Depreciation and amortization........................        18,623           17,101
   Rent.................................................        16,998           15,043
   Provision for doubtful accounts......................         1,883            1,688
   Other................................................        64,100           61,095
                                                          ------------     ------------
       Total operating expenses.........................       248,618          239,619
                                                          ------------     ------------
     Operating income...................................        12,231           13,988
Investment income.......................................            72              108
Interest expense........................................       (12,963)         (12,839)
   Loss on the early extinguishment of debt.............        (3,669)              --
                                                          ------------     ------------
   Income (loss) before income taxes and
     discontinued operations............................        (4,329)           1,257
Income tax benefit (expense)............................         1,713             (498)
                                                          ------------     ------------
     Income (loss) before discontinued operations.......        (2,616)             759
Discontinued operations, net of income tax
   benefit of $260 and $198, respectively...............          (397)            (302)
                                                          ------------     ------------
     Net income (loss)..................................  $     (3,013)    $        457
                                                          ============     ============

Basic and diluted net income (loss) per share:
   Income (loss) before discontinued operations.........  $      (0.13)    $       0.04
   Discontinued operations, net.........................         (0.02)           (0.02)
                                                          ------------     ------------
     Net income (loss)..................................  $      (0.15)    $       0.02
                                                          ============     ============

Weighted average common shares outstanding:
  Basic.................................................    19,684,402       19,771,203
  Diluted...............................................    19,684,402       19,973,777

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Notes                Accumulated
                                          Common Stock     Additional    Receivable                      Other
                                      --------------------    Paid-in          from    Retained  Comprehensive
                                          Shares    Amount    Capital  Stockholders    Earnings           Loss       Total
                                      ----------  --------  ---------  ------------  ----------  -------------  ----------
Balance at May 31, 2002.............. 19,819,352  $    198  $  28,107  $     (1,426) $   96,882  $        (492) $  123,269
Comprehensive income:
  Net income.........................         --        --         --            --      13,415             --      13,415
  Cumulative translation
    adjustment.......................         --        --         --            --          --            333         333
                                                                                                                ----------
    Total comprehensive income.......                                                                               13,748
Retirement of common stock...........   (119,838)       (1)    (1,645)           --          --             --      (1,646)
Repurchase of common stock...........    (38,298)       --       (553)           --          --             --        (553)
Proceeds from collection of
  stockholders' notes receivable.....         --        --         --           341          --             --         341
                                      ----------  --------  ---------  ------------  ----------  -------------  ----------
    Balance at May 30, 2003.......... 19,661,216  $    197  $  25,909  $     (1,085) $  110,297  $        (159) $  135,159
Comprehensive loss:
  Net loss...........................         --        --         --            --      (3,013)            --      (3,013)
  Cumulative translation adjustment..         --        --         --            --          --            (30)        (30)
                                                                                                                ----------
    Total comprehensive loss.........                                                                               (3,043)
Issuance of common stock.............     48,739        --        714            --          --             --         714
Repurchase of common stock...........    (13,158)       --       (198)           --          --             --        (198)
Issuance of stockholders' notes
  receivable.........................         --        --         --          (638)         --             --        (638)
Proceeds from collection of
  stockholders' notes receivable.....         --        --         --           145          --             --         145
                                      ----------  --------  ---------  ------------  ----------  -------------  ----------
    Balance at September 19, 2003.... 19,696,797  $    197  $  26,425  $     (1,578) $  107,284  $        (189) $  132,139
                                      ==========  ========  =========  ============  ==========  =============  ==========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Sixteen Weeks Ended
                                                          -----------------------------
                                                          September 19,    September 20,
                                                                  2003             2002
                                                          ------------     ------------
Cash flows from operations:
  Net income (loss).....................................  $     (3,013)    $        457
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation......................................        18,890           17,180
      Amortization of deferred financing costs and
        deferred gain on sale-leasebacks................         3,167            1,034
      Provision for doubtful accounts...................         1,901            1,749
      Gain on sales and disposals of property and
        equipment.......................................           (50)             (74)
      Deferred tax expense..............................         1,848            3,273
      Changes in operating assets and liabilities:
        Increase in receivables.........................        (5,609)          (5,698)
        Increase in prepaid expenses and supplies.......          (654)          (1,724)
          (Increase) decrease in other assets...........        (4,483)             115
        Decrease in accounts payable, accrued
          expenses and other current and noncurrent
          liabilities...................................        (8,019)         (10,565)
      Other, net........................................           (30)             209
                                                          ------------     ------------
    Net cash provided by operating activities...........         3,948            5,956
                                                          ------------     ------------
Cash flows from investing activities:
  Purchases of property and equipment...................       (16,478)         (34,739)
  Purchases of property and equipment previously in
    the synthetic lease facility........................       (97,851)              --

  Proceeds from sales of property and equipment.........        16,290           14,612
  Proceeds from (issuance of) notes receivable..........          (759)              52
                                                          ------------     ------------
    Net cash used by investing activities..............        (98,798)         (20,075)
                                                          ------------     ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...................        327,000           36,000
  Payments on long-term borrowings.....................       (213,681)         (20,612)
  Deferred financing costs related to refinanced debt..        (16,890)              --
  Payments on capital leases...........................           (241)            (433)
  Proceeds from issuance of common stock...............            714               --
  Proceeds from collection of stockholders' notes
    receivable.........................................            145              101
  Issuance of notes receivable to stockholders.........           (638)              --
  Repurchase of common stock...........................           (198)              --
  Bank overdrafts......................................           (566)            (258)
                                                          ------------     ------------
    Net cash provided by financing activities..........         95,645           14,798
                                                          ------------     ------------
      Increase in cash and cash equivalents............            795              679
  Cash and cash equivalents at the beginning of
    the period.........................................         18,066            8,619
                                                          ------------     ------------
  Cash and cash equivalents at the end of the
    period.............................................   $     18,861     $      9,298
  Supplemental cash flow information:
      Interest paid....................................   $     16,612     $     16,717
      Income taxes paid, net...........................          1,927            1,141

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At September 19, 2003, we served approximately 118,000 children and their families at 1,260 child care centers. At our child care centers, we provide educational and care services to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at September 19, 2003.

     We operate early childhood education and care centers under two brands as follows:

     o KinderCare - At September 19, 2003, we operated 1,190 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers at September 19, 2003, which are located primarily in the northeast region of the United States and southern California. In addition we had eight service contracts to operate before-and-after-school programs.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,260 centers at September 19, 2003, are 45 employer-sponsored centers. In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered in either online or correspondence format. We have made minority investments in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program, and Chancellor Beacon Academies, Inc., an education management company.

     This report will be available on our website, kindercare.com, as soon as practicable after filing with the Securities and Exchange Commission. The information on our website is not incorporated by reference in this report.

     Fiscal Year. References to fiscal 2004 and fiscal 2003 are to the 52 weeks ended May 29, 2004 and May 30, 2003, respectively. Our fiscal year ends on the Friday closest to May 31. The first quarter is comprised of 16 weeks and ended on September 19, 2003 in fiscal 2004 and September 20, 2002 in fiscal 2003. The second, third and fourth quarters are each comprised of 12 weeks.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The unaudited consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at September 19, 2003, and our results of operations and cash flows for the sixteen weeks ended September 19, 2003 and September 20, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

     Revenue Recognition. We recognize revenue for child care services as earned in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Net revenues include tuition, fees and non-tuition income, reduced by discounts. We receive fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue. Registration and education fees are amortized over the estimated average enrollment period, not to exceed twelve months. Tuition, other fees and non-tuition income are recognized as the related services are provided.

     Restricted Cash. Restricted cash includes cash held in connection with our $300.0 million mortgage loan, see "Note 3. Long-Term Debt." At September 19, 2003, restricted cash of $2.9 million was included in other assets in our unaudited consolidated balance sheet. The restricted cash relates primarily to capital expenditure requirements for our collateralized centers under the mortgage loan.

     Property and Equipment, net. In connection with our debt refinancing in July 2003, our $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers. In addition, we mortgaged another 119 of our owned centers for our new revolving credit facility. At September 19, 2003, the net book value of $401.0 million for these 594 centers was included in property and equipment, net in our unaudited consolidated balance sheet.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of related debt facilities. Such method approximates the effective yield method. At September 19, 2003 and May 30, 2003, deferred financing costs were $22.3 million and $8.2 million, respectively. The increase in deferred financing costs for the sixteen weeks ended September 19, 2003 was due to our debt refinancing in July 2003, see "Note 3. Long-Term Debt." A summary of the increase was as follows, with dollars in thousands:

       Balance at May 30, 2003..............................  $   9,445
       Deferred financing cost additions....................     16,890
       Deferred financing costs written-off in connection
         with refinancing...................................     (2,870)
       Amortization of deferred financing costs for the
         sixteen weeks ended September 19, 2003.............     (1,175)
                                                              ---------
         Balance at September 19, 2003......................  $  22,290
                                                              =========

     Comprehensive Income (Loss). Comprehensive income (loss) is comprised of the following, for the periods indicated, with dollars in thousands:

                                                Sixteen Weeks Ended
                                            -----------------------------
                                            September 19,    September 20,
                                                    2003             2002
                                            ------------     ------------
     Net income (loss)..................... $     (3,013)    $        457
     Cumulative translation adjustment.....          (30)             209
                                            ------------     ------------
                                            $     (3,043)    $        666
                                            ============     ============

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

     Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 148, our net income and basic and diluted net income
(loss) per share would have been as follows, with dollars in thousands, except per share data:

                                                    Sixteen Weeks Ended
                                                -----------------------------
                                                September 19,    September 20,
                                                        2003             2002
                                                ------------     ------------
  Reported net income (loss)..................  $     (3,013)    $        457
  Compensation cost for stock option
    plan, net of taxes........................          (290)            (200)
                                                ------------     ------------
  Pro forma net income (loss).................  $     (3,303)    $        257
                                                ============     ============
  Pro forma net income (loss) per share:
    Basic and diluted net income (loss)
      per share before discontinued
      operations, net.........................  $      (0.15)    $       0.03
    Discontinued operations, net of taxes.....         (0.02)           (0.02)
                                                ------------     ------------
        Adjusted net income (loss) per share..  $      (0.17)    $       0.01
                                                ============     ============

     A summary of the weighted average fair values was as follows:

                                                    Sixteen Weeks Ended
                                                -----------------------------
                                                September 19,    September 20,
                                                        2003             2002
                                                ------------     ------------
  Weighted average fair value of options
    granted during the period, using the
    Black-Scholes option pricing model........  $       7.04     $       4.57
  Assumptions used to estimate the present
    value of options at the grant date:
      Volatility..............................          48.2%            38.7%
      Risk-free rate of return................           3.7%             4.3%
      Dividend yield..........................           0.0%             0.0%
      Number of years to exercise options.....             7                7

     Discontinued Operations. Discontinued operations included the operating results for the twelve centers closed during the sixteen weeks ended September 19, 2003 and the 28 centers closed in fiscal year 2003 for all periods presented. A summary of discontinued operations was as follows with dollars in thousands:

                                                    Sixteen Weeks Ended
                                                -----------------------------
                                                September 19,    September 20,
                                                        2003             2002
                                                ------------     ------------
  Revenues, net...............................  $        454     $      3,854
  Operating expenses..........................         1,111            4,534
                                                ------------     ------------
    Operating loss............................          (657)            (500)
  Income tax benefit..........................           260              198
                                                ------------     ------------
    Discontinued operations, net of tax.......  $       (397)    $       (302)

     Of the center closures, four were held for sale at September 19, 2003. As a result, $1.0 million and $1.1 million of property and equipment was classified as current in the unaudited consolidated balance sheet at September 19, 2003 and September 20, 2002, respectively.

     Net Income (Loss) per Share. The difference between basic and diluted net income (loss) per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows:

                                                    Sixteen Weeks Ended
                                                -----------------------------
                                                September 19,    September 20,
                                                        2003             2002
                                                ------------     ------------
  Basic weighted average common shares
    outstanding.............................      19,684,402       19,771,203
  Dilutive effect of options................              --          202,574
                                                ------------     ------------
  Diluted weighted average common shares
    outstanding.............................      19,684,402       19,973,777
                                                ============     ============
  Shares excluded from potential shares due
    to their anti-dilutive effect...........       2,671,089        1,022,910
                                                ============     ============

     Recently Issued Accounting Pronouncements. Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. The implementation of FIN 46 has been delayed and will be effective during the third quarter of our fiscal year 2004. We do not anticipate an impact to our financial position or results of operations.

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

3.   Long-Term Debt

     Long-term debt consisted of the following, with dollars in thousands:

                                                              September 19,        May 30,
                                                                      2003           2003
                                                              ------------   ------------
  Secured:
  Mortgage loan payable in monthly installments
    through July 2008, interest at adjusted LIBOR
    plus 2.25%, of 3.36% to 3.37%...........................  $    299,456   $         --
  Borrowings under revolving credit facility, interest at:
  o  September 19, 2003 - adjusted LIBOR plus
     3.25% of 4.37%
  o  May 30, 2003 - adjusted LIBOR plus 1.25% of
     2.57% and ABR of 4.25%                                         17,000        104,000
  Term loan facility, interest at adjusted LIBOR
    plus 2.50% of 3.82%.....................................            --         47,000
  Industrial refunding revenue bonds at variable rates
    of interest of 1.25% to 1.70% and 1.60% to 2.50%,
    respectively, supported by letters of credit,
    maturing calendar 2009..................................         8,500          8,500
  Industrial revenue bonds secured by real property with
    maturities to calendar 2005 at interest rates of 2.80%
    to 4.55% and 2.98% to 4.55%, respectively...............         3,733          3,739
  Real and personal property mortgages payable in monthly
    installments through calendar 2005, interest rates of
    7.00%...................................................            31             34

   Unsecured:
   Senior subordinated notes due calendar 2009,
     interest at 9.5%, payable semi-annually................       238,000        290,000
   Notes payable in monthly installments through
     calendar 2008, interest rate at 8.00%..................         1,679          1,807
                                                              ------------   ------------
                                                                   568,399        455,080
   Less current portion of long-term debt...................         4,026         13,744
                                                              ------------   ------------
                                                              $    564,373   $    441,336

     Refinancing. In July 2003 we refinanced a portion of our debt. We obtained a new $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the balance on the then existing revolving credit facility, the term loan facility and the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A," the $104.0 million balance on our previous revolving credit facility and our annual $0.5 million installment on our term loan were classified as long-term debt at May 30, 2003, since they were refinanced on a long-term basis during our first quarter.

     Mortgage Loan. The $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers located in 33 states. We refer to the mortgage loan as the CMBS Loan and the 475 mortgaged centers as the CMBS Centers. In connection with the CMBS Loan, the CMBS Centers were transferred to a newly formed wholly owned subsidiary of ours, which is the borrower under the CMBS Loan and is referred to as the CMBS Borrower. Because the CMBS Centers are owned by the CMBS Borrower and subject to the CMBS Loan, recourse to the CMBS Centers by our creditors will be effectively subordinated to recourse by holders of the CMBS Loan.

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a 30-year amortization (based on an assumed rate of 6.50%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.00% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

     Each of the centers included in the CMBS Centers is being ground leased by the CMBS Borrower to another wholly owned subsidiary formed in connection with the CMBS Loan, which is referred to as the CMBS Operator, and is being managed by us pursuant to a management agreement with the CMBS Operator. Transactions between the CMBS Borrower and the CMBS Operator are eliminated in consolidation since both the CMBS Borrower and the CMBS Operator are wholly owned subsidiaries.

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 9, 2005, the loan may be partially prepaid as follows:

     o up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium, and
     o up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 13 periods ended July 1, 2003 was approximately $83.0 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of the rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent under the ground lease is $34.0 million for the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us.

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

     The credit facility bears interest, at our option, at either of the following rates, which are adjusted in quarterly increments based on the achievement of performance goals:

     o an adjusted LIBOR rate plus, a rate ranging from 2.00% to 3.25% dependent upon the ratio of total consolidated debt to total consolidated EBITDA. At September 19, 2003 our rate was adjusted LIBOR plus 3.25%, or an all-in rate of 4.37%.
     o an alternative base rate plus, a rate ranging from 0.75% to 2.00% dependent upon the ratio of total consolidated debt to total consolidated EBITDA. At September 19, 2003 our rate was the alternative base rate plus 2.00%, or an all-in rate of 6.00%.

     ----------

     EBITDA is defined in the credit facility as net income before interest expense, income taxes, depreciation, amortization, non-recurring charges, non-cash charges, gains and losses on asset sales, restructuring charges or reserves and non-cash gains.

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

     Under the new revolving credit facility we are required to pay a commitment fee at a rate ranging from 0.40% to 0.50% on the available commitment. The fee is payable quarterly in arrears. In addition, we are required to pay a letter of credit fee at a rate ranging from 2.00% to 3.25% minus 0.125% plus, a fronting fee of 0.125%. These fees are also payable quarterly in arrears. At September 19, 2003 our commitment and letter of credit fees were 0.50% and 3.25%, respectively.

4.   Commitments and Contingencies

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the sixteen weeks ended September 19, 2003 as "the first quarter of fiscal 2004" and the sixteen weeks ended September 20, 2002 as "the first quarter of fiscal 2003." Our first fiscal quarter includes 16 weeks and the remaining quarters each include twelve weeks.

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

     A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first four-week period it has prior year net revenues. Non-comparable centers include those that have been closed during the past year.

First Quarter of Fiscal 2004 compared to First Quarter of Fiscal 2003

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                                 Sixteen                   Sixteen                    Change
                                             Weeks Ended     Percent   Weeks Ended       Percent      Amount
                                            September 19,         of  September 20,           of    Increase/
                                                    2003    Revenues          2002      Revenues   (Decrease)
                                            ------------  ----------  ------------  ------------  ----------
Revenues, net.............................  $    260,849       100.0% $    253,607         100.0% $    7,242
                                            ------------  ----------  ------------  ------------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense........................       136,461        52.3       134,719          53.1       1,742
    Region and corporate expense..........        10,553         4.1         9,973           4.0         580
                                            ------------  ----------  ------------  ------------  ----------
      Total salaries, wages and benefits..       147,014        56.4       144,692          57.1       2,322
  Depreciation and amortization...........        18,623         7.1        17,101           6.7       1,522
  Rent....................................        16,998         6.5        15,043           5.9       1,955
  Other...................................        65,983        25.3        62,783          24.8       3,200
                                            ------------  ----------  ------------  ------------  ----------
    Total operating expenses..............       248,618        95.3       239,619          94.5       8,999
                                            ------------  ----------  ------------  ------------  ----------
      Operating income....................  $     12,231         4.7% $     13,988           5.5% $   (1,757)
                                            ============  ==========  ============  ============  ==========

Average weekly tuition rate...............  $     150.88              $     143.06                $     7.82

Occupancy.................................          59.5%                     62.4%                     (2.9)

     Revenues, net. Net revenues increased $7.2 million, or 2.9%, from the same period last year to $260.8 million in the first quarter of fiscal 2004. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $0.8 million, or 0.3%. During the first quarter of fiscal 2004 and 2003, we opened and closed centers as follows:

                                                         Sixteen Weeks Ended
                                                     -----------------------------
                                                     September 19,    September 20,
                                                             2003             2002
                                                     ------------     ------------
  Number of centers at the beginning of the period..        1,264            1,264
  Openings..........................................            8               12
  Closures..........................................          (12)             (12)
                                                     ------------     ------------
  Number of centers at the end of the period........        1,260            1,264
                                                     ============     ============
  Total center licensed capacity at the end
    of the period...................................      167,000          166,000

     The average weekly tuition rate increased $7.82, or 5.5%, to $150.88 in the first quarter of fiscal 2004 due primarily to tuition increases. Occupancy declined to 59.5% from 62.4% for the same period last year due primarily to reduced full-time equivalent attendance within the older center population. Our fall enrollment period, which typically extends into our second quarter, has not met our expectations largely due to a larger than expected decline in our customer base that receives government subsidies. Enrollments from our non-subsidized customer base have also declined, to a degree that was expected, based on our most recent quarterly trends. The negative impact from the lower than expected government subsidy fall enrollments has been offset, in part, by an overall average weekly tuition rate that exceeded our expectations, due to the reduction in discounts associated with government subsidized enrollments.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $2.3 million, or 1.6%, from the same period last year to $147.0 million. Total salaries, wages and benefits expense as a percentage of net revenues was 56.4% for the first quarter of fiscal 2004 compared to 57.1% for the first quarter of fiscal 2003.

     Expenses for salaries, wages and benefits directly associated with the centers was $136.5 million, an increase of $1.7 million from the same period last year. The increase was primarily due to costs from newly opened centers, overall higher wage rates and higher medical insurance costs, offset by control over labor hours. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 52.3% from 53.1% for the same period last year due primarily to improved labor productivity.

     Depreciation and amortization. Depreciation and amortization expense increased $1.5 million from the same period last year to $18.6 million. Depreciation increased $1.0 million due to newly opened centers and $0.9 million as a result of purchasing the centers previously held under the synthetic lease facility. Impairment charges of $0.6 million were recognized in the first quarter of fiscal 2004, an increase of $0.5 million over the same period last year. These charges related to under-performing centers and certain undeveloped properties. In connection with our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, depreciation expense decreased $0.8 million.

     Rent. Rent expense increased $2.0 million from the same period last year to $17.0 million primarily due to our sale-leaseback program. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods. The rent expense associated with the centers in the synthetic lease facility was eliminated effective July 1, 2003 in connection with our debt refinancing, which was $0.4 million and $1.3 million during the first quarter of fiscal 2004 and 2003, respectively.

     Other operating expenses. Other operating expenses increased $3.2 million, or 5.1%, from the same period last year to $66.0 million. The increase was due primarily to $2.0 million of increased insurance costs and additional center level costs for newly opened centers. Other operating expenses as a percentage of net revenues increased to 25.3% from 24.8% for the same period last year primarily as a result of higher insurance costs.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $12.2 million, a decrease of $1.8 million, or 12.6%, from the same period last year. Operating income decreased due to higher insurance costs and increased rent expense from sale-leasebacks, offset by higher tuition rates. Operating income as a percentage of net revenues was 4.7% compared to 5.5% for the same period last year.

     Interest expense. Interest expense was $13.0 million compared to $12.8 million for the same period last year. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 6.5% and 7.4% for the first quarter of fiscal 2004 and fiscal 2003, respectively.

     Loss on early extinguishment of debt. As a result of out debt refinancing in July 2003, we recognized a loss on early extinguishment of debt of $3.7 million in the first quarter of fiscal 2004. These costs included the write-off of deferred financing costs of $2.9 million associated with the debt that was repaid and the incurrence of premium costs of $0.8 million in connection with the acquisition of a portion of our 9.5% senior subordinated notes. In the first quarter of fiscal 2004, we purchased $41.0 million aggregate principal amount of our 9.5% senior subordinated notes, primarily using a portion of the proceeds from our debt refinancing, see "Liquidity and Capital Resources."

     Income tax benefit (expense). The income tax benefit was $1.7 million, or 39.6% of pretax income, in the first quarter of fiscal 2004. In the first quarter of fiscal 2003, income tax expense was $0.5 million, or 39.6% of pretax income. The income tax benefit (expense) was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax benefit (expense) varies from the statutory federal income tax rate, due primarily to state income taxes and non-tax deductible expenses, offset by tax credits.

     Discontinued operations. Losses on discontinued operations were $0.4 million and $0.3 million in the first quarters of fiscal 2004 and 2003, respectively, which represents the operating results, net of tax, for all periods presented of the 12 centers closed during the first quarter of fiscal 2004 and the 28 centers closed in fiscal 2003. Discontinued operations included the following, with dollars in the thousands:

                                                         Sixteen Weeks Ended
                                                     -----------------------------
                                                     September 19,    September 20,
                                                             2003             2002
                                                     ------------     ------------
  Revenues, net..................................... $        454     $      3,854
                                                     ------------     ------------
  Operating expenses:
    Salaries, wages and benefits....................          390            2,535
    Depreciation....................................          271              204
    Rent............................................           82              503
    Provision for doubtful accounts.................           18               61
    Other...........................................          350            1,051
                                                     ------------     ------------
      Total operating expenses......................        1,111            4,354
    Operating loss..................................         (657)            (500)
  Income tax benefit................................          260              198
                                                     ------------     ------------
    Discontinued operations, net of tax............. $       (397)    $       (302)
                                                     ============     ============

     Net income (loss). We recorded a net loss of $3.0 million in the first quarter of fiscal 2004, compared to net income of $0.5 million in the same period last year. The most significant reason for the decrease was $3.7 million ($2.2 million after tax) of charges for the loss on the early extinguishment of debt, as discussed above. Rising insurance costs and increased rent expense also contributed to the decrease in net income in the first quarter of fiscal 2004. Basic and diluted net loss per share were both $0.15 for the first quarter of fiscal 2004. For the first quarter of fiscal 2003, basic and diluted net income per share were both $0.02.

Liquidity and Capital Resources

     In July 2003 we refinanced a portion of our debt. We obtained a new $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the $98.0 million balance of the then existing revolving credit facility, $47.0 million of term loan facility and $97.9 million under the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes.

     The $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers located in 33 states. We refer to the mortgage loan as the CMBS Loan and the 475 mortgaged centers as the CMBS Centers. In connection with the CMBS Loan, the CMBS Centers were transferred to a newly formed wholly owned subsidiary of ours, which is the borrower under the CMBS Loan and is referred to as the CMBS Borrower. Because the CMBS Centers are owned by the CMBS Borrower and subject to the CMBS Loan, recourse to the CMBS Centers by our creditors will be effectively subordinated to recourse by holders of the CMBS Loan.

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a 30-year amortization (based on an assumed rate of 6.50%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.00% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

     Each of the centers included in the CMBS Centers is being ground leased by the CMBS Borrower to another wholly owned subsidiary formed in connection with the CMBS Loan, which is referred to as the CMBS Operator, and is being managed by us pursuant to a management agreement with the CMBS Operator. Transactions between the CMBS Borrower and the CMBS Operator are eliminated in consolidation since both the CMBS Borrower and the CMBS Operator are wholly owned subsidiaries.

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 9, 2005, the loan may be partially prepaid as follows:

     o up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium, and
     o up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan Agreement of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 13 periods ended July 1, 2003 was approximately $83.0 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS centers generate the necessary minimum net operating income for two consecutive quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent due under the ground lease is $34.0 million during the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us.

     Our new $125.0 million credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings.

     During the first quarter of fiscal 2004, we acquired $41.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $41.8 million, which included a loss of $0.8 million. In addition, these transactions resulted in the write-off of deferred financing costs of $0.8 million. These $1.6 million of costs were included in interest expense in the first quarter of fiscal 2004. We also acquired $11.0 million aggregate principal amount of our 9.5% senior subordinate notes at an aggregate price of $11.1 million in the first quarter of fiscal 2004. This acquisition was committed to at the end of fiscal 2003, at which time the related write-off of deferred financing costs and premium costs were recognized.

     Our principal sources of liquidity are cash flow generated from operations, proceeds received from our sale-leaseback program and borrowings under our revolving credit facility. At September 19, 2003, we had drawn $17.0 million under our new revolving credit facility and had outstanding letters of credit totaling $65.0 million. Our availability under our new credit facility was $43.0 million. Our principal uses of liquidity are new center development and debt service.

     Our consolidated net cash provided by operating activities for the first quarter of fiscal 2004 was $3.9 million compared to $6.0 million in the same period last year. The decrease in net cash flow was due to a change in working capital. Cash and cash equivalents totaled $18.9 million at September 19, 2003, compared to $18.1 million at May 30, 2003.

     EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA reflects a non-GAAP financial measure of our liquidity. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flow that excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. We have provided EBITDA in previous filings and continue to provide this measure for comparability between periods. EBITDA was restated from amounts reported in previous filings to include the impact of discontinued operations. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations.

     EBITDA was calculated as follows, with dollars in thousands:

                                                 Sixteen Weeks Ended
                                             -----------------------------
                                             September 19,    September 20,
                                                     2003             2002
                                             ------------     ------------
     Net income (loss).....................  $     (3,013)    $        457
     Interest expense, net.................        16,560           12,731
     Income tax expense (benefit)..........        (1,713)             498
     Depreciation and amortization.........        18,623           17,101
     Discontinued operations:
       Interest expense....................            --                1
       Income tax benefit..................          (260)            (198)
       Depreciation........................           271              204
                                             ------------     ------------
         EBITDA............................  $     30,468     $     30,794
                                             ============     ============
     EBITDA - percentage of net revenues...          11.7%            12.1%

A reconciliation of EBITDA to cash provided by operating activities was as follows, with dollars in thousands:

                                                  Sixteen Weeks Ended
                                              -----------------------------
                                              September 19,    September 20,
                                                      2003             2002
                                              ------------     ------------
Net cash provided by operating activities...  $      3,948     $      5,956
Income tax (benefit) expense................        (1,713)             498
Deferred income taxes.......................        (1,848)          (3,273)
Interest expense, net.......................        16,560           12,731
Effect of discontinued operations on
  interest and taxes........................          (260)            (198)
Change in operating assets and liabilities..        13,599           15,644
Other non-cash items........................           182             (564)
                                              ------------     ------------
  EBITDA....................................  $     30,468     $     30,794
                                              ============     ============

     During the first quarter of fiscal 2004, EBITDA decreased $0.3 million, or 1.1%, from the same period last year. Despite higher tuition rates and controlled labor productivity, we have experienced higher insurance costs and increased rent expense due primarily to our sale-leaseback program that has resulted in the decline in EBITDA. EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be the same for all companies.

     In fiscal year 2000, we entered into a $100.0 million synthetic lease facility under which a syndicate of lenders financed the construction of new centers for lease to us for a three to five year period. A total of 44 centers were constructed at a cost of $97.9 million. The synthetic lease facility was terminated in July 2003 as part of our refinancing. The 44 centers are now owned by us and the assets are reflected in our fiscal year 2004 consolidated financial statements.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. The sales were summarized as follows, with dollars in thousands:

                                           Sixteen Weeks
                                               Ended          Fiscal Year Ended
                                           -------------   ---------------------
                                            September 19,     May 30,     May 31,
                                                    2003        2003        2002
                                           -------------   ---------   ---------
     Number of centers...................             11          41           5
     Net proceeds from completed sales...  $      17,993   $  88,703   $   9,180
     Deferred gains......................          6,869      32,507       2,600

     The deferred gains are amortized on a straight-line basis, typically over a period of 15 years. Subsequent to September 19, 2003, we closed $6.8 million in sales, which included four centers, and are currently in the process of negotiating another $49.4 million of sales related to 19 centers. It is possible that we will be unable to complete these transactions in process. We expect our sale-leaseback efforts to continue throughout fiscal year 2004, assuming the market for such transactions remains favorable.

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

     Our contractual obligations and commercial commitments at September 19, 2003 were as follows, with dollars in thousands:

                                              Remainder
                                                     of                             Fiscal Year
                                                 Fiscal   --------------------------------------------------------------
                                     Total         2004         2005        2006         2007         2008    Thereafter
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt................. $  551,399   $    2,877   $    7,570   $    4,136   $    4,314   $    4,447   $  528,055
Capital lease obligations......     29,133        1,736        2,240        2,291        2,400        2,400       18,066
Operating leases...............    382,567       29,314       39,771       35,765       32,770       29,109      215,838
Line of credit.................     17,000           --           --           --           --           --       17,000
Standby letters of credit......     64,538       51,390           --           --           --           --       13,148
Other commitments...............     8,429        8,429           --           --           --           --           --
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                $1,053,066   $   93,746   $   49,581   $   42,192   $   39,484   $   35,956   $  792,107
                                ==========   ==========   ==========   ==========   ==========   ==========   ==========

     Other commitments include center development commitments, obligations to purchase vehicles and other purchase order commitments.

Capital Expenditures

     During the first quarter of fiscal 2004 and 2003, we opened eight and twelve new centers, respectively. We expect to open approximately 25 new centers in fiscal 2004 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside our control. The average total cost per community center typically ranges from $1.9 million to $2.8 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

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

     Capital expenditures included the following, with dollars in thousands:

                                              Sixteen Weeks Ended
                                          -----------------------------
                                          September 19,    September 20,
                                                  2003             2002
                                          ------------     ------------
New center development..................  $      9,035     $     25,304
Renovation of existing facilities.......         3,898            5,387
Equipment purchases.....................         2,913            3,378
Information systems purchases...........           632              670
                                          ------------     ------------
                                          $     16,478     $     34,739
                                          ============     ============

     Capital expenditures do not include $97.9 million spent to purchase the 44 centers previously included in the synthetic lease facility.

     Capital expenditure limits under our credit facility for fiscal year 2004 are $110.0 million. We have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and the new credit facility.

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

     For a description of our significant accounting policies, see "Note 2. Summary of Significant Accounting Policies" to the unaudited consolidated financial statements. For a more complete description, please refer to our Annual Report on Form 10-K for the fiscal year ended May 30, 2003. The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application. Management has reviewed the development and selection of these estimates and their related disclosure with the Audit Committee of the Board of Directors.

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

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges were $0.6 million and $0.1 million in the first quarter of fiscal 2004 and 2003, respectively, and were included as a component of depreciation expense.

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair values of these investments annually using multiples of comparable companies and discounted cash flow analysis.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $49.8 million and $45.1 million at September 19, 2003 and May 30, 2003, respectively. Our internal estimates are reviewed quarterly by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

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

     Initial Adoption of Accounting Policies. SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was adopted for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted in our first quarter of our fiscal year 2004. This adoption did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

     FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. The implementation of FIN 46 has been delayed and will be effective during the third quarter of our fiscal year 2004. We do not anticipate an impact to our financial position or results of operations.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the second quarter of our fiscal year 2004. This statement is not expected to have a material impact to our financial position or results of operations.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 56.4% of net revenues for the first quarter of fiscal 2004. We believe that, through increases in our tuition rates, we can recover any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

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

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $238.0 million at September 19, 2003. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $5.4 million at September 19, 2003. However, we have cash flow exposure on our new revolving credit facility entered into on July 1, 2003 and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. We had $17.0 million outstanding on our revolving credit facility at September 19, 2003. Accordingly, a 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by less than $0.1 million in the first quarter of fiscal 2004. The new credit facility currently bears interest at a rate equal to LIBOR plus 3.25%, which may be reduced based on the achievement of certain performance measures. A 1% (100 basis points) change in the variable LIBOR or adjusted base rate pricing on our industrial revenue bonds, aggregating $8.5 million at September 19, 2003, would have resulted in interest expense changing by $0.1 million in the first quarters of fiscal 2004 and 2003.

     We have cash flow exposure on the CMBS Loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. A 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $0.7 million in the first quarter of fiscal 2004. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS Loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement.

     In addition, we have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the interest rate defined in our vehicle lease agreement would have resulted in rent expense changing by approximately $0.2 million in both of the first quarters of fiscal 2004 and 2003.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations and cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures at the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO have concluded that, at the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is:

     o    recorded, processed, summarized and reported in a timely manner, and
     o accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during our first quarter ended September 19, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     31(a) Certification of Chief Executive Officer of registrant pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31(b) Certification of Chief Financial Officer of registrant pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32(a) Certification of Chief Executive Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32(b) Certification of Chief Financial Officer of registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: Filed August 28, 2003 for fiscal 2003 earnings released on August 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2003.

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