Form 10-Q
period 2003-12-12
KINDERCARE LEARNING CENTERS INC /DE
filed 2004-01-23
CIK 832812

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

                For the quarterly period ended December 12, 2003


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

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at January 16, 2004 was 19,696,797.


================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information................................................ 2

         Item 1.  Financial Statements and Supplementary Data:

                  Consolidated balance sheets at December 12, 2003
                     and May 30, 2003 (unaudited)............................. 2

                  Consolidated statements of operations for the twelve
                     and twenty-eight weeks ended December 12, 2003
                     and December 13, 2002 (unaudited)........................ 3

                  Consolidated statements of stockholders' equity and
                     comprehensive income for the twenty-eight weeks
                     ended December 12, 2003 and the fiscal year ended
                     May 30, 2003 (unaudited)................................. 4

                  Consolidated statements of cash flows for the
                     twenty-eight weeks ended December 12, 2003
                     and December 13, 2002 (unaudited)........................ 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations.........................13

         Item 3.  Quantitative and qualitative disclosures about market risk..28

         Item 4.  Controls and procedures.....................................29

Part II. Other Information....................................................30

         Item 4.  Submission of matters to a vote of security holders.........30

         Item 6.  Exhibits and reports on Form 8-K............................30

Signatures....................................................................32

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                           December 12,        May 30,
                                                                  2003           2003
                                                           -----------    -----------
Assets
Current assets:
   Cash and cash equivalents...........................    $    28,152    $    18,066
   Receivables, net....................................         32,321         31,493
   Prepaid expenses and supplies.......................          8,568          9,423
   Deferred income taxes...............................         12,852         14,500
   Assets held for sale................................          2,436          3,260
                                                           -----------    -----------
       Total current assets............................         84,329         76,742

 Property and equipment, net...........................        739,074        663,239
 Deferred income taxes.................................          8,356          1,868
 Goodwill..............................................         42,565         42,565
 Deferred financing costs..............................         21,447          9,445
 Other assets..........................................         26,028         17,234
                                                           -----------    -----------
                                                           $   921,799    $   811,093
                                                           ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.....................................    $     7,468    $     9,304
   Accounts payable....................................          7,489          8,888
   Current portion of long-term debt...................          4,307         13,744
   Accrued expenses and other liabilities..............        112,393        109,671
                                                           -----------    -----------
       Total current liabilities.......................        131,657        141,607

 Long-term debt........................................        542,076        441,336
 Long-term self-insurance liabilities..................         28,676         22,771
 Deferred income taxes.................................          5,059          3,696
 Other noncurrent liabilities..........................         77,619         66,524
                                                           -----------    -----------
       Total liabilities...............................        785,087        675,934
                                                           -----------    -----------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized
       10,000,000 shares; none outstanding.............             --             --
   Common stock, $.01 par value; authorized 100,000,000
       shares; issued and outstanding 19,696,797 and
       19,661,216, respectively........................            197            197
   Additional paid-in capital..........................         26,425         25,909
   Notes receivable from stockholders..................         (1,578)        (1,085)
   Retained earnings...................................        111,621        110,297
   Accumulated other comprehensive income (loss).......             47           (159)
                                                           -----------    -----------
       Total stockholders' equity......................        136,712        135,159
                                                           -----------    -----------
                                                           $   921,799    $   811,093
                                                           ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             (Dollars and number of shares outstanding in thousands,
                           except per share amounts)
                                   (Unaudited)

                                          Twelve Weeks Ended       Twenty-Eight Weeks Ended
                                       -------------------------   -------------------------
                                       December 12,  December 13,  December 12,  December 13,
                                              2003          2002          2003          2002
                                       -----------   -----------   -----------   -----------
Revenues, net......................    $   196,607   $   194,388   $   456,638   $   447,087
                                       -----------   -----------   -----------   -----------
Operating expenses:
  Salaries, wages and benefits.....        107,113       108,588       253,584       252,700
  Depreciation and amortization....         14,503        14,168        33,070        31,181
  Rent.............................         12,034        12,048        28,982        27,041
  Provision for doubtful accounts..          1,331         1,626         3,201         3,297
  Other............................         44,736        41,884       108,588       102,702
                                       -----------   -----------   -----------   -----------
       Total operating expenses....        179,717       178,314       427,425       416,921
                                       -----------   -----------   -----------   -----------
    Operating income...............         16,890        16,074        29,213        30,166
Investment income..................             63            73           135           181
Interest expense...................         (9,546)       (9,615)      (22,508)      (22,454)
Loss on the early extinguishment
  of debt .........................           (177)           --        (3,846)           --
                                       -----------   -----------   -----------   -----------
    Income before income taxes
      and discontinued operations..          7,230         6,532         2,994         7,893
Income tax expense.................         (2,855)       (2,586)       (1,177)       (3,125)
                                       -----------   -----------   -----------   -----------
    Income before discontinued
      operations...................          4,375         3,946         1,817         4,768
Discontinued operations, net of
  income tax benefit (expense) of
  $25, ($232), $319 and $7,
  respectively.....................            (37)          354          (493)          (11)
                                       -----------   -----------   -----------   -----------
       Net income..................    $     4,338   $     4,300   $     1,324   $     4,757
                                       ===========   ===========   ===========   ===========

Basic and diluted net income
  per share:
    Income before discontinued
      operations...................    $      0.22   $      0.20   $      0.09   $      0.24
    Discontinued operations, net...             --          0.02         (0.02)           --
                                       -----------   -----------   -----------   -----------
       Net income..................    $      0.22   $      0.22   $      0.07   $      0.24
                                       ===========   ===========   ===========   ===========

Weighted average common shares
  outstanding:
    Basic..........................         19,697        19,983        19,690        19,734
    Diluted........................         19,951        19,877        20,085        19,932


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   (Dollars and number of shares in thousands)
                                   (Unaudited)

                                                                                Notes                Accumulated
                                            Common Stock     Additional    Receivable                      Other
                                        -------------------     Paid-In          from    Retained  Comprehensive
                                           Shares    Amount     Capital  Stockholders    Earnings  Income (Loss)       Total
                                        ---------  --------  ----------  ------------  ----------  -------------  ----------
Balance at May 31, 2002...............     19,819  $    198  $   28,107  $     (1,426) $   96,882  $        (492) $  123,269

Comprehensive income:
  Net income..........................         --        --          --            --      13,415             --      13,415
  Cumulative translation adjustment...         --        --          --            --          --            333         333
                                                                                                                  ----------
    Total comprehensive income........                                                                                13,748
Retirement of common stock............       (120)       (1)     (1,645)           --          --             --      (1,646)
Repurchase of common stock............        (38)       --        (553)           --          --             --        (553)
Proceeds from collection of
  stockholders' notes receivable......         --        --          --           341          --             --         341
                                        ---------  --------  ----------  ------------  ----------  -------------  ----------
    Balance at May 30, 2003...........     19,661       197      25,909        (1,085)    110,297           (159)    135,159
Comprehensive income:
  Net income..........................         --        --          --            --       1,324             --       1,324
  Cumulative translation adjustment...         --        --          --            --          --            206         206
                                                                                                                  ----------
    Total comprehensive income........                                                                                 1,530
Issuance of common stock..............         49        --         714            --          --             --         714
Repurchase of common stock............        (13)       --        (198)           --          --             --        (198)
Issuance of stockholders' notes
  receivable..........................         --        --          --          (638)         --             --        (638)
Proceeds from collection of
  stockholders' notes receivable......         --        --          --           145          --             --         145
                                        ---------  --------  ----------  ------------  ----------  -------------  ----------
    Balance at December 12, 2003......     19,697  $    197  $   26,425  $     (1,578) $  111,621  $          47  $  136,712
                                        =========  ========  ==========  ============  ==========  =============  ==========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Twenty-Eight Weeks Ended
                                                      ------------------------------
                                                        December 12,     December 13,
                                                               2003             2002
                                                      -------------    -------------
Cash flows from operations:
  Net income........................................  $       1,324    $       4,757
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation..................................         33,683           31,617
      Amortization of deferred financing costs and
        deferred gain on sale-leasebacks............          3,421            1,345
      Provision for doubtful accounts...............          3,256            3,474
      Gain on sales and disposals of property and
        equipment...................................           (672)          (1,507)
      Deferred tax expense (benefit)................         (3,477)           5,570
      Changes in operating assets and liabilities:
        Increase in receivables.....................         (4,084)          (4,587)
        Decrease (increase) in prepaid expenses
          and supplies..............................            855              (33)
        Increase in other assets....................         (1,117)              (1)
        Increase (decrease) in accounts payable,
          accrued expenses and other current and
          noncurrent liabilities....................          8,338           (5,059)
      Other, net....................................            206              291
                                                      -------------    -------------
    Net cash provided by operating activities.......         41,733           35,867
                                                      -------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment...............        (30,581)         (54,191)
  Purchases of property and equipment previously in
    the synthetic lease facility....................        (97,851)              --
  Proceeds from sales of property and equipment.....         32,421           34,853
  Increase in restricted cash.......................         (6,017)              --
  Proceeds from (issuance of) notes receivable......         (1,656)              56
                                                      -------------    -------------
    Net cash used by investing activities...........       (103,684)         (19,282)
                                                      -------------    -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings................        327,800           36,000
  Payments on long-term borrowings..................       (236,497)         (48,158)
  Deferred financing costs related to refinanced
    debt............................................        (17,092)              --
  Payments on capital leases........................           (361)            (573)
  Proceeds from issuance of common stock............            714               --
  Proceeds from collection of stockholders' notes
    receivable......................................            145              267
  Issuance of notes receivable to stockholders......           (638)              --
  Repurchase of common stock........................           (198)            (402)
  Bank overdrafts...................................         (1,836)            (480)
                                                      -------------    -------------
    Net cash provided by (used in) financing
      activities....................................         72,037          (13,346)
                                                      -------------    -------------
      Increase in cash and cash equivalents.........         10,086            3,239
  Cash and cash equivalents at the beginning of
    the period......................................         18,066            8,619
                                                      -------------    -------------
  Cash and cash equivalents at the end of the
    period..........................................  $      28,152    $      11,858
                                                      =============    =============
  Supplemental cash flow information:
    Interest paid...................................  $      19,342    $      19,719
    Income taxes paid, net..........................          3,172            1,823
  Non-cash financial activities:
      Retirement of common stock....................  $          --    $       1,646

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At December 12, 2003 we served approximately 120,000 children and their families at 1,253 child care centers. At our child care centers, we provide educational and care services to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 167,000 at December 12, 2003.

     We operate early childhood education and care centers under two brands as follows:

     o KinderCare - At December 12, 2003, we operated 1,183 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 70 Mulberry centers at December 12, 2003, which are located primarily in the northeast region of the United States and southern California. In addition we had eight service contracts to operate before-and-after-school programs.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,253 centers at December 12, 2003 are 45 employer-sponsored centers. In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered in either online or correspondence format. We have made minority investments in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program, and Chancellor Beacon Academies, Inc., an education management company.

     Fiscal Year. References to fiscal 2004 and fiscal 2003 are to the 52 weeks ended May 28, 2004 and May 30, 2003, respectively. Our fiscal year ends on the Friday closest to May 31. The second quarter is comprised of 12 weeks and ended on December 12, 2003 in fiscal 2004 and December 13, 2002 in fiscal 2003. The first quarter is comprised of 16 weeks, while the second, third and fourth quarters are each comprised of 12 weeks.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The unaudited consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 12, 2003, our results of operations for the twelve and twenty-eight weeks ended December 12, 2003 and December 13, 2002 and cash flows for the twenty-eight weeks ended December 12, 2003 and December 13, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

     Revenue Recognition. We recognize revenue for child care services as earned in accordance with Securities and Exchange Commission ("SEC") Staff Accounting

Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended. Net revenues include tuition, fees and non-tuition income, reduced by discounts. We receive fees for reservation, registration, education and other services. Non-tuition income is primarily comprised of field trip revenue. Registration and education fees are amortized over the estimated average enrollment period, not to exceed twelve months. Tuition, other fees and non-tuition income are recognized as the related services are provided.

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, with dollars in thousands:

                                         Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                      ------------------------  ------------------------
                                      December 12, December 13, December 12, December 13,
                                             2003         2002         2003         2002
                                      -----------  -----------  -----------  -----------
Net income..........................  $     4,338  $     4,300  $     1,324  $     4,757
Cumulative translation adjustment...          236           82          206          291
                                      -----------  -----------  -----------  -----------
                                      $     4,574  $     4,382  $     1,530  $     5,048
                                      ===========  ===========  ===========  ===========

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

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, we have provided the required disclosures below. Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows, with dollars in thousands, except per share data:

                                           Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                        ------------------------  ------------------------
                                        December 12, December 13, December 12, December 13,
                                               2003         2002         2003         2002
                                        -----------  -----------  -----------  -----------
Reported net income...................  $     4,338  $     4,300  $     1,324  $     4,757
Compensation costs for stock
  option plan, net of taxes...........         (222)        (132)        (520)        (309)
                                        -----------  -----------  -----------  -----------
    Pro forma net income..............  $     4,116  $     4,168  $       804  $     4,448
                                        ===========  ===========  ===========  ===========

Pro forma net income per share:
  Basic and diluted net income per
    share before discontinued
    operations, net...................  $      0.21  $      0.19  $      0.06  $      0.22
  Discontinued operations, net
    of taxes..........................           --         0.02        (0.02)          --
                                        -----------  -----------  -----------  -----------
       Adjusted net income per share..  $      0.21  $      0.21  $      0.04  $      0.22
                                        ===========  ===========  ===========  ===========

     A summary of the weighted average fair values was as follows:

                                             Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                          ------------------------  ------------------------
                                          December 12, December 13, December 12, December 13,
                                                 2003         2002         2003         2002
                                          -----------  -----------  -----------  -----------
Weighted average fair value of options
  granted during the period, using the
  Black-Scholes option pricing model..... $      4.91  $      4.01  $      7.34  $      4.27
Assumptions used to estimate the
  present value of options at the
  grant date:
    Volatility...........................        39.2%        36.2%        39.2%        36.2%
    Risk-free rate of return.............         3.8%         3.6%         3.7%         3.9%
    Dividend yield.......................         0.0%         0.0%         0.0%         0.0%
    Number of years to exercise options..           7            7            7            7

     Discontinued Operations. Discontinued operations included the operating results for the 21 centers closed during the twenty-eight weeks ended December 12, 2003 and the 28 centers closed in fiscal year 2003 for all periods presented. A summary of discontinued operations was as follows with dollars in thousands:

                                             Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                          ------------------------  ------------------------
                                          December 12, December 13, December 12, December 13,
                                                 2003         2002         2003         2002
                                          -----------  -----------  -----------  -----------
Revenues, net...........................  $       239  $     2,923  $     1,501  $     7,684
Operating expenses......................          301        2,337        2,313        7,701
                                          -----------  -----------  -----------  -----------
  Operating income (loss)...............          (62)         586         (812)         (17)
Interest expense........................           --           --           --           (1)
Income tax benefit (expense)............           25         (232)         319            7
                                          -----------  -----------  -----------  -----------
  Discontinued operations, net of tax...  $       (37) $       354  $      (493) $       (11)
                                          ===========  ===========  ===========  ===========

     Operating expenses for the twelve and twenty-eight weeks ended December 12, 2003 included gains on closed center sales of $0.6 million. Operating expenses for the twelve and twenty-eight weeks ended December 13, 2002 included gains on closed center sales in the amount of $1.1 million and $1.2 million, respectively, and an impairment charge of $0.1 million.

     Of the center closures, ten were held for sale at December 12, 2003. As a result, $2.4 million and $3.3 million of property and equipment was classified as current in the unaudited consolidated balance sheets at December 12, 2003 and May 30, 2003, respectively.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, in thousands:

                                           Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                        ------------------------  ------------------------
                                        December 12, December 13, December 12, December 13,
                                               2003         2002         2003         2002
                                        -----------  -----------  -----------  -----------
Basic weighted average common
  shares outstanding...................      19,697       19,683       19,690       19,734
Dilutive effect of options.............         254          194          395          198
                                        -----------  -----------  -----------  -----------
    Diluted weighted average
      common shares outstanding........      19,951       19,877       20,085       19,932
                                        ===========  ===========  ===========  ===========
Shares excluded from potential shares
  due to their anti-dilutive effect....       1,277        2,168        1,115        2,163
                                        ===========  ===========  ===========  ===========

     Restricted Cash. Restricted cash includes cash held in connection with our $300.0 million mortgage loan, see "Note 4. Long-Term Debt." At December 12, 2003, restricted cash of $6.0 million was included in other assets in our unaudited consolidated balance sheet. The restricted cash relates primarily to capital expenditure and debt service requirements under the mortgage loan.

     Property and Equipment, net. In connection with our debt refinancing in July 2003, our $300.0 million mortgage loan was secured by first mortgages or deeds of trust on 475 of our owned centers. In addition, we mortgaged another 119 of our owned centers for our revolving credit facility. At December 12, 2003, the net book value of $399.1 million for these 594 centers was included in property and equipment in our unaudited consolidated balance sheet.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of related debt facilities, such method approximates the effective yield method. At December 12, 2003 and May 30, 2003, deferred financing costs were $21.4 million and $9.4 million, respectively. The increase in deferred financing costs for the twenty-eight weeks ended December 12, 2003 was due to our debt refinancing in July 2003, see "Note 4. Long-Term Debt." A summary of the increase was as follows, with dollars in thousands:

     Balance at May 30, 2003..................... $    9,445
     Deferred financing cost additions...........     17,092
     Deferred financing costs written-off in
       connection with refinancing...............     (2,957)
     Amortization of deferred financing costs
       for the twenty-eight weeks ended
       December 12, 2003.........................     (2,133)
                                                  ----------
         Balance at December 12, 2003............ $   21,447
                                                  ==========

     Recently Issued Accounting Pronouncements. Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity, and certain other entities. The implementation of FIN 46 has been delayed and will be effective during the fourth quarter of our fiscal year 2004. We do not anticipate an impact to our consolidated financial statements.

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

SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective in the second quarter of our fiscal 2004. This statement did not have a material impact to our consolidated financial statements.

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

3.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                              December 12,         May 30,
                                                      2003           2003
                                              ------------   ------------
Land.......................................   $    171,146   $    156,656
Buildings and leasehold improvements.......        661,953        584,606
Equipment..................................        193,884        182,954
Construction in progress...................         17,101         22,708
                                              ------------   ------------
                                                 1,044,084        946,924
Accumulated depreciation and amortization...      (305,010)      (283,685)
                                              ------------   ------------
                                              $    739,074   $    663,239
                                              ============   ============

4.   Long-Term Debt

     Long-term debt consisted of the following, with dollars in thousands:

                                                      December 12,        May 30,
                                                             2003           2003
                                                     ------------   ------------
  Secured:
  Mortgage loan payable in monthly installments
    through July 2008, interest rate at adjusted
    LIBOR plus 2.25% of 3.37% at December 12, 2003.. $    298,906   $         --
  Borrowings under revolving credit facilities,
    interest rate at:
    o  December 12, 2003 - adjusted LIBOR plus
       3.25%
    o  May 30, 2003 - adjusted LIBOR plus 1.25%
       of 2.57% and ABR of 4.25%....................           --        104,000
  Term loan facility, interest rate at adjusted
    LIBOR plus 2.50% of 3.82% at May 30, 2003.......           --         47,000
  Industrial refunding revenue bonds at variable
    rates of interest of 1.25% to 1.70% and 1.60%
    to 2.50%, respectively, supported by letters
    of credit, maturing calendar 2009...............        8,500          8,500
  Industrial revenue bonds secured by real property
    with maturities to calendar 2005 at interest
    rates of 2.80% to 4.55% and 2.98% to 4.55%,
    respectively....................................        3,702          3,739
  Real and personal property mortgages payable in
    monthly installments maturing calendar 2005,
    interest rate of 7.00%..........................           26             34
  Unsecured:
  Senior subordinated notes due calendar 2009,
    interest rate of 9.5%, payable semi-annually....      233,700        290,000
  Notes payable in monthly installments through
    calendar 2008, interest rate of 8.00%...........        1,549          1,807
                                                     ------------   ------------
                                                          546,383        455,080
    Less current portion of long-term debt..........        4,307         13,744
                                                     ------------   ------------
                                                     $    542,076   $    441,336
                                                     ============   ============

     Refinancing. In July 2003 we refinanced a portion of our debt. We obtained a $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the balance on the then existing revolving credit facility, the term loan facility and the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A, the $104.0 million balance on our previous revolving credit facility and our annual $0.5 million installment on our term loan were classified as long-term debt at May 30, 2003, since they were refinanced on a long-term basis during our first quarter.

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

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a thirty-year amortization (based on an assumed rate of 6.50%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.00% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

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

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 8, 2005, the loan may be partially prepaid as follows:

     o up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium, and

     o up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing twelve months ended December 12, 2003 was approximately $81.1 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive fiscal quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent under the ground lease is $34.0 million for the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us. Our restricted cash balance in connection with the CMBS Loan was $6.0 million at December 12, 2003. The restricted cash balance will fluctuate periodically due primarily to the timing of debt service payments compared to our period end date.

     Credit Facility. Our $125.0 million credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings. At December 12, 2003 there were no borrowings outstanding under our credit facility.

     The credit facility bears interest, at our option, at either of the following rates, which are adjusted in quarterly increments based on our ratio of total consolidated debt to total consolidated EBITDA (EBITDA is defined in the credit facility as net income before interest expense, income taxes, depreciation, amortization, non-recurring charges, non-cash charges, gains and losses on asset sales, restructuring charges or reserves and non-cash gains):

     o An adjusted LIBOR rate plus 2.00% to 3.25%. At December 12, 2003 this rate would have been adjusted LIBOR plus 3.25%, or an all-in rate of 4.37%.

     o An alternative base rate plus 0.75% to 2.00%. At December 12, 2003 this rate would have been the alternative base rate plus 2.00%, or an all-in rate of 6.00%.

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

     The credit facility requires us to pay a commitment fee at a rate ranging from 0.40% to 0.50% on the available commitment. The fee is payable quarterly in arrears. In addition, we are required to pay a letter of credit fee at a rate ranging from 2.00% to 3.25%, minus 0.125%, as well as a fronting fee of 0.125%, in each case on the average daily stated amount of each letter of credit. These fees are also payable quarterly in arrears. At December 12, 2003 the rates for our commitment and letter of credit fees were 0.50% and 3.125%, respectively.

     5.   Commitments and Contingencies

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. Our fiscal year ends on the Friday closest to May 31. The information presented refers to the twelve weeks ended December 12, 2003 as "the second quarter of fiscal 2004" and the twelve weeks ended December 13, 2002 as "the second quarter of fiscal 2003." Our first fiscal quarter includes 16 weeks and the remaining quarters each include twelve weeks.

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

Second Quarter of Fiscal 2004 compared to Second Quarter of Fiscal 2003

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                  Twelve Weeks               Twelve Weeks                    Change
                                         Ended      Percent         Ended      Percent       Amount
                                   December 12,          of   December 13,          of     Increase/
                                          2003     Revenues          2002     Revenues    (Decrease)
                                  ------------  -----------  ------------  -----------  ------------
Revenues, net...................  $    196,607        100.0% $    194,388        100.0% $      2,219
                                  ------------  -----------  ------------  -----------  ------------
Operating expenses:
  Salaries, wages and benefits:
    Center expense..............        99,244         50.5       100,304         51.6        (1,060)
    Field and corporate expense.         7,869          4.0         8,284          4.3          (415)
                                  ------------  -----------  ------------  -----------  ------------
      Total salaries, wages and
        benefits................       107,113         54.5       108,588         55.9        (1,475)
  Depreciation and amortization.        14,503          7.4        14,168          7.2           335
  Rent..........................        12,034          6.1        12,048          6.2           (14)
  Other.........................        46,067         23.4        43,510         22.4         2,557
                                  ------------  -----------  ------------  -----------  ------------
    Total operating expenses....       179,717         91.4       178,314         91.7         1,403
                                  ------------  -----------  ------------  -----------  ------------
      Operating income..........  $     16,890          8.6% $     16,074         8.3%  $        816
                                  ============  ===========  ============  ===========  ============
Average weekly tuition rate.....  $     153.17               $     144.06               $       9.11
Occupancy.......................          59.9%                      64.0%                      (4.1)

     Revenues, net. Net revenues increased $2.2 million, or 1.1%, from the same period last year to $196.6 million in the second quarter of fiscal 2004. The increase was due to higher average weekly tuition rates, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Comparable center net revenues decreased $1.6 million, or 0.8%.

     The average weekly tuition rate increased $9.11, or 6.3%, to $153.17 in the second quarter of fiscal 2004 due primarily to tuition increases. Occupancy declined to 59.9% from 64.0% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. A factor that has contributed to this decline includes reduced or flat government funding for child care assistance programs.

     During the second quarters of fiscal 2004 and 2003, we opened and closed centers as follows:

                                                         Twelve Weeks Ended
                                                      -------------------------
                                                      December 12,  December 13,
                                                             2003          2002
                                                      -----------   -----------
Number of centers at the beginning of the period....        1,260         1,264
Openings............................................            2             6
Closures............................................           (9)           (4)
                                                      -----------   -----------
Number of centers at the end of the period..........        1,253         1,266
                                                      ===========   ===========
Total center licensed capacity at the end of the
  period............................................      167,000       167,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits decreased $1.5 million, or 1.4%, from the same period last year to $107.1 million. Total salaries, wages and benefits expense as a percentage of net revenues was 54.5% for the second quarter of fiscal 2004 compared to 55.9% for the second quarter of fiscal 2003.

     Expenses for salaries, wages and benefits directly associated with the centers was $99.2 million, a decrease of $1.1 million from the same period last year. The decrease was primarily due to control over labor hours and a reduction in medical insurance costs, offset by costs from newly opened centers and overall higher wage rates. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 50.5% from 51.6% for the same period last year due primarily to improved labor productivity. Expenses for salaries, wages and benefits associated with field and corporate employees decreased $0.4 million due primarily to the absence of one-time termination benefits related to our field management reorganization, which had been recognized in the second quarter of fiscal 2003.

     Depreciation and amortization. Depreciation and amortization expense increased $0.3 million from the same period last year to $14.5 million. Significant changes in depreciation included the impact of centers previously included in our synthetic lease facility, our sale-leaseback program and impairment charges. Additional depreciation expense of $1.3 million was incurred as a result of purchasing the centers previously held under the synthetic lease facility. In connection with our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, depreciation expense decreased $0.4 million. Impairment charges of $0.4 million were recognized in the second quarter of fiscal 2004, a decrease of $0.3 million from the same period last year. These charges related to under-performing centers and certain undeveloped properties.

     Rent. Rent expense remained relatively flat at $12.0 million in the second quarter of 2004 compared to the same period last year. During the second quarter of fiscal 2004, the rent expense associated with the centers previously included in the synthetic lease facility was eliminated as a result of our July 1, 2003 debt refinancing, which resulted in decreased rent expense of $0.8 million compared to the second quarter of fiscal 2003. Our sale-leaseback program, whereby centers are sold and leased back, resulted in additional rent expense of $1.3 million. See "Liquidity and Capital Resources." All gains on these transactions were included as an offset within rent expense. The net impact was an increase in rent expense from the sale-leaseback program of $0.8 million in the second quarter of fiscal 2004 compared to the same period last year.

     Other operating expenses. Other operating expenses increased $2.6 million, or 5.9%, from the same period last year to $46.1 million. The increase was due primarily to $2.4 million of increased insurance costs and additional center level costs for newly opened centers. Other operating expenses as a percentage of net revenues increased to 23.4% from 22.4% for the same period last year primarily as a result of the higher insurance costs.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $16.9 million, an increase of $0.8 million, or 5.1%, from the same period last year. Operating income increased due to higher tuition rates. During the second quarter of fiscal 2004 operating income, as a percentage of net revenues, was 8.6% compared to 8.3% for the same period last year.

     Interest expense. Interest expense was $9.5 million compared to $9.6 million for the same period last year. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 7.2% and 7.5% for the second quarter of fiscal 2004 and fiscal 2003, respectively.

     Loss on the early extinguishment of debt. As a result of acquiring $4.3 million of our 9.5% senior subordinated notes in the second quarter of fiscal 2004, we recognized a loss on the early extinguishment of debt of $0.2 million. These costs included the write-off of deferred financing costs of $0.1 million associated with the debt that was repaid and the incurrence of premium costs of $0.1 million.

     Income tax expense. Income tax expense was $2.9 million, or 39.5% of pretax income, in the second quarter of fiscal 2004. In the second quarter of fiscal 2003, income tax expense was $2.6 million, or 39.6% of pretax income. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits.

     Discontinued operations. We recorded a loss of less than $0.1 million and income of $0.4 million on discontinued operations in the second quarters of fiscal 2004 and 2003, respectively, which represents the operating results, net of tax, for all periods presented of the 21 centers closed during the twenty-eight weeks ended December 12, 2003 and the 28 centers closed in fiscal 2003. Discontinued operations included the following, with dollars in the thousands:

                                                       Twelve Weeks Ended
                                                    -------------------------
                                                    December 12,  December 13,
                                                           2003          2002
                                                    -----------   -----------
Revenues, net....................................   $       239   $     2,923
                                                    -----------   -----------
Operating expenses (income):
   Salaries, wages and benefits..................           258         1,857
   Depreciation..................................           290           374
   Rent..........................................            33           339
   Provision for doubtful accounts...............            24            99
   Other.........................................          (304)         (332)
                                                    -----------   -----------
      Total operating expenses...................           301         2,337
   Operating (loss) income.......................           (62)          586

Income tax benefit (expense).....................            25          (232)
                                                    -----------   -----------
   Discontinued operations, net of tax...........   $       (37)  $       354
                                                    ===========   ===========

     Depreciation expense for the twelve weeks ended December 13, 2002 included $0.1 million of impairment charges. Other operating expense included $0.6 million and $1.1 million for gains on closed center sales in the second quarter of fiscal 2004 and 2003, respectively.

     Net income. Net income was $4.3 million in both the second quarters of fiscal 2004 and 2003. Basic and diluted net income per share were both $0.22 for the second quarters of fiscal 2004 and 2003.

Twenty-Eight Weeks ended December 12, 2003 compared to Twenty-Eight Weeks ended December 13, 2002.

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                  Twenty-Eight               Twenty-Eight                    Change
                                   Weeks Ended      Percent   Weeks Ended      Percent       Amount
                                   December 12,          of   December 13,          of     Increase/
                                          2003     Revenues          2002     Revenues    (Decrease)
                                  ------------  -----------  ------------  -----------  ------------
Revenues, net.................... $    456,638        100.0% $    447,087        100.0% $      9,551
                                  ------------  -----------  ------------  -----------  ------------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............      235,162         51.5       234,444         52.4           718
    Field and corporate expense..       18,422          4.0        18,256          4.1           166
                                  ------------  -----------  ------------  -----------  ------------
      Total salaries, wages and
        benefits.................      253,584         55.5       252,700         56.5           884
  Depreciation and amortization..       33,070          7.2        31,181          7.0         1,889
  Rent...........................       28,982          6.4        27,041          6.1         1,941
  Other..........................      111,789         24.5       105,999         23.7         5,790
                                  ------------  -----------  ------------  -----------  ------------
    Total operating expenses.....      427,425         93.6       416,921         93.3        10,504
                                  ------------  -----------  ------------  -----------  ------------
      Operating income........... $     29,213          6.4% $     30,166          6.7% $       (953)
                                  ============  ===========  ============  ===========  ============
Average weekly tuition rate...... $     151.86               $     143.50               $       8.36
Occupancy........................         59.7%                      63.1%                      (3.4)

     Revenues, net. Net revenues increased $9.6 million, or 2.1%, from the same period last year to $456.6 million in the twenty-eight weeks ended December 12, 2003. The increase was due to higher average weekly tuition rates, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Comparable center net revenues decreased $0.7 million, or 0.2%.

     The average weekly tuition rate increased $8.36, or 5.8%, to $151.86 in the twenty-eight weeks ended December 12, 2003 due primarily to tuition increases. Occupancy declined to 59.7% from 63.1% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. A factor that has contributed to this decline includes reduced or flat government funding for child care assistance programs.

     During the periods indicated, we opened and closed centers as follows:

                                                   Twenty-Eight Weeks Ended
                                                   ------------------------
                                                   December 12, December 13,
                                                          2003         2002
                                                   -----------  -----------
Number of centers at the beginning of the period..       1,264        1,264
Openings..........................................          10           18
Closures..........................................         (21)         (16)
                                                   -----------  -----------
  Number of centers at the end of the period......       1,253        1,266
                                                   ===========  ===========
Total center licensed capacity at the end of
  the period......................................     167,000      167,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $0.9 million, from the same period last year to $253.6 million. Total salaries, wages and benefits expense as a percentage of net revenues was 55.5% and 56.5% for the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively.

     Expenses for salaries, wages and benefits directly associated with the centers was $235.2 million, an increase of $0.7 million from the same period last year. The increase was primarily due to costs from newly opened centers and overall higher wage rates, offset by control over labor hours and a reduction in medical insurance costs. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 51.5% from 52.4% for the same period last year due primarily to improved labor productivity.

     Depreciation and amortization. Depreciation and amortization expense increased $1.9 million from the same period last year to $33.1 million. Significant changes in depreciation included the impact of centers previously included in our synthetic lease facility, our sale-leaseback program and impairment charges. Additional depreciation expense of $2.2 million was incurred as a result of purchasing the centers previously held under the synthetic lease facility. In connection with our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, depreciation expense decreased $1.2 million. Impairment charges of $0.9 million were recognized in the twenty-eight weeks ended December 12, 2003, an increase of $0.2 million over the same period last year. These charges related to under-performing centers and certain undeveloped properties.

     Rent. Rent expense increased $1.9 million from the same period last year to $29.0 million. The rent expense related to our sale-leaseback program increased $3.9 million from the same period last year. Deferred gains related to this program were included as an offset within rent expense. During the twenty-eight weeks ended December 12, 2003, the net impact was an increase in rent expense from the sale-leaseback program of $2.7 million from the same period last year. See "Liquidity and Capital Resources." In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods. During the twenty-eight weeks ended December 12, 2003, the rent expense associated with the centers previously included in the synthetic lease facility was eliminated as a result of our July 1, 2003 debt refinancing, which resulted in a $1.7 million decrease in rent expense, compared to the same period last year.

     Other operating expenses. Other operating expenses increased $5.8 million, or 5.5%, from the same period last year to $111.8 million. The increase was due primarily to $4.4 million of increased insurance costs and additional center level costs for newly opened centers. Other operating expenses as a percentage of net revenues increased to 24.5% from 23.7% for the same period last year primarily as a result of the higher insurance costs.

     Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities and marketing costs, and expenses related to field management and corporate administration.

     Operating income. Operating income was $29.2 million, a decrease of $1.0 million, or 3.2%, from the same period last year. Operating income decreased due to $3.2 million of higher insurance costs and $2.7 million of increased rent expense from sale-leasebacks, offset by higher tuition rates and control over labor productivity. Operating income as a percentage of net revenues was 6.4% compared to 6.7% for the same period last year.

     Interest expense. Interest expense was $22.5 million for both of the twenty-eight week periods ended December 12, 2003 and December 13, 2002. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 6.8% and 7.6% for the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively.

     Loss on the early extinguishment of debt. As a result of our debt refinancing in July 2003 and the acquisition of a portion of our 9.5% senior subordinated notes, we recognized a loss on the early extinguishment of debt of $3.8 million in the twenty-eight weeks ended December 12, 2003. These costs included the write-off of deferred financing costs of $2.9 million associated with the debt that was repaid and the incurrence of premium costs of $0.9 million in connection with the acquisition of a portion of our 9.5% senior subordinated notes. In the twenty-eight weeks ended December 12, 2003, we purchased $45.3 million aggregate principal amount of our 9.5% senior subordinated notes. These purchases excluded our $11.0 million aggregate principal amount acquired in the first quarter of fiscal 2004, which was committed to at the end of fiscal 2003. See "Liquidity and Capital Resources."

     Income tax expense. Income tax expense was $1.2 million, or 39.3% of pretax income, and $3.1 million, or 39.6% of pretax income, in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits.

     Discontinued operations. We recorded a loss on discontinued operations in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, which represents the operating results, net of tax, for all periods presented of the 21 centers closed during the twenty-eight weeks ended December 12, 2003 and the 28 centers closed in fiscal 2003. Discontinued operations included the following, with dollars in the thousands:

                                                   Twenty-Eight Weeks Ended
                                                   ------------------------
                                                   December 12, December 13,
                                                          2003         2002
                                                   -----------  -----------
Revenues, net...................................   $     1,501  $     7,684
                                                   -----------  -----------
Operating expenses:
   Salaries, wages and benefits.................         1,192        4,971
   Depreciation.................................           617          666
   Rent.........................................           165          893
   Provision for doubtful accounts..............            55          177
   Other........................................           284          994
                                                   -----------  -----------
      Total operating expenses..................         2,313        7,701
   Operating loss...............................          (812)         (17)
   Interest expense.............................            --           (1)
Income tax benefit..............................           319            7
                                                   -----------  -----------
   Discontinued operations, net of tax..........   $      (493) $       (11)
                                                   ===========  ===========

     Depreciation expense for the twenty-eight weeks ended December 13, 2002 included $0.1 million of impairment charges. Other operating expenses included gains on closed center sales of $0.6 million and $1.2 million in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively.

     Net income. Net income was $1.3 million and $4.8 million in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively. The most significant reason for the decrease was $3.8 million ($2.4 million after tax) of charges from the early extinguishment of debt, as discussed above. Rising insurance costs and increased rent expense also contributed to the decrease in net income in the twenty-eight weeks ended December 12, 2003. Basic and diluted net income per share were both $0.07 for the twenty-eight weeks ended December 12, 2003. For the twenty-eight weeks ended December 13, 2002, basic and diluted net income per share were both $0.24.

Liquidity and Capital Resources

     In July 2003 we refinanced a portion of our debt. We obtained a $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the $98.0 million balance of the then existing revolving credit facility, $47.0 million of term loan facility and $97.9 million under the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes.

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

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. Principal payments are based on a thirty-year amortization (based on an assumed rate of 6.50%). We have purchased an interest rate cap agreement to protect us from significant changes in LIBOR during the initial three years of the CMBS Loan. Under the cap agreement, which terminates July 9, 2006, LIBOR is capped at 6.50%. We are required to purchase additional interest rate cap agreements capping LIBOR at a rate no higher than 7.00% for the period from July 9, 2006 to the maturity date of the CMBS Loan.

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

     Prepayment of the CMBS Loan is prohibited through July 8, 2005, after which prepayment is permitted in whole, subject to a prepayment premium of 3.0% from July 8, 2005 through July 8, 2006, 2.0% from July 9, 2006 through July 8, 2007 and 1.0% from July 9, 2007 through January 8, 2008, with no prepayment penalty thereafter. In addition, after July 8, 2005, the loan may be partially prepaid as follows:

     o up to $15.0 million each loan year in connection with releases of mortgaged centers with no prepayment premium, and

     o up to $5.0 million each loan year subject to payment of the applicable prepayment premium.

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan Agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing twelve months ended December 12, 2003 was approximately $81.1 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS centers generate the necessary minimum net operating income for two consecutive fiscal quarters. The annual debt service on the

CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent due under the ground lease is $34.0 million during the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us.

     Our $125.0 million credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings. At December 12, 2003 there were no borrowings outstanding under our credit facility.

     During the twenty-eight week period ended December 12, 2003, we acquired $45.3 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $45.4 million, which included a loss of $0.9 million. In addition, these transactions resulted in the write-off of deferred financing costs of $0.9 million. The $1.8 million of costs were included in interest expense in the twenty-eight weeks ended December 12, 2003. We also acquired $11.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $11.1 million in the first quarter of fiscal 2004. We have provided notice to the trustee that we intend to redeem $40.0 million aggregate principal amount of our 9.5% senior subordinated notes. The redemption will occur on February 18, 2004, subject to deposit of the redemption funds. The redemption will be funded primarily by cash flow from operations, proceeds received from sale-leaseback transactions and borrowings under our credit facility, to the extent necessary.

     Our principal sources of liquidity are cash flow generated from operations, proceeds received from our sale-leaseback program and borrowings under our revolving credit facility. At December 12, 2003, we had no outstanding borrowings under our revolving credit facility and had outstanding letters of credit totaling $55.3 million. Our availability under our new credit facility was $69.7 million. Our principal uses of liquidity are new center development and debt service.

     Our consolidated net cash provided by operating activities for the twenty-eight weeks ended December 12, 2003 was $41.7 million compared to $35.9 million in the same period last year. The increase of $5.8 million was due primarily to a change in working capital. Cash and cash equivalents totaled $28.2 million at December 12, 2003, compared to $18.1 million at May 30, 2003.

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

                                     Twelve Weeks Ended        Twenty-Eight Weeks Ended
                                  -------------------------   -------------------------
                                  December 12,  December 13,  December 12,  December 13,
                                         2003          2002          2003          2002
                                  -----------   -----------   -----------   -----------
Net income.....................   $     4,338   $     4,300   $     1,324   $     4,757
Interest expense, net..........         9,660         9,542        26,219        22,273
Income tax expense.............         2,855         2,586         1,177         3,125
Depreciation and amortization..        14,503        14,168        33,070        31,181
Discontinued operations:
  Interest expense.............            --            --            --             1
  Income tax (benefit) expense.           (25)          232          (319)           (7)
  Depreciation.................           290           374           617           666
                                  -----------   -----------   -----------   -----------
    EBITDA.....................   $    31,621   $    31,202   $    62,088   $    61,996
                                  ===========   ===========   ===========   ===========
EBITDA - percentage of net
    revenues...................          16.1%         16.1%         13.6%         13.9%

     A reconciliation of EBITDA to cash provided by operating activities was as follows, with dollars in thousands:

                                                Twelve Weeks Ended        Twenty-Eight Weeks Ended
                                             -------------------------   -------------------------
                                             December 12,  December 13,  December 12,  December 13,
                                                    2003          2002          2003          2002
                                             -----------   -----------   -----------   -----------
Net cash provided by operating activities... $    34,888   $    29,911   $    41,733    $   35,867
Income tax expense..........................       2,855         2,586         1,177         3,125
Deferred income tax (expense) benefit.......       5,325        (2,297)        3,477        (5,570)
Interest expense, net.......................       9,660         9,542        26,219        22,273
Effect of discontinued operations on
  interest and taxes........................         (25)          232          (319)           (6)
Change in operating assets and liabilities..     (21,023)       (8,871)      (10,321)        6,688
Other non-cash items........................          59           (99)          122          (381)
                                             -----------   -----------   -----------   -----------
  EBITDA....................................      31,621   $    31,202   $    62,088   $    61,996
                                             ===========   ===========   ===========   ===========

     During the twelve and twenty-eight week periods ended December 12, 2003, EBITDA increased $0.4 million, or 1.3%, and $0.1 million or 0.1%, respectively, from the same period last year. Despite higher tuition rates and improved labor productivity, we have experienced higher insurance costs and increased rent expense due primarily to our sale-leaseback program. EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be the same for all companies.

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

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. The sales were summarized as follows, with dollars in thousands:

                                        Twenty-Eight
                                         Weeks Ended       Fiscal Year Ended
                                        ------------   -------------------------
                                         December 12,       May 30,       May 31,
                                                2003          2003          2002
                                        ------------   -----------   -----------
Number of centers......................           18            41             5
Net proceeds from completed sales...... $     31,312   $    88,703   $     9,180
Deferred gains.........................       11,606        32,507         2,600

     The deferred gains are amortized on a straight-line basis, typically over a period of 15 years. Subsequent to December 12, 2003, we closed $12.3 million in sales, which included five centers, and are currently in the process of negotiating another $62.9 million of sales related to 24 centers. It is possible that we will be unable to complete these transactions in process. We expect our sale-leaseback efforts to continue throughout fiscal year 2004, assuming the market for such transactions remains favorable.

     We expect to fund future new center development through our $125.0 million revolving credit facility and sale-leaseback proceeds, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under our revolving credit facility will adequately provide for our working capital and debt service needs and will be sufficient to fund our expected capital expenditures for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, and such capital may not be available to us on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, in management's opinion, our operations and cash flow would be adversely impacted.

     We may experience decreased liquidity during the summer months and the calendar year-end holidays due to decreased attendance during these periods. New enrollments are generally highest during the traditional fall "back to school" period and after the calendar year-end holidays. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holidays.

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at December 12, 2003 were as follows, with dollars in thousands:

                                           Remainder                      Fiscal Year
                                           of Fiscal  ---------------------------------------------------
                                   Total        2004      2005      2006      2007      2008   Thereafter
                              ----------  ----------  --------  --------  --------  --------  -----------
Long-term debt............... $  546,383  $    2,163  $  7,570  $  4,136  $  4,314  $  4,447  $   523,753
Capital lease obligations....     28,593       1,042     2,240     2,279     2,396     2,415       18,221
Operating lease..............    431,738      19,652    45,192    41,935    38,178    35,034      251,747
                              ----------  ----------  --------  --------  --------  --------  -----------
                              $1,006,714  $   22,857  $ 55,002  $ 48,350  $ 44,888  $ 41,896  $   793,721
                              ==========  ==========  ========  ========  ========  ========  ===========

Capital Expenditures

     During the twenty-eight weeks ended December 12, 2003 and December 13, 2002, we opened ten and 18 new centers, respectively. We expect to open approximately 20 new centers in fiscal 2004 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

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

     Capital expenditures included the following, with dollars in thousands:

                                            Twenty-Eight Weeks Ended
                                          ---------------------------
                                           December 12,   December 13,
                                                  2003           2002
                                          ------------   ------------
New center development..................  $     15,900   $     34,568
Renovation of existing facilities.......         9,073         11,223
Equipment purchases.....................         4,971          7,424
Information systems purchases...........           637            976
                                          ------------   ------------
                                          $     30,581   $     54,191
                                          ============   ============

     Capital expenditures for the twenty-eight weeks ended December 12, 2003 do not include $97.9 million spent to purchase the 44 centers previously included in the synthetic lease facility.

     Capital expenditure limits under our credit facility for fiscal year 2004 are $110.0 million. We have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and our revolving credit facility.

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

     Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Payments may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the average enrollment period, not to exceed one year. The recognition of our net revenues meets the criteria of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges, which were included as a component of depreciation expense, were as follows with dollars in thousands:

                                        Twelve Weeks Ended        Twenty-Eight Weeks Ended
                                     -------------------------   -------------------------
                                     December 12,  December 13,  December 12,  December 13,
                                            2003          2002          2003          2002
                                     -----------   -----------   -----------   -----------
Impairment charges included in
  depreciation expense.............  $       369   $       669   $       945   $       749
Impairment charges included in
  discontinued operations..........           --           106            --           106
                                     -----------   -----------   -----------   -----------
Total impairment charges...........  $       369   $       775   $       945   $       855
                                     ===========   ===========   ===========   ===========

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair values of these investments annually, or more frequently if there is an indication of impairment, using multiples of comparable companies and discounted cash flow analysis.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $52.3 million and $45.1 million at December 12, 2003 and May 30, 2003, respectively. Our internal estimates are reviewed throughout the fiscal year by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and/or costs associated with claims made under these programs could have a material adverse effect on our financial position, cash flows or results of operations.

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

Initial Adoption of Accounting Policies

     SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was adopted for contracts entered into or modified and for hedging relationships designated after June 30, 2003. This adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

     FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity, and certain other entities. The implementation of FIN 46 has been delayed and will be effective during the fourth quarter of our fiscal year 2004. We do not anticipate an impact to our consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective in the second quarter of our fiscal year 2004. This statement did not have a material impact to our consolidated financial statements.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.5% of net revenues for the twenty-eight weeks ended December 12, 2003. We believe that, through increases in our tuition rates, we can mitigate any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

Forward-Looking Statements

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future periods; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; our projected cash flow; and our marketing efforts to sell and leaseback centers. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.

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

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $233.7 million at December 12, 2003. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $5.3 million at December 12, 2003. However, we have cash flow exposure on our revolving credit facility entered into on July 1, 2003 and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. While there were no borrowings outstanding under our revolving credit facility at December 12, 2003, we had borrowings up to $27.0 million for the twenty-eight weeks ended December 12, 2003. Accordingly, a 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by less than $0.1 million in the twelve and twenty-eight weeks ended December 12, 2003, respectively. A 1% (100 basis points) change in the variable LIBOR or adjusted base rate pricing on our industrial revenue bonds, aggregating $8.5 million at December 12, 2003, would have resulted in interest expense changing by less than $0.1 million in the second quarters of fiscal 2004 and 2003, and in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively.

     We have cash flow exposure on the CMBS Loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. A 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $0.7 million and $1.4 million in the twelve and twenty-eight weeks ended December 12, 2003, respectively. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS Loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement for the duration of the loan term.

     In addition, we have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the interest rate defined in our vehicle lease agreement would have resulted in rent expense changing by approximately $0.1 million in both of the second quarters of fiscal 2004 and 2003, and $0.3 million in the twenty-eight weeks ended December 12, 2003 and December 13, 2002, respectively.

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

     Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during our second quarter ended December 12, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 5, 2003 at our annual meeting of stockholders the following matters were submitted to a vote of security holders:

     Election of Directors. Six directors were re-elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified:

                                                Number of Shares
                                            -------------------------
               Name                             For          Withheld
       --------------------                 ----------       --------
       David J. Johnson                     18,987,658        155,130
       Henry R. Kravis                      18,987,658        155,130
       George R. Roberts                    18,987,658        155,130
       Micheal W. Michelson                 18,987,658        155,130
       Scott C. Nutall                      18,987,658        155,130
       Richard J. Goldstein                 19,142,440            348

     There were no abstentions.

     Appointment of Auditors. The appointment of Deloitte and Touche, LLP to serve as our independent auditors for the fiscal year ending May 28, 2004 was ratified with 19,130,630 shares voting for, 16,794 shares voting against and 364 shares abstaining.

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

     10(a) Amendment No. 2 to Nonqualified Deferred Compensation Plan, effective
           January 1, 2004.

     31(a) Certification of Chief Executive Officer of registrant pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31(b) Certification of Chief Financial Officer of registrant pursuant to SEC Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32(a) Certification of Chief Executive Officer of registrant pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32(b) Certification of Chief Financial Officer of registrant pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: Furnished November 4, 2003 for first quarter fiscal 2004 earnings released on November 3, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2004.

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


                                By: /s/ DAN R. JACKSON
                                    -------------------------------------
                                    Dan R. Jackson
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)