Form 10-Q
period 2004-03-05
KINDERCARE LEARNING CENTERS INC /DE
filed 2004-04-15
CIK 832812

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

                  For the quarterly period ended March 5, 2004


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

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at April 9, 2004 was 19,721,646.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information................................................ 2

         Item 1.  Financial statements and supplementary data:

                  Consolidated balance sheets at March 5, 2004
                    and May 30, 2003 (unaudited).............................. 2

                  Consolidated statements of operations for the
                    twelve and forty weeks ended March 5, 2004
                    and March 7, 2003 (unaudited)............................. 3

                  Consolidated statements of stockholders' equity and
                    comprehensive income for the forty weeks
                    ended March 5, 2004 and the fiscal year ended
                    May 30, 2003 (unaudited).................................. 4

                  Consolidated statements of cash flows for the forty
                    weeks ended March 5, 2004 and March 7, 2003 (unaudited)... 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations.........................13

         Item 3.  Quantitative and qualitative disclosures about market risk..31

         Item 4.  Controls and procedures.....................................32

Part II. Other Information....................................................33

         Item 4.  Submission of matters to a vote of security holders.........33

         Item 6.  Exhibits and reports on Form 8-K............................33

Signatures....................................................................34

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          March 5, 2004   May 30, 2003
                                                          -------------   -------------
Assets
Current assets:
   Cash and cash equivalents...........................   $      34,557   $      18,066
   Receivables, net....................................          30,091          31,493
   Prepaid expenses and supplies.......................           8,175           9,423
   Deferred income taxes...............................          11,063          14,500
   Assets held for sale................................           4,238           5,560
                                                          -------------   -------------
       Total current assets............................          88,124          79,042

 Property and equipment, net...........................         716,887         660,939
 Deferred income taxes.................................          15,771           1,868
 Goodwill..............................................          42,565          42,565
 Deferred financing costs..............................          19,982           9,445
 Other assets..........................................          22,261          17,234
                                                          -------------   -------------
                                                          $     905,590   $     811,093
                                                          =============   =============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.....................................   $       6,644   $       9,304
   Accounts payable....................................           7,496           8,888
   Current portion of long-term debt...................           7,580          13,744
   Accrued expenses and other liabilities..............         109,441         109,671
                                                          -------------   -------------
       Total current liabilities.......................         131,161         141,607

 Long-term debt........................................         509,490         441,336
 Noncurrent self-insurance liabilities.................          32,417          22,771
 Deferred income taxes.................................           5,059           3,696
 Other noncurrent liabilities..........................          85,284          66,524
                                                          -------------   -------------
       Total liabilities...............................         763,411         675,934
                                                          -------------   -------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000
       shares; none outstanding........................              --              --
   Common stock, $.01 par value; authorized 100,000
       shares; issued and outstanding 19,722 and
       19,661, respectively............................             197             197
   Additional paid-in capital..........................          26,800          25,909
   Notes receivable from stockholders..................          (1,933)         (1,085)
   Retained earnings...................................         116,686         110,297
   Accumulated other comprehensive income (loss).......             429            (159)
                                                          -------------   -------------
       Total stockholders' equity......................         142,179         135,159
                                                          -------------   -------------
                                                          $     905,590   $     811,093
                                                          =============   =============

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Twelve Weeks Ended                Forty Weeks Ended
                                   -----------------------------    -----------------------------
                                   March 5, 2004   March 7, 2003    March 5, 2004   March 7, 2003
                                   -------------   -------------    -------------   -------------
Revenues, net..................... $     194,387   $     190,192    $     649,105   $     635,097
                                   -------------   -------------    -------------   -------------
Operating expenses:
  Salaries, wages and benefits....       106,660         104,078          358,880         355,346
  Depreciation and amortization...        13,345          12,543           46,153          42,997
  Rent............................        12,842          12,596           41,709          39,514
  Provision for doubtful
    accounts......................         1,463           1,365            4,639           4,631
  Other...........................        40,507          40,649          148,532         142,811
                                   -------------   -------------    -------------   -------------
      Total operating expenses....       174,817         171,231          599,913         585,299
                                   -------------   -------------    -------------   -------------
    Operating income..............        19,570          18,961           49,192          49,798
Investment income.................           577              35              712             215
Interest expense..................        (9,054)         (9,338)         (31,563)        (31,791)
Loss on the early extinguishment
  of debt.........................        (1,363)             --           (5,209)             --
                                   -------------   -------------    -------------   -------------
    Income before income taxes
      and discontinued operations.         9,730           9,658           13,132          18,222
Income tax expense................        (4,233)         (3,825)          (5,605)         (7,215)
                                   -------------   -------------    -------------   -------------
    Income before discontinued
       operations.................         5,497           5,833            7,527          11,007
Discontinued operations, net of
  income tax benefit of $333,
  $351, $848 and $623,
  respectively....................          (432)           (535)          (1,138)           (952)
                                   -------------   -------------    -------------   -------------
     Net income................... $       5,065   $       5,298    $       6,389   $      10,055
                                   =============   =============    =============   =============

Basic and diluted net income
per share:
    Income before discontinued
      operations.................. $        0.28   $        0.30    $        0.38   $        0.56
    Discontinued operations, net..         (0.02)          (0.03)           (0.06)          (0.05)
                                   -------------   -------------    -------------   -------------
        Net income................ $        0.26   $        0.27    $        0.32   $        0.51
                                   =============   =============    =============   =============

Weighted average common shares
  outstanding:
    Basic....................             19,704          19,664           19,694          19,713
    Diluted..................             19,801          19,836           20,005          19,901


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                        Notes                Accumulated
                                     Common Stock    Additional    Receivable                      Other
                                  -----------------     Paid-In          from    Retained  Comprehensive
                                    Shares  Amount      Capital  Stockholders    Earnings   Income (Loss)     Total
                                  --------  -------  ----------  ------------  ----------  -------------  ---------
Balance at May 31, 2002...........  19,819  $   198  $   28,107  $     (1,426) $   96,882  $        (492) $ 123,269
Comprehensive income:
  Net income......................      --       --          --            --      13,415             --     13,415
  Cumulative translation
    adjustment....................      --       --          --            --          --            333        333
                                                                                                          ---------
    Total comprehensive income....                                                                           13,748
Retirement of common stock........    (120)      (1)     (1,645)           --          --             --     (1,646)
Repurchase of common stock........     (38)      --        (553)           --          --             --       (553)
Proceeds from collection
  of stockholders' notes
  receivable......................      --       --          --           341          --             --        341
                                  --------  -------  ----------  ------------  ----------  -------------  ---------
      Balance at May 30, 2003.....  19,661      197      25,909        (1,085)    110,297           (159)   135,159

Comprehensive income:
  Net income......................      --       --          --            --       6,389             --      6,389
  Cumulative translation
    adjustment....................      --       --          --            --          --            588        588
                                                                                                          ---------
    Total comprehensive income....                                                                            6,977
Issuance of common stock..........      74       --       1,089            --          --             --      1,089
Repurchase of common stock........     (13)      --        (198)           --          --             --       (198)
Issuance of stockholders'
  notes receivable................      --       --          --        (1,004)         --             --     (1,004)
Proceeds from collection
  of stockholders' notes
  receivable......................      --       --          --           156          --             --        156
                                  --------  -------  ----------  ------------  ----------  -------------  ---------
    Balance at March 5, 2004......  19,722  $   197  $   26,800  $     (1,933) $  116,686  $         429  $ 142,179
                                  ========  =======  ==========  ============  ==========  =============  =========

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                           Forty Weeks Ended
                                                      -----------------------------
                                                      March 5, 2004   March 7, 2003
                                                      -------------   -------------
Cash flows from operations:
  Net income.......................................   $       6,389   $      10,055
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.................................          47,423          44,686
      Amortization of deferred financing costs and
        deferred gain on sale-leasebacks...........           4,237           1,669
      Provision for doubtful accounts..............           4,757           4,910
      Gain on sales and disposals of property and
        equipment..................................            (672)         (1,881)
      Deferred tax expense (benefit)...............          (9,103)          5,624
      Changes in operating assets and liabilities:
        Increase in receivables....................          (3,356)         (5,555)
        Decrease in prepaid expenses and supplies..           1,248             518
        Increase in other assets...................          (1,756)           (249)
        Increase (decrease) in accounts payable,
          accrued expenses and other current and
          noncurrent liabilities...................           9,466         (11,636)
      Other, net...................................             587             320
                                                      -------------   -------------
    Net cash provided by operating activities......          59,220          48,461
                                                      -------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment..............         (41,345)        (69,731)
  Purchases of property and equipment previously
    included in the synthetic lease facility.......         (97,851)             --
  Acquisition of previously constructed center.....            (872)             --
  Proceeds from sales of property and equipment....          59,117          72,516
  Increase in restricted cash......................          (3,621)             --
  Return of investment accounted for under the
   cost method.....................................             171              --
  Proceeds from notes receivable...................             183              68
                                                      -------------   -------------
    Net cash (used) provided by
      investing activities.........................         (84,218)          2,853
                                                      -------------   -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...............         343,300          48,000
  Payments on long-term borrowings.................        (281,310)        (94,104)
  Deferred financing costs related to refinanced
    debt...........................................         (17,323)             --
  Payments on capital leases.......................            (562)           (743)
  Proceeds from issuance of common stock...........              86              --
  Proceeds from stockholders' notes receivable.....             156             341
  Repurchase of common stock.......................            (198)           (553)
  Bank overdrafts..................................          (2,660)            691
                                                      -------------   -------------
    Net cash provided by (used in) financing
      activities...................................          41,489         (46,368)
                                                      -------------   -------------
      Increase in cash and cash equivalents........          16,491           4,946
  Cash and cash equivalents at the beginning
    of the period..................................          18,066           8,619
                                                      -------------   -------------
  Cash and cash equivalents at the end of the
    period.........................................   $      34,557   $      13,565
                                                      =============   =============

  Supplemental cash flow information:
      Interest paid................................   $      34,175   $      35,980
      Income taxes paid, net.......................           8,877           6,257

  Non-cash financial activities:
        Issuance of notes receivable to
          stockholders.............................   $       1,004   $          --
      Retirement of common stock...................              --           1,646

See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At March 5, 2004, we served approximately 126,000 children and their families at 1,245 child care centers. At our child care centers, we provide educational and care services to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 166,000 at March 5, 2004.

     We operate early childhood education and care centers under two brands as follows:

     o KinderCare - At March 5, 2004, we operated 1,176 KinderCare centers. The brand was established in 1969 and operates centers in 39 states, as well as two centers located in the United Kingdom.

     o Mulberry - We operated 69 Mulberry centers at March 5, 2004, which are located primarily in the northeast region of the United States and southern California. In addition, we had eight service contracts to operate before-and-after-school programs.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,245 centers at March 5, 2004 are 43 KinderCare at Work Centers.

     In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., operates in three business units as follows: Keystone National High School, Learning & Education Center and iQ Academies.

     We have made minority investments in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program, and Chancellor Beacon Academies, Inc., an education management company.

     Fiscal Year. References to fiscal 2004 and fiscal 2003 are to the 52 weeks ended May 28, 2004 and May 30, 2003, respectively. Our fiscal year ends on the Friday closest to May 31. The third quarter is comprised of 12 weeks and ended on March 5, 2004 in fiscal 2004 and March 7, 2003 in fiscal 2003. The first quarter is comprised of 16 weeks, while the second, third and fourth quarters are each comprised of 12 weeks.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The unaudited consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at March 5, 2004, our results of operations for the twelve and forty weeks ended March 5, 2004 and March 7, 2003, and cash flows for the forty weeks ended March 5, 2004 and March 7, 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

     Revenue Recognition. The recognition of our net revenues meets the following criteria: the existence of an arrangement, the rendering of services, a determinable fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. We receive fees for reservation, registration, education and other services. Other income is primarily comprised of supplemental fees from tutoring programs and field trips. Tuition, other fees and other income are recognized as the related services are provided. Payments for these types of services may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the estimated average enrollment period, not to exceed twelve months.

     Comprehensive Income. Comprehensive income is comprised of the following, for the periods indicated, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Net income.........................  $       5,065  $       5,298   $       6,389  $      10,055
Cumulative translation adjustment..            381             29             588            320
                                     -------------  -------------   -------------  -------------
     Comprehensive income..........  $       5,446  $       5,327   $       6,977  $      10,375
                                     =============  =============   =============  =============

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

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, we have provided the required disclosures below. Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows, in thousands, except per share data:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Reported net income................. $       5,065  $       5,298   $       6,389  $      10,055
Compensation costs for stock option
  plans, net of taxes...............          (237)          (132)           (789)          (441)
                                     -------------  -------------   -------------  -------------
    Pro forma net income............ $       4,828  $       5,166   $       5,600  $       9,614
                                     =============  =============   =============  =============

Pro forma net income per share:
  Basic and diluted net income
    per share before
    discontinued operations,
    net............................. $        0.26  $        0.27   $        0.32  $        0.51
  Discontinued operations, net
    of taxes........................         (0.01)         (0.01)          (0.04)         (0.02)
                                     -------------  -------------   -------------  -------------
       Adjusted net income per
         share...................... $        0.25  $        0.26   $        0.28  $        0.49
                                     =============  =============   =============  =============

     A summary of the weighted average fair values was as follows:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Weighted average fair value
   of options granted during
   the period, using the
   Black-Scholes option
   pricing model.................... $        3.64  $          --   $        7.58  $        4.27
Assumptions used to estimate
   the present value of
   options at the grant date:
     Volatility.....................          48.1%            --            48.1%          42.9%
     Risk-free rate of return.......           3.6%            --             3.7%           3.9%
     Dividend yield.................           0.0%            --             0.0%           0.0%
     Number of years to exercise
       options......................             7             --               7              7

There were no options granted during the third quarter of fiscal 2003.

     Discontinued Operations. Discontinued operations included the operating results of the 60 centers closed during fiscal 2003 and the forty weeks ended March 5, 2004. A summary of discontinued operations was as follows, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Revenues, net....................... $         263  $       3,144   $       3,684  $      13,010
Operating expenses..................         1,028          4,030           5,670         14,584
                                     -------------  -------------   -------------  -------------
  Operating loss....................          (765)          (886)         (1,986)        (1,574)
Interest expense....................            --             --              --             (1)
                                     -------------  -------------   -------------  -------------
  Loss before income taxes..........          (765)          (886)         (1,986)        (1,575)
Income tax benefit..................           333            351             848            623
                                     -------------  -------------   -------------  -------------
  Discontinued operations, net
    of tax.......................... $        (432) $        (535)  $      (1,138) $        (952)
                                     =============  =============   =============  =============

     Operating expense related to discontinued operations included the following, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Impairment charges.................. $           5  $         336   $         145  $         999
Gains on closed center sales........            --             --             563          1,202

     Of the center closures, 14 were held for sale at March 5, 2004. As a result, $4.2 million and $5.6 million of property and equipment was classified as current in the unaudited consolidated balance sheets at March 5, 2004 and May 30, 2003, respectively.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Basic weighted average common
  shares outstanding................        19,704         19,664          19,694         19,713
Dilutive effect of options..........            97            172             311            188
                                     -------------  -------------   -------------  -------------
  Diluted weighted average common
    shares outstanding..............        19,801         19,836          20,005         19,901
                                     =============  =============   =============  =============
Shares excluded from potential
  shares due to their anti-dilutive
  effect............................         1,544          2,272           1,206          2,256
                                     =============  =============   =============  =============

     Restricted Cash. Restricted cash includes cash held in connection with our $300.0 million mortgage loan, see "Note 4. Long-Term Debt." At March 5, 2004, restricted cash of $3.6 million was included in other assets in our unaudited consolidated balance sheet. The restricted cash relates primarily to capital expenditure and debt service requirements under the mortgage loan.

     Property and Equipment, net. In connection with our debt refinancing in July 2003, our $300.0 million mortgage loan was secured by first mortgages or deeds of trust on 475 of our owned centers. In addition, we mortgaged another 119 of our owned centers to secure the debt under our revolving credit facility. At March 5, 2004, the net book value of $395.6 million for these 594 centers was included in property and equipment in our unaudited consolidated balance sheet.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of related debt facilities, such method approximates the effective yield method. At March 5, 2004 and May 30, 2003, deferred financing costs were $20.0 million and $9.4 million, respectively. The increase in deferred financing costs for the forty weeks ended March 5, 2004 was due to our debt refinancing in July 2003, see "Note 4. Long-Term Debt." A summary of the changes were as follows, in thousands:

      Balance at May 30, 2003......................... $   9,445
      Additions.......................................    17,323
      Costs written-off in connection with the
        refinancing...................................    (3,089)
      Amortization for the forty weeks ended
        March 5, 2004.................................    (3,697)
                                                       ---------
          Balance at March 5, 2004.................... $  19,982
                                                       =========

     Recently Issued Accounting Pronouncements. Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, as amended by FIN 46R, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity, and certain other entities. The implementation of FIN 46R has been delayed and will be effective during the fourth quarter of our fiscal year 2004. We do not anticipate an impact to our consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective in the second quarter of our fiscal 2004. This statement did not have a material impact to our consolidated financial statements.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if our assumptions change. The most significant estimates underlying the consolidated financial statements include the timing of revenue recognition, the allowance for doubtful accounts, long-lived and intangible asset valuations and any resulting impairment, the valuation of our investments, the adequacy of our self insurance obligations and future tax liabilities.

     Reclassifications. As a result of the 60 center closures during fiscal 2003 and the forty weeks ended March 5, 2004, we have restated amounts previously reported in our Report on Form 10-Q for the quarterly period ended March 7, 2003 to reflect the results of operations for these centers as discontinued operations. Certain other prior period amounts have also been reclassified to conform to the current period's presentation.

3.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                              March 5, 2004   May 30, 2003
                                              -------------   ------------
Land......................................... $     165,530   $    155,855
Buildings and leasehold improvements.........       651,046        582,434
Equipment....................................       194,489        182,462
Construction in progress.....................        16,691         22,708
                                              -------------   ------------
                                                  1,027,756        943,459
Accumulated depreciation and amortization....      (310,869)      (282,520)
                                              -------------   ------------
                                              $     716,887   $    660,939
                                              =============   ============

4.   Long-Term Debt

     Long-term debt consisted of the following, in thousands:

                                                         March 5, 2004    May 30, 2003
                                                         -------------    ------------
  Secured:
  Mortgage loan payable in monthly installments
    through July 2008, interest rate of 3.35% at
    March 5, 2004...................................     $     298,071    $         --
  Borrowings under revolving credit facilities,
    interest rates of:
    o  4.34% at March 5, 2004.......................
    o  2.57% and 4.25% at May 30, 2003..............            11,000         104,000
  Term loan facility, interest rate of 3.82% at
    May 30, 2003....................................                --          47,000
  Industrial refunding revenue bonds at variable
    rates of interest of 1.20% and 1.70%
    respectively, supported by letters of credit,
    maturing calendar 2009..........................             8,500           8,500
  Industrial revenue bonds secured by real property
    with maturities to calendar 2005 at interest
    rates of 2.80% to 4.55% and 2.98% to 4.55%,
    respectively....................................             3,639           3,739
  Real and personal property mortgages payable in
    monthly installments maturing calendar 2005,
    interest rate of 7.00%..........................                21              34

  Unsecured:
  Senior subordinated notes due calendar 2009,
    interest rate of 9.5%, payable semi-annually....           194,423         290,000
  Notes payable in monthly installments through
    calendar 2008, interest rate of 8.00%...........             1,416           1,807
                                                         -------------    ------------
                                                               517,070         455,080
    Less current portion of long-term debt..........             7,580          13,744
                                                         -------------    ------------
                                                         $     509,490    $    441,336
                                                         =============    ============

     We redeemed an additional $15.0 million aggregate principal amount of our 9.5% senior subordinated notes on March 29, 2004 at an aggregate price of $15.4 million. The redemption was funded by cash flows from operations and proceeds from sale-leaseback transactions.

     Refinancing. In July 2003, we refinanced a portion of our debt. We obtained a $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the balance on the then existing revolving credit facility, the term loan facility and the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of ARB No. 43, Chapter 3A, the $104.0 million balance on our previous revolving credit facility and our annual $0.5 million installment on our term loan were classified as long-term debt at May 30, 2003, since they were refinanced on a long-term basis during our first quarter of fiscal 2004.

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

     Each of the centers included in the CMBS Centers is being ground leased by the CMBS Borrower to another wholly owned subsidiary formed in connection with the CMBS Loan, which is referred to as the CMBS Operator, and is being managed by us pursuant to a management agreement with the CMBS Operator. Transactions between the CMBS Borrower and the CMBS Operator are eliminated in consolidation since both the CMBS Borrower and the CMBS Operator are wholly owned subsidiaries. If the CMBS Loan is accelerated for any reason, the terms of such loan will prevent us from allowing our centers that are not mortgaged under the CMBS Loan to compete with CMBS Centers for a period of time after such acceleration, as specified in the CMBS Loan agreement.

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

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers, declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 52 weeks ended March 5, 2004 was approximately $80.2 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive fiscal quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent under the ground lease is $34.0 million for the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us. Our restricted cash balance in connection with the CMBS Loan was $3.6 million at March 5, 2004. The restricted cash balance will fluctuate periodically due primarily to the timing of debt service payments compared to our period end date.

     Revolving Credit Facility. Our $125.0 million revolving credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings. At March 5, 2004, there were $11.0 million of borrowings outstanding under our credit facility.

     The credit facility bears interest, at our option, at either of the following rates, which are adjusted in quarterly increments based on our ratio of total consolidated debt to total consolidated EBITDA (EBITDA is defined in the credit facility as net income before interest expense, income taxes, depreciation, amortization, non-recurring charges, non-cash charges, gains and losses on asset sales, restructuring charges or reserves and non-cash gains):

     o An adjusted LIBOR rate plus 2.00% to 3.25%. At March 5, 2004, this rate was adjusted LIBOR plus 3.25%, or an all-in rate of 4.34%. There were $11.0 million of borrowings outstanding at this rate at March 5, 2004.

     o An alternative base rate (ABR) plus 0.75% to 2.00%. At March 5, 2004, this rate would have been ABR plus 2.00%, or an all-in rate of 6.00%. There were no borrowings outstanding at this rate at March 5, 2004.

     The credit facility contains customary covenants and provisions that restrict our ability to:

     o    make certain fundamental changes to our business,

     o    consummate asset sales,

     o    declare dividends,

     o    grant liens,

     o incur additional indebtedness, amend the terms of or repay certain indebtedness, and

     o    make capital expenditures.

     In addition, the credit facility requires us to meet or exceed certain leverage and interest and lease expense coverage ratios. We were in compliance with our covenants at March 5, 2004.

     Under the credit facility, we are required to pay a commitment fee at a rate ranging from 0.40% to 0.50% on the available commitment. The fee is payable quarterly in arrears. In addition, we are required to pay a letter of credit fee at a rate ranging from 2.00% to 3.25%, minus 0.125%, plus a fronting fee of 0.125%, in each case on the average daily stated amount of each letter of credit. These fees are also payable quarterly in arrears. At March 5, 2004 the rates for our commitment and letter of credit fees were 0.50% and 3.125%, respectively.

5.   Commitments and Contingencies

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation of which we are aware will materially affect our consolidated financial statements, although assurance cannot be given with respect to the ultimate outcome of any such actions.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes presented elsewhere in this report. We utilize a financial reporting schedule comprised of 13 four-week periods and our fiscal year ends on the Friday closest to May 31. The information presented refers to the 12 weeks ended March 5, 2004 as "the third quarter of fiscal 2004" and the 12 weeks ended March 7, 2003 as "the third quarter of fiscal 2003." Our first fiscal quarter is comprised of 16 weeks, while the remaining quarters are each comprised of 12 weeks.

Overview

     We are the nation's leading for-profit provider of early childhood education and care. We provide services to infants and children up to 12 years of age, with a majority of the children from the ages of six weeks to five years old. We are the largest for-profit provider in the United States in terms of the number of centers and licensed capacity. At March 5, 2004, licensed capacity at our centers was approximately 166,000 and we served approximately 126,000 children and their families at 1,245 child care centers. We distinguish ourselves by providing high quality educational programs, a professional, well-trained staff and attractive and safe facilities. We focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically. In addition to our primary business of center-based child care, we also own and operate a distance learning company serving teenagers and young adults through our subsidiary, KC Distance Learning, Inc.

     This report will be available on our website, kindercare.com, as soon as practicable after filing with the Securities and Exchange Commission. The information on our website is not incorporated by reference in this report.

Net Revenues

     We derive our net revenues from:

     o Tuition charges. We collect tuition on a weekly basis in advance. The majority of our tuition is paid by individual families. Approximately 20% is paid at varying levels of subsidy by government agencies. In our employer-sponsored centers, tuition may be partly subsidized by the employers. We provide certain discounts to families, government agencies and employees. These include discounts with respect to government agency reimbursed rates, staff discounts, family discounts for multiple enrollments, marketing discounts for referrals or trial periods and employer-based discounts.

     o Fees. We charge a reservation fee, typically at half of the normal tuition charge, for any full week that an enrolled child is absent from our centers. We also collect registration fees and fees to cover educational supplies at the time of enrollment and annually thereafter.

     o Other income. We offer tutoring programs, on a supplemental fee basis, in the majority of our centers in the areas of literacy and reading, foreign language and mathematics. We also offer field trips, predominantly during the summer months, for an additional charge. We earn other income from various sources, including management fees related to certain employer-sponsored contracts.

     o Distance learning services. Our subsidiary, KC Distance Learning, primarily sells high school courses and the related instruction services directly to private students, as well as to schools and school districts.

     Tuition charges represent the majority of our net revenues. We determine tuition rates based upon a number of factors, including the age of the child, full- or part-time attendance, enrollment levels, location and competition. Tuition rates are typically adjusted company-wide each year to coincide with the back-to-school periods. However, we may adjust individual room rates within a specific center at any time based on competitive position, occupancy levels and demand. In order to maximize enrollment, center directors may also adjust the rates at their center or offer discounts at their discretion, within limits. These rate discounts and adjustments are closely monitored by our field management and corporate headquarters. Our focus on pricing at the classroom level within our centers has enabled us to improve same-center sales growth throughout the year without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases.

     We calculate and monitor average weekly tuition rates and occupancy for each center as measurements of performance. The average weekly tuition rate is calculated as the actual tuition charged, net of discounts, for a specified time period, divided by "full-time equivalent," or FTE, attendance for the related time period. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled. Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the FTE attendance divided by the sum of the center's licensed capacity.

     The average weekly tuition rate and occupancy for all of our centers combined were as follows:

                                          Average
                                          weekly
                                       tuition rate     Occupancy
                                       ------------     ---------
Forty weeks ended March 5, 2004...     $     152.04          59.3%
Fiscal 2003.......................           144.45          63.3
Fiscal 2002.......................           137.72          65.6
Fiscal 2001.......................           129.34          68.3

     The average weekly tuition rate has risen primarily due to the annual tuition rate increases we have instituted as well as the room specific tiered rates we have implemented. Although we have increased rates, in most cases our families experience lower tuition charges over time. This is due to the fact that within a specific center the highest pricing levels exist in the infant program and the lowest pricing is charged in our school age offerings, as a result of the higher care requirements of younger children. The average weekly tuition rate is also impacted by shifts in enrollment within various geographic markets, enrollment mix between age segments, enrollment mix between full- and part-time attendance and the opening of new centers in markets that support rates at levels higher than our company average.

     We have experienced declines in our occupancy levels. We believe the factors contributing to these declines include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn.

     Net revenue growth has primarily resulted from the addition of new centers through organic growth and acquisitions, and to a lesser extent due to increased tuition and expanded programs at existing centers. Our comparable center net revenue growth has remained relatively flat in each period from 2001 to the forty weeks ended March 5, 2004. A center is included in comparable center net revenues when it has been open and operated by us at least one year and it has not been rebuilt or permanently relocated within that year. Therefore, a center is considered comparable during the first four-week period it has prior year net revenues. Non-comparable net revenues include those generated from centers that have been closed and our revenues from distance learning services.

     Over the past several years our management has pursued a strategy of increasing our net revenues through an increase in tuition rates offset by a gradual decline in occupancy levels and the expansion of service offerings. We believe that our reputation, brand awareness, educational offerings and focus on developing centers in growing and comparatively more affluent regions of the United States are some of the primary reasons we have been able to charge premium tuition rates. We have also successfully executed on our growth strategy to open new centers and to pursue strategic acquisitions.

Seasonality

     New enrollments are generally highest during the traditional fall "back to school" period and after the calendar year-end holidays. Therefore, we attempt to focus our marketing efforts to support these periods of high re-enrollments. Enrollment generally decreases 5% to 10% during the summer months and calendar year-end holidays.

New Center Openings, Acquisitions and Center Closures

     We intend to continue to open 15 to 30 new centers each year. In addition, we will make selective acquisitions of existing high quality centers. We also continually evaluate our centers and close those, typically older, centers that are not generating positive cash flow. During the periods indicated we opened, acquired and closed centers as follows:

                                                                   Fiscal Year Ended
                                     Forty Weeks       ------------------------------------------
                                 Ended March 5, 2004   May 30, 2003   May 31, 2002   June 1, 2001
                                 -------------------   ------------   ------------   ------------
Number of centers at the
    beginning of the period.....               1,264          1,264          1,242          1,169
Openings........................                  12             28             35             44
Acquisitions....................                   1             --             --             75
Closures........................                 (32)           (28)           (13)           (46)
                                 -------------------   ------------   ------------   ------------
  Number of centers at the
    end of the period...........               1,245          1,264          1,264          1,242
                                 ===================   ============   ============   ============
Total center license capacity
  at the end of the period......             166,000        167,000        166,000        162,000
                                 ===================   ============   ============   ============

Operating Expenses

     Our operating expenses include the direct costs related to the operations of our centers, as well as the costs associated with the field and corporate oversight of such centers. Our large, nationwide customer base gives us the ability to spread the costs of programs and services, such as curriculum development, training programs and other management processes, over a large number of centers.

     Labor related costs are the largest component of operating expenses. We have been successful in managing our labor productivity without impacting the quality of services within our centers. Other costs incurred at the center level include insurance, janitorial, maintenance, utilities, transportation, provision for doubtful accounts, food and marketing. While we generally have seen gradual rises in our expenses, our largest increase in expense has come from the recent renewals of our insurance policies due to the higher premiums that resulted from the terrorist attacks on September 11, 2001. We anticipate that these costs will remain at their current levels or may increase further.

     Other significant components of our cost structure include depreciation and rent. We have experienced increases in our rent expense primarily due to an active sale-leaseback program in which we sell our centers to unaffiliated third parties and lease them back. We then redeploy the proceeds to buy and develop additional sites for our child care centers, or to reduce debt levels. We have an active inventory of our properties available for sale, and plan to continue our sale-leaseback program for as long as there is investor interest.

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

     Revenue recognition. The recognition of our net revenues meets the following criteria: the existence of an arrangement, the rendering of services, a determinable fee and probable collection. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Payments may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the average enrollment period, not to exceed one year.

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

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges, which were included as a component of depreciation expense, were as follows, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Impairment charges included in
  depreciation expense.............  $         331  $          88   $       1,137  $         280
Impairment charges included in
  discontinued operations..........              5            336             145            999
                                     -------------  -------------   -------------  -------------
Total impairment charges...........  $         336  $         424   $       1,282  $       1,279
                                     =============  =============   =============  =============

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair values of these investments annually, or more frequently if there is an indication of impairment, using multiples of comparable companies and discounted cash flow analysis. During the third quarter of fiscal 2004 we received a $0.7 million dividend payment from a minority investment accounted for under the cost method. We recognized investment income of $0.5 million for our proportionate share of accumulated earnings since the date of the initial investment and $0.2 million was recorded as a return of investment in the subject company.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $53.7 million and $45.1 million at March 5, 2004 and May 30, 2003, respectively. Our internal estimates are reviewed throughout the fiscal year by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and/or costs associated with claims made under these programs could have a material adverse effect on our consolidated financial statements.

     Income taxes. Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would be required to record the impact of the change. This could have a material effect on our financial position or results of operations. In the third quarter of fiscal 2004 our effective tax rate increased to 43.5% compared to 39.6% for the same period last year due, in part, to the expiration of the Work Opportunity Tax Credit as of December 31, 2003.

Initial Adoption of Accounting Policies

     Statement of Financial Accounting Standards ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was adopted for contracts entered into or modified and for hedging relationships designated after June 30, 2003. This adoption did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

     Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, as amended by FIN 46R, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity, and certain other entities. The implementation of FIN 46R has been delayed and will be effective during the fourth quarter of our fiscal year 2004. We do not anticipate an impact to our consolidated financial statements.

Third Quarter of Fiscal 2004 compared to Third Quarter of Fiscal 2003

     The following table shows the comparative operating results of KinderCare, in thousands, except the average weekly tuition rate:

                                                                                      Change
                                  Twelve Weeks   Percent   Twelve Weeks   Percent     Amount
                                      Ended         of         Ended         of      Increase/
                                  March 5, 2004  Revenues  March 7, 2003  Revenues  (Decrease)
                                  -------------  --------  -------------  --------  ----------
Revenues, net.................... $     194,387     100.0% $     190,192     100.0% $    4,195
                                  -------------  --------  -------------  --------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............        97,095      49.9         96,221      50.6         874
    Field and corporate expense..         9,565       4.9          7,857       4.1       1,708
                                  -------------  --------  -------------  --------  ----------
      Total salaries, wages and
        benefits.................       106,660      54.8        104,078      54.7       2,582
  Depreciation and amortization..        13,345       6.9         12,543       6.6         802
  Rent...........................        12,842       6.6         12,596       6.6         246
  Other..........................        41,970      21.6         42,014      22.1         (44)
                                  -------------  --------  -------------  --------  ----------
    Total operating expenses.....       174,817      89.9        171,231      90.0       3,586
                                  -------------  --------  -------------  --------  ----------
      Operating income........... $      19,570      10.1% $      18,961      10.0% $      609
                                  =============  ========  =============  ========  ==========
Average weekly tuition rate...... $      152.47            $      144.69            $     7.78
Occupancy........................          58.4%                    61.2%                 (2.8)

     Revenues, net. Net revenues increased $4.2 million, or 2.2%, from the same period last year to $194.4 million in the third quarter of fiscal 2004. The increase was due to higher average weekly tuition rates, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $0.3 million, or 0.1%.

     The average weekly tuition rate increased $7.78, or 5.4%, to $152.47 in the third quarter of fiscal 2004 due primarily to tuition increases. Occupancy declined to 58.4% from 61.2% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. We believe the factors contributing to this decline include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn.

     During the third quarters of fiscal 2004 and 2003, we opened and closed centers as follows:

                                                Twelve Weeks Ended
                                          -----------------------------
                                          March 5, 2004   March 7, 2003
                                          -------------   -------------
Number of centers at the beginning
  of the period.........................          1,253           1,266
Openings................................              2               6
Acquisition.............................              1              --
Closures................................            (11)             (8)
                                          -------------   -------------
   Number of centers at the end of the
     period.............................          1,245           1,264
                                          =============   =============
Total center licensed capacity at the
  end of the period.....................        166,000         167,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $2.6 million, or 2.5%, from the same period last year to $106.7 million. Total salaries, wages and benefits expense as a percentage of net revenues was 54.8% for the third quarter of fiscal 2004 compared to 54.7% for the third quarter of fiscal 2003.

     Expenses for salaries, wages and benefits directly associated with the centers was $97.1 million, an increase of $0.9 million from the same period last year. The increase was primarily due to overall higher wage rates, offset by control over labor hours and a reduction in medical insurance costs. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 49.9% from 50.6% for the same period last year due primarily to improved labor productivity and a reduction in medical insurance costs. Expenses for salaries, wages and benefits associated with field and corporate employees increased $1.7 million due primarily to a $1.5 million increase in the management bonus accrual, which was the result of recognizing the expense earlier this fiscal year compared to the prior year. This earlier recognition was due to the timing of our financial performance to date compared to the same period last year. Our annual management bonus expense is not expected to be materially higher than prior year.

     Depreciation and amortization. Depreciation and amortization expense increased $0.8 million from the same period last year to $13.3 million. Significant changes in depreciation expense included the impact of purchasing centers previously included in our synthetic lease facility, our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, and impairment charges. These changes were as follows, in thousands:

Depreciation for centers previously included
  in the synthetic lease facility..................... $       778
Impairment charges....................................         243
Impact of centers sold in the sale-leaseback program..        (411)
Other.................................................         192
                                                       -----------
   Increase in depreciation and amortization expense.. $       802
                                                       ===========

     Impairment charges of $0.3 million and $0.1 million in the third quarter of fiscal 2004 and 2003, respectively, related to under-performing centers and certain undeveloped properties.

     Rent. Rent expense increased $0.2 million in the third quarter of 2004 compared to the same period last year. Significant changes in rent expense included the impact of the sale-leaseback program, whereby centers are sold and leased back, and centers previously included in our synthetic lease facility. See "Liquidity and Capital Resources." The changes were as follows, in thousands:

Impact of centers leased under the sale-leaseback
  program........................................... $     1,259
Amortization of deferred gains on sale-leaseback
  transactions......................................        (453)
Rent expense for centers previously included in the
  synthetic lease facility..........................        (745)
Other...............................................         185
                                                     -----------
   Increase in rent expense......................... $       246
                                                     ===========

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities, property taxes and licenses and marketing costs, and expenses related to field management and corporate administration. Other operating expenses remained flat at $42.0 million in the third quarter of fiscal 2004 compared to the same period last year. Other operating expenses as a percentage of net revenues decreased to 21.6% from 22.1% for the same period last year primarily as a result of cost controls.

     Operating income. Operating income was $19.6 million in the third quarter of fiscal 2004, an increase of $0.6 million compared to the same period last year. During the third quarter of fiscal 2004 operating income, as a percentage of net revenues, was 10.1% compared to 10.0% for the same period last year. The slight improvement in margin was due primarily to control over costs.

     Investment income. During the third quarter of fiscal 2004 we received a dividend payment of $0.7 million from a minority investment accounted for under the cost method. Investment income of $0.5 million was recognized to the extent of our proportionate share of accumulated earnings since the date of the initial investment. In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the remaining $0.2 million was recorded as a return of investment in the subject company.

     Interest expense. Interest expense was $9.1 million compared to $9.3 million for the same period last year. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 7.0% and 7.6% for the third quarter of fiscal 2004 and fiscal 2003, respectively.

     Loss on the early extinguishment of debt. As a result of redeeming $39.3 million of our 9.5% senior subordinated notes in the third quarter of fiscal 2004, we recognized a loss on the early extinguishment of debt of $1.4 million. These costs included the write-off of deferred financing costs of $0.8 million associated with the debt that was repaid and the incurrence of premium costs of $0.6 million.

     Income tax expense. Income tax expense was $4.2 million, or 43.5% of pretax income, in the third quarter of fiscal 2004. In the third quarter of fiscal 2003, income tax expense was $3.8 million, or 39.6% of pretax income. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits. The increase in the effective rate in the third quarter of fiscal 2004 was due, in part, to the expiration of the Work Opportunity Tax Credit as of December 31, 2003.

     Discontinued operations. We recognized losses of $0.4 million and $0.5 million on discontinued operations in the third quarters of fiscal 2004 and 2003, respectively, which represents the operating results, net of tax, for all periods presented of the 60 centers closed during fiscal 2003 and the forty weeks ended March 5, 2004. Discontinued operations included the following, in thousands:

                                                     Twelve Weeks Ended
                                                -----------------------------
                                                March 5, 2004   March 7, 2003
                                                -------------   -------------
Revenues, net.................................. $         263   $       3,144
                                                -------------   -------------
Operating expenses:
   Salaries, wages and benefits................           298           2,103
   Depreciation................................           395             598
   Rent........................................            42             307
   Provision for doubtful accounts.............            38              72
   Other.......................................           255             950
                                                -------------   -------------
     Total operating expenses..................         1,028           4,030
   Operating loss..............................          (765)           (886)

Income tax benefit.............................           333             351
                                                -------------   -------------
  Discontinued operations, net of tax.......... $        (432)  $        (535)
                                                =============   =============

     Depreciation expense for the twelve weeks ended March 7, 2003 included $0.3 million of impairment charges.

     Net income. Net income was $5.1 million in the third quarter of fiscal 2004 compared to $5.3 million in the third quarter of fiscal 2003. The decrease was due primarily to the $1.4 million ($0.8 million after tax) of costs associated with the loss on the early extinguishment of debt discussed above. As a percentage of net revenue, net income was 2.6% and 2.8% in the third quarter of fiscal 2004 and fiscal 2003, respectively. Basic and diluted net income per share were both $0.26 for the third quarter of fiscal 2004 and $0.27 for the third quarter of 2003.

Forty Weeks ended March 5, 2004 compared to Forty Weeks ended March 7, 2003.

     The following table shows the comparative operating results of KinderCare, in thousands, except the average weekly tuition rate:

                                                                                       Change
                                      Forty       Percent      Forty       Percent     Amount
                                    Weeks Ended     of       Weeks Ended     of       Increase/
                                   March 5, 2004  Revenues  March 7, 2003  Revenues  (Decrease)
                                   -------------  --------  -------------  --------  ----------
Revenues, net....................  $     649,105     100.0% $     635,097     100.0% $   14,008
                                   -------------  --------  -------------  --------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............        330,893      51.0        329,232      51.9       1,661
    Field and corporate expense..         27,987       4.3         26,114       4.1       1,873
                                   -------------  --------  -------------  --------  ----------
      Total salaries, wages and
        benefits.................        358,880      55.3        355,346      56.0       3,534
  Depreciation and amortization..         46,153       7.1         42,997       6.8       3,156
  Rent...........................         41,709       6.4         39,514       6.2       2,195
  Other..........................        153,171      23.6        147,442      23.2       5,729
                                   -------------  --------  -------------  --------  ----------
    Total operating expenses.....        599,913      92.4        585,299      92.2      14,614
                                   -------------  --------  -------------  --------  ----------
      Operating income...........  $      49,192       7.6% $      49,798       7.8% $     (606)
                                   =============  ========  =============  ========  ==========
Average weekly tuition rate......  $      152.04            $      143.85            $     8.19
Occupancy........................           59.3%                    62.5%                 (3.2)

     Revenues, net. Net revenues increased $14.0 million, or 2.2%, from the same period last year to $649.1 million in the forty weeks ended March 5, 2004. The increase was due to higher average weekly tuition rates, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Comparable center net revenues decreased $0.2 million.

     The average weekly tuition rate increased $8.19, or 5.7%, to $152.04 in the forty weeks ended March 5, 2004 due primarily to tuition increases. Occupancy declined to 59.3% from 62.5% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. We believe the factors contributing to this decline include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn.

     During the periods indicated, we opened and closed centers as follows:

                                                      Forty Weeks Ended
                                                 ----------------------------
                                                 March 5, 2004  March 7, 2003
                                                 -------------  -------------
Number of centers at the beginning of
  the period....................................         1,264          1,264
Openings........................................            12             24
Acquisitions....................................             1             --
Closures........................................           (32)           (24)
                                                 -------------  -------------
   Number of centers at the end of the
     period.....................................         1,245          1,264
                                                 =============  =============
Total center licensed capacity at the end
  of the period.................................       166,000        167,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $3.5 million, from the same period last year to $358.9 million. Total salaries, wages and benefits expense as a percentage of net revenues was 55.3% and 56.0% for the forty weeks ended March 5, 2004 and March 7, 2003, respectively.

     Expenses for salaries, wages and benefits directly associated with the centers was $330.9 million, an increase of $1.7 million from the same period last year. The increase was primarily due to costs from newly opened centers and overall higher wage rates, offset by control over labor hours and a reduction in medical insurance costs. See "Wage Increases." At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 51.0% from 51.9% for the same period last year due primarily to improved labor productivity and a reduction in medical insurance costs. Expense for salaries, wages and benefits associated with field and corporate and employees increased $1.9 million due primarily to $1.5 million additional management bonus expense, which was the result of recognizing the expense earlier this fiscal year compared to the prior year. This earlier recognition was due to the timing of our financial performance to date compared to the same period last year. Our annual management bonus expense is not expected to be materially higher than the prior year.

     Depreciation and amortization. Depreciation and amortization expense increased $3.2 million from the same period last year to $46.2 million. Significant changes in depreciation expense included the impact of purchasing centers previously included in our synthetic lease facility, our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, and impairment charges. These changes were as follows, in thousands:

Depreciation for centers previously included
  in the synthetic lease facility..................... $     2,929
Impairment charges....................................         857
Impact of centers sold in the sale-leaseback program..      (1,585)
Other.................................................         955
                                                       -----------
   Increase in depreciation and amortization expense.. $     3,156
                                                       ===========

     Impairment charges of $1.1 million and $0.2 million in the forty weeks ended March 5, 2004 and March 7, 2003, respectively, related to under-performing centers and certain undeveloped properties.

     Rent. Rent expense increased $2.2 million from the same period last year to $41.7 million. The most significant changes in the rent expense included the impact of our sale-leaseback program and the impact of centers previously included in our synthetic lease facility. In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods. The changes were as follows, in thousands:

Impact of centers leased under the sale-leaseback
  program..........................................  $     5,095
Amortization of deferred gains on sale-leaseback
  transactions.....................................       (1,638)
Rent expense for centers previously included in the
  synthetic lease facility.........................       (2,449)
Other..............................................        1,187
                                                     -----------
   Increase in rent expense........................  $     2,195
                                                     ===========

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities, property taxes and licenses and marketing costs, and expenses related to field management and corporate administration. Other operating expenses increased $5.7 million, or 3.9%, from the same period last year to $153.2 million. The increase was due primarily to $4.4 million of increased insurance costs and additional center level costs for newly opened centers. Other operating expenses as a percentage of net revenues increased to 23.6% from 23.2% for the same period last year primarily as a result of the higher insurance costs.

     Operating income. Operating income was $49.2 million, a decrease of $0.6 million, or 1.2%, from the same period last year. Operating income decreased due to $1.6 million of higher insurance costs and $3.5 million of increased rent expense from sale-leasebacks, offset by higher tuition rates and control over labor productivity. Operating income as a percentage of net revenues was 7.6% compared to 7.8% for the same period last year.

     Investment income. During the third quarter of fiscal 2004 we received a dividend payment of $0.7 million from a minority investment accounted for under the cost method. Investment income of $0.5 million was recognized to the extent of our proportionate share of accumulated earnings since the date of the initial investment. In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the remaining $0.2 million was recorded as a return of investment in the subject company.

     Interest expense. Interest expense was $31.6 million for the forty weeks ended March 5, 2004, a decrease of $0.2 million from the same period last year. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 7.0% and 7.8% for the forty weeks ended March 5, 2004 and March 7, 2003, respectively.

     Loss on the early extinguishment of debt. As a result of our debt refinancing in July 2003 and the acquisition and redemption of a portion of our 9.5% senior subordinated notes, we recognized a loss on the early extinguishment of debt of $5.2 million in the forty weeks ended March 5, 2004. These costs included the write-off of deferred financing costs of $3.6 million associated with the debt that was repaid and the incurrence of premium costs of $1.6 million in connection with the acquisition and redemption of a portion of our 9.5% senior subordinated notes. In the forty weeks ended March 5, 2004, we purchased $56.3 million and redeemed $39.3 million aggregate principal amount of our 9.5% senior subordinated notes.

     Income tax expense. Income tax expense was $5.6 million, or 42.7% of pretax income, and $7.2 million, or 39.6% of pretax income, in the forty weeks ended March 5, 2004 and March 7, 2003, respectively. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits. The increase in the effective tax rate for the forty weeks ended March 5, 2004 was due, in part, to the expiration of the Work Opportunity Tax Credit as of December 31, 2003.

     Discontinued operations. We recognized losses of $1.1 million and $1.0 million on discontinued operations in the forty weeks ended March 5, 2004 and March 7, 2003, respectively, which represents the operating results, net of tax, for all periods presented of the 60 centers closed during fiscal 2003 and the forty weeks ended March 5, 2004. Discontinued operations included the following, in thousands:

                                                      Forty Weeks Ended
                                                 ----------------------------
                                                 March 5, 2004  March 7, 2003
                                                 -------------  -------------
Revenues, net................................... $       3,684  $      13,010
                                                 -------------  -------------
Operating expenses:
  Salaries, wages and benefits..................         2,853          8,506
  Depreciation..................................         1,275          1,991
  Rent..........................................           322          1,323
  Provision for doubtful accounts...............           118            280
  Other.........................................         1,102          2,484
                                                 -------------  -------------
     Total operating expenses...................         5,670         14,584
  Operating loss................................        (1,986)        (1,574)

Interest expense................................            --             (1)
Income tax benefit..............................           848            623
                                                 -------------  -------------
   Discontinued operations, net of tax.......... $      (1,138) $        (952)
                                                 =============  =============

     Depreciation expense for the forty weeks ended March 5, 2004 and March 7, 2003 included $0.1 million and $1.0 million of impairment charges, respectively. Other operating expenses included gains on closed center sales of $0.6 million and $1.2 million in the forty weeks ended March 5, 2004 and March 7, 2003, respectively.

     Net income. Net income was $6.4 million and $10.1 million in the forty weeks ended March 5, 2004 and March 7, 2003, respectively. The most significant reason for the decrease was $5.2 million ($3.0 million after tax) of charges from the early extinguishment of debt, as discussed above. Increased rent expense from our sale-lease back program and rising insurance costs also contributed to the decrease in net income in the forty weeks ended March 5, 2004. Basic and diluted net income per share were both $0.32 for the forty weeks ended March 5, 2004. For the forty weeks ended March 7, 2003, basic and diluted net income per share were both $0.51.

Liquidity and Capital Resources

Financing Activities

     In July 2003 we refinanced $279.9 million of our debt. We obtained a $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the $98.0 million balance of the then existing revolving credit facility, $47.0 million of term loan facility and $97.9 million under the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes.

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

     The CMBS Loan is nonrecourse to the CMBS Borrower and us, subject to customary recourse provisions, and has a maturity date of July 9, 2008, which may be extended to July 9, 2009, subject to certain conditions. The CMBS Loan bears interest at a per annum rate equal to LIBOR plus 2.25% and requires monthly payments of principal and interest. For more information on the CMBS Loan, see "Note 4. Long Term Debt" to the unaudtied consolidated financial statements.

     Our $125.0 million revolving credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings.

     During the forty weeks ended March 5, 2004 we repurchased and redeemed our 9.5% senior subordinated notes as follows, in thousands:

                                                              Write-off of
                                                                Deferred
                                      Aggregate    Premium     Financing
                          Principal     Price       Costs        Costs     Total Loss
                          ---------  ---------  ---------  ------------   ------------
Notes repurchased........ $  56,300  $  59,424  $     925  $        949   $      1,874
Notes redeemed...........    39,277     39,931        622           741          1,363
                          ---------  ---------  ---------  ------------   ------------
   Total................. $  95,577  $  99,355  $   1,547  $      1,690   $      3,237
                          =========  =========  =========  ============   ============

     We repurchased $11.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $11.4 million in the first quarter of fiscal 2004, which is included above. The premium costs and associated write-off of deferred financing costs related to this repurchase were recognized in the fourth quarter of fiscal 2003 and were excluded from the costs above. We redeemed an additional $15.0 million aggregate principal amount of our 9.5% senior subordinated notes on March 29, 2004 at an aggregate price of $15.4 million. The redemption was funded by cash flow from operations and proceeds received from sale-leaseback transactions.

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

Cash Flows and Liquidity Sources

     Our principal liquidity requirements are for debt service and new center development. We will fund our liquidity needs primarily with cash flow generated from operations, proceeds received from our sale-leaseback program and, to the extent necessary, through borrowings under our revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future. At March 5, 2004 we had $11.0 million of borrowings outstanding under our revolving credit facility and had outstanding letters of revolving credit totaling $55.1 million. Our availability under our revolving credit facility was $58.9 million.

     Our consolidated net cash provided by operating activities for the forty weeks ended March 5, 2004 increased $10.7 million to $59.2 million compared to $48.5 million in the same period last year. The increase was due primarily to a change in working capital. Cash and cash equivalents totaled $34.6 million at March 5, 2004, compared to $18.1 million at May 30, 2003.

     EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA reflects a non-GAAP financial measure of our liquidity. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flow that excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations. EBITDA was calculated as follows, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Net income.........................  $       5,065  $       5,298   $       6,389  $      10,055
Interest expense, net..............          9,840          9,303          36,060         31,576
Income tax expense.................          4,233          3,825           5,605          7,215
Depreciation and amortization......         13,345         12,543          46,153         42,997
Discontinued operations:
  Interest expense.................             --             --              --              1
  Income tax benefit...............           (333)          (351)           (848)          (623)
  Depreciation.....................            395            598           1,275          1,991
                                     -------------  -------------   -------------  -------------
    EBITDA.........................  $      32,545  $      31,216   $      94,634  $      93,212
                                     =============  =============   =============  =============
EBITDA - percentage of net
  revenues.........................           16.8%          16.4%          14.6%           14.7%

     A reconciliation of EBITDA to cash provided by operating activities was as follows, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
Net cash provided by operating
  activities........................ $      17,487  $      12,594   $      59,220  $      48,461
Income tax expense..................         4,233          3,825           5,605          7,215
Deferred income tax (expense)
  benefit...........................         5,626            (54)          9,103         (5,624)
Interest expense, net...............         9,840          9,303          36,060         31,576
Effect of discontinued operations
  on interest and taxes.............          (333)          (351)           (848)          (622)
Change in operating assets
  and liabilities...................        (6,616)         5,281         (16,937)        12,052
Other non-cash items................         2,308            618           2,431            154
                                     -------------  -------------   -------------  -------------
  EBITDA............................ $      32,545  $      31,216   $      94,634  $      93,212
                                     =============  =============   =============  =============

     During the twelve and forty week periods ended March 5, 2004, EBITDA increased $1.3 million, or 4.3%, and $1.4 million or 1.5%, respectively, from the same period last year. The increase was due primarily to higher tuition rates and cost controls, offset by higher insurance costs and increased rent expense due primarily to our sale-leaseback program. EBITDA is not intended to indicate that cash flow is sufficient to fund all of our cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be the same for all companies.

     Our current sale-leaseback program began during the fourth quarter of fiscal year 2002. Under this initiative, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases with an average lease term of 15 years and three to four five-year renewal options. We continue to manage the operations of any centers that are sold in such transactions. The sales were summarized as follows, in thousands:

                                                                  Fiscal Year Ended
                                        Forty Weeks Ended    ---------------------------
                                          March 5, 2004      May 30, 2003   May 31, 2002
                                        ------------------   ------------   ------------
     Number of centers..................             29                41              5
     Net proceeds from completed sales.. $       58,099       $    88,704     $    9,177
     Deferred gains.....................         19,786            32,507          2,599

     Our sale-leaseback program has the effect of increasing rent expense, while typically reducing the depreciation and interest expense incurred to support the previously owned centers. In addition, deferred gains have generally been recognized on our sale-leaseback transactions. The deferred gains are amortized on a straight-line basis, typically over a period of 15 years, and are offset against the related rent expense. At March 5, 2004 and May 30, 2003, other noncurrent liabilities on the consolidated balance sheet included deferred gains on sale-leaseback transactions of $56.5 million and $38.6 million, respectively. Subsequent to March 5, 2004, we closed $13.0 million in sales, which included five centers, and are currently in the process of negotiating another $71.7 million of sales related to 28 centers. We expect our sale-leaseback efforts to continue, assuming the market for such transactions remains favorable.

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under our revolving credit facility will be sufficient to fund our interest and principal payment obligations, expected capital expenditures and working capital requirements for the foreseeable future. Any future acquisitions, joint ventures or similar transactions may require additional capital, which may be financed through borrowings under our revolving credit facility, net cash provided by operating activities or our sale-leaseback program, other third party financing or a combination of these alternatives, and such capital may not be available to us on acceptable terms or at all. Although no assurance can be given that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, in management's opinion, our operations and cash flow would be adversely impacted.

Contractual Commitments

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at March 5, 2004 were as follows, in thousands:

                                                Remainder                       Fiscal Year
                                                of Fiscal  ------------------------------------------------------
                                        Total        2004       2005       2006       2007      2008   Thereafter
                                  -----------   ---------  ---------  ---------  ---------  ---------  ----------
Long-term debt..................  $   517,070   $   1,116  $   7,572  $   4,136  $   4,314  $   4,447  $  495,485
Capital lease obligations.......       27,958         407      2,240      2,279      2,396      2,415      18,221
Operating lease.................      457,948       8,391     48,263     45,056     41,180     37,824     277,234
Standby letters of credit.......       55,139          --     55,139         --         --         --          --
Other commitments...............        4,892       4,892         --         --         --         --          --
                                  -----------   ---------  ---------  ---------  ---------  ---------  ----------
                                  $ 1,063,007   $  14,806  $ 113,214  $  51,471  $  47,890  $  44,686  $  790,940
                                  ===========   =========  =========  =========  =========  =========  ==========

Other commitments include center development commitments and purchase order commitments.

Capital Expenditures

     During the forty weeks ended March 5, 2004 and March 7, 2003, we opened 12 and 24 new centers, respectively. In addition, we completed the acquisition of one center in the third quarter of fiscal 2004. We expect to open 17 new centers in fiscal 2004 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

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

     Our new centers typically have a licensed capacity ranging from 145 to 180, while the centers constructed during fiscal 1997 and earlier have an average licensed capacity of 125. When mature, these new, larger centers are designed to generate higher revenues, operating income and margins than our older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers should begin to produce positive EBITDA during the first year of operation and begin to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability will be negatively impacted in the short-term but is expected to be enhanced in the long-term once these new centers achieve anticipated levels of occupancy.

     Capital expenditures included the following, in thousands:

                                          Twelve Weeks Ended             Forty Weeks Ended
                                     ----------------------------   ----------------------------
                                     March 5, 2004  March 7, 2003   March 5, 2004  March 7, 2003
                                     -------------  -------------   -------------  -------------
New center development.............  $       5,479  $       9,706   $      21,379  $      44,274
Renovation of existing facilities..          3,537          3,425          12,610         14,648
Equipment purchases................          1,681          2,092           6,652          9,516
Information systems purchases......             67            317             704          1,293
                                     -------------  -------------   -------------  -------------
                                     $      10,764  $      15,540   $      41,345  $      69,731
                                     =============  =============   =============  =============

     Capital expenditures for the forty weeks ended March 5, 2004 do not include $97.9 million spent to purchase the 44 centers previously included in the synthetic lease facility. Capital expenditures for the twelve and forty weeks ended March 5, 2004 do not include $0.9 million for the acquisition of a previously constructed center.

     Capital expenditure limits under our credit facility for fiscal year 2004 are $110.0 million. We have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and our revolving credit facility.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.3% of net revenues for the forty weeks ended March 5, 2004. We believe that, through increases in our tuition rates, we can mitigate any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

Forward-Looking Statements

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future periods; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; our projected cash flow; and our marketing efforts to sell and leaseback centers. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "may," "intends," "seeks" or similar expressions, we are making forward-looking statements.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include the following:

     o the effects of general economic conditions, including changes in the rate of inflation, tuition price sensitivity and interest rates;

     o competitive conditions in the early childhood education and care industry;

     o various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

     o the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

     o federal and state regulations regarding changes in child care assistance programs, welfare reform, transportation safety, tax rates, minimum wage increases and licensing standards;

     o the loss or reduction of government funding for child care assistance programs or the establishment of a governmentally mandated universal child care benefit;

     o our inability to successfully execute our growth strategy or plans designed to improve the operating results, cash flow or our financial position, or to improve our disclosure controls and procedures;

     o the availability of financing, additional capital or access to the sale-leaseback market;

     o our difficulty in meeting or inability to meet our obligations to repay our indebtedness;

     o the availability of sites and/or licensing or zoning requirements that may hinder our ability to open new centers;

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

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statement, whether as a result of new information, future developments or otherwise.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $194.4 million at March 5, 2004. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $5.1 million at March 5, 2004. However, we have cash flow exposure on our revolving credit facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. We had borrowings of $11.0 million outstanding under our credit facility at March 5, 2004. Accordingly, a 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by less than $0.1 million in both the twelve and forty weeks ended March 5, 2004. A 1% (100 basis points) change in the variable LIBOR or adjusted base rate pricing on our industrial revenue bonds, aggregating $8.5 million at March 5, 2004, would have resulted in interest expense changing by less than $0.1 million in the third quarters of fiscal 2004 and 2003, and $0.1 million in the forty weeks ended March 5, 2004 and March 7, 2003, respectively.

     We have cash flow exposure on the CMBS Loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. A 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $0.7 million and $2.1 million in the twelve and forty weeks ended March 5, 2004, respectively. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS Loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement for the duration of the loan term.

     We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the interest rate defined in our vehicle lease agreement would have resulted in rent expense changing by approximately $0.1 million in both of the third quarters of fiscal 2004 and 2003 and $0.4 million and $0.3 million in the forty weeks ended March 5, 2004 and March 7, 2003, respectively.

Foreign Exchange Risk

     We are exposed to foreign exchange risk to the extent of fluctuations in the United Kingdom pound sterling. Based upon the relative size of our operations in the United Kingdom, we do not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on our financial position, results of operations and cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures at the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO have concluded that, at the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports was:

     o    recorded, processed, summarized and reported in a timely manner, and
     o accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during our third quarter ended March 5, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     31(a) Certification of Chief Executive Officer of registrant pursuant to SEC Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K: Furnished January 23, 2004 for second quarter fiscal 2004 earnings released on January 22, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

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