Form 10-K
period 2004-05-28
KINDERCARE LEARNING CENTERS INC /DE
filed 2004-08-12
CIK 832812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 28, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 333-42137

                        KINDERCARE LEARNING CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 63-0941966
      (State or other jurisdiction                     (I.R.S. Employer
             of incorporation)                        Identification No.)

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are "affiliates") at December 12, 2003 (the last business day of the most recently completed second fiscal quarter) was $9,640,519 based on the market price at the close of business on December 12, 2003, as quoted on the OTC Bulletin Board.

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at August 6, 2004 was 19,721,646.

     Selected portions of the registrant's 2004 proxy statement for its 2004 Annual Meeting of Shareholders, to be filed within 120 days of May 28, 2004, are incorporated by reference into Part III of this Form 10-K, to the extent identified herein.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.........................................................................1

        Item 1.   Business.....................................................1
        Item 2.   Properties..................................................16
        Item 3.   Legal Proceedings...........................................17
        Item 4.   Submission of Matters to a Vote of Security Holders.........17
        Item 4(a) Executive Officers of the Registrant........................17

Part II.......................................................................19

        Item 5.   Market for the Registrant's Common Equity and
                  Related Stockholder Matters.................................19
        Item 6.   Selected Historical Consolidated Financial and Other Data...22
        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................25
        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..41
        Item 8.   Financial Statements and Supplementary Data.................43
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................67
        Item 9A.  Disclosure Controls and Procedures..........................67

Part III......................................................................68

        Item 10.  Directors and Executive Officers of the Registrant..........68
        Item 11.  Executive Compensation......................................68
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Related Stockholder Matters.................................68
        Item 13.  Certain Relationships and Related Transactions..............68
        Item 14.  Principal Accounting Fees and Services......................68

Part IV.......................................................................70

        Item 15.  Exhibits and Financial Statement Schedules and
                  Reports on Form 8-K.........................................70

Signatures....................................................................74

                                     PART I

                                ITEM 1. BUSINESS

Forward-Looking Statements

     Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may include forward-looking statements which reflect our current views with respect to future events and financial performance. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "may," "intends," "seeks" or similar expressions, we are making forward-looking statements.

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

     o competitive conditions in the early childhood education and care services industry;

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

     o the loss or reduction of government funding for child care assistance programs or the federal food program or the establishment of a governmentally mandated universal child care benefit;

     o our inability to successfully execute our growth strategy or plans designed to improve the operating results, cash flow or our financial position;

     o our ability to adequately maintain our disclosure controls and procedures;

     o the availability of financing, additional capital or access to the sale-leaseback market;

     o our difficulty in meeting or the inability to meet our obligations to repay our indebtedness;

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

     o the effects of audits by tax authorities, which if determined adversely, could have a material adverse effect on our cash flow and result of operations;

     o    the loss of any of our key management employees; and

     o other risk factors that are discussed in this report and, from time to time, in our other Securities and Exchange Commission reports and filings.

     We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to publicly update or revise any forward-looking statement or to update the reasons why actual results could differ from those projected in the forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

     KinderCare Learning Centers, Inc, referred to as KinderCare, is the nation's leading for-profit provider of early childhood education and care services based on number of centers and licensed capacity. We provide services to infants and children up to 12 years of age, with a majority of the children from the ages of six weeks to five years old. At August 6, 2004, licensed capacity at our centers was approximately 165,000, and we served approximately 114,000 children and their families at 1,230 child care centers. We distinguish ourselves by providing high quality educational programs, a professional and well-trained staff and clean, safe and attractive facilities. We focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically. In addition to our primary business of center-based child care, we also own and operate a distance learning company serving teenagers and young adults through our subsidiary, KC Distance Learning, Inc.

     Education is core to our mission. We have developed a series of educational programs, including five separate proprietary age-specific curricula, tailored for (1) infants and toddlers, (2) two-year olds, (3) preschool, (4) kindergarten and (5) school-age children between six and 12. We also offer tutorial programs in the areas of literacy, reading, foreign languages and mathematics. Our educational programs recognize the importance of using high quality, research-based curriculum materials designed to create a rich and nurturing learning environment for children. Our programs are revised on a rotating basis to take advantage of the latest research in child development. In furtherance of our focus on quality educational programming, we pursue accreditation by various accrediting bodies that have been approved by states as meeting quality improvement initiatives.

     At August 6, 2004, we operated 1,230 centers across 39 states, 1,160 of which were branded with the KinderCare name and 70 of which were branded with the Mulberry name. We operate two types of centers: community centers and employer-sponsored centers. The vast majority of our centers are community centers, which are designed to meet the general needs of families within a given area. Our employer-sponsored centers partner with institutions to provide on-site or near-site education and child care for their employees. All of our centers are open year round. Tuition is generally collected on a weekly basis, in advance, and tuition rates vary for children of different ages and by location.

     We hold a minority investment in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program.

Our Corporate Information

     We are a Delaware corporation organized on November 14, 1986. Our principal executive offices are located at 650 N.E. Holladay Street, Suite 1400, Portland, Oregon 97232. Our telephone number is (503) 872-1300. Our website addresses include kindercare.com, kindercareatwork.com, mulberrychildcare.com, kcdistancelearning.com, keystonehighschool.com, creditmakeup.com, iqacademies.com and go2iq.com. The information on our websites is not incorporated by reference in this report.

Our Business Strengths

     Our objective is to continue to build on our position as the nation's leading for-profit provider of quality early childhood education and care services by further enhancing our competitive operating strengths, which include the following:

     Leading Market Position. We are the nation's leading for-profit provider of early childhood education and care services in the highly fragmented child care industry. Our current licensed capacity represented more than 25% of the aggregate licensed capacity of the top 40 for-profit child care service providers at January 1, 2004. Our position as the industry leader with a large, nationwide customer base gives us both the ability to spread the costs of programs and services, such as curriculum development, training programs and other management processes, over a large number of centers and a valuable distribution network for new products and services. Our national presence, with centers located throughout 39 states, allows us to continue to serve customers who relocate to other communities where we have centers, enhances brand awareness and mitigates any potential negative impact of changing local or regional economic trends, demographic trends or regulatory factors.

     Strong Brand Identity and Reputation. With more than 35 years of experience in the industry, we believe that we enjoy strong brand recognition and a reputation for quality. Established in 1969, we believe our KinderCare brand provides a valuable asset in an industry where personal trust and parent referrals play an important role in retaining existing customers and attracting new customers. We strive to reinforce our positive image through our many quality initiatives and our targeted marketing to current and potential customers.

     High Quality Educational Programs. Early childhood education is a crucial part of child development, and we believe that educational content is becoming increasingly important as a distinguishing factor in our industry. We have developed high quality proprietary curricula targeted to children in each of the various age and development levels we serve. Our programs are updated and enhanced as new research becomes available. We also pursue accreditation of our centers by various accrediting bodies, including the National Association for the Education of Young Children ("NAEYC"). Accreditation strengthens the quality of our centers by motivating the teaching staff and enhancing their understanding of developmentally appropriate early childhood practices. In certain states, these quality initiatives are tied to financial incentives such as higher child care assistance reimbursement rates and property tax incentives. At August 6, 2004, we had 483 centers accredited by NAEYC and approximately 430 centers actively pursuing accreditation through various organizations, including NAEYC. We believe that our high quality educational programs allow us to attract new students, retain our existing students and distinguish ourselves from our competitors.

     Ability to Attract and Retain a Qualified Workforce. We believe our ability to provide attractive employee benefits and recognition programs gives us a competitive advantage in attracting and retaining a high quality workforce, which is an important factor in the successful operation of our centers. The center directors at our KinderCare centers have an average of approximately eight years with us, and those at our Mulberry centers have an average of approximately seven years with us. As part of our focus on investing in our people, we have implemented attractive benefit and incentive programs, employee recognition programs and training programs.

Growth Opportunities

     We are pursuing the following growth opportunities:

     Increase Existing Center Revenue. We have ongoing initiatives to increase center revenue by:

     o Sharing best practices--Center directors are encouraged to share best practices. For example, we recently completed an incentive campaign that was designed to get center directors to think creatively about ways to increase enrollment. Each week during the campaign, center directors were asked to submit their ideas to our corporate headquarters and received recognition by having their winning ideas posted on our intranet;

     o Providing incentives for center directors--Bonus programs reward center directors for enrollment growth and overall operating profit performance;

     o Using targeted marketing--Targeted marketing programs include a referral program under which parents receive tuition credits for every new customer enrollment referral and a variety of direct mail solicitation, telephone directory and internet yellow pages listings and local advertising vehicles. We also periodically hold open house events and have established parent forums to involve parents in center activities and events;

     o Maintaining competitive tuition pricing--In coordination with center directors, we carefully manage occupancy and tuition rates at the classroom level to maximize net revenue yield from each of our centers;

     o Increasing the number and availability of supplemental fee programs--We offer tutorial programs in the areas of literacy, reading, foreign languages and mathematics in the majority of our centers for a supplemental fee and are exploring additional supplemental fee programs; and

     o Continuing to operate clean, safe and attractive facilities--We continue to maintain and upgrade our facilities on a regularly scheduled basis to enhance their curb appeal. In the past five years, we have improved the signage at our centers to ensure a uniform standard designed to enhance customer recognition of our brands.

     Continue to Open Centers. Many attractive markets across the United States offer opportunities to locate new community and employer-sponsored centers. We plan to expand by opening 15 to 30 new, higher capacity centers per year in locations where we believe the market for center-based child care will support tuition rates higher than our current average rates. We opened 16 and 28 new centers during fiscal years 2004 and 2003, respectively. We believe we have multiple sources of funding available to fund new center openings, including our sale-leaseback program, our revolving credit facility and cash flows from operations. Our new centers typically produce positive EBITDA in their first full year of operation and positive net income by the end of their second full year of operation.

     Pursue Strategic Acquisitions. We plan to continue making selective acquisitions of existing high quality centers. Our strong market position enhances the opportunities to capitalize on consolidation of the highly fragmented early childhood education and care services industry. For example, our acquisition of Mulberry Child Care Centers, Inc. in 2001 allowed us to increase our presence in certain attractive markets in the northeast. In addition to making center acquisitions, we plan to continue evaluating investment and acquisition opportunities for companies in the education industry that offer educational content and services to children, teenagers and adults. We believe these opportunities would complement our center based education and distance learning services.

     Increase Profitability Through Operational Efficiencies. We have developed a culture dedicated to operational efficiencies. We focus on center-level economics, which hold each center director accountable for profitability. Labor costs are the most significant component of a center's cost structure. We developed and utilize a proprietary labor management system to assist center directors in managing staff hours relative to attendance levels at their centers. We also require most supply purchases to be executed through our automated procurement system, which tracks expenses against benchmarks and requires field management oversight at the order point. Strong controls have helped us contain costs and leverage our overhead over our large, nationwide center base. We believe we are well positioned to benefit from future utilization of our available capacity with our proven ability to manage our cost structure.

     Expand Our Distance Learning Operations. Our subsidiary, KC Distance Learning, Inc., is based in Bloomsburg, Pennsylvania and operates three business units: Keystone National High School, Learning and Evaluation Center and IQ Academies. Keystone National High School is an accredited high school distance learning program, which provides courses delivered in either online or correspondence formats. Learning and Evaluation Center provides subject extension or make-up and extra credit courses to fifth through twelfth grade students. IQ Academies is a virtual charter high school operator, which has enrolled students in Wisconsin for the 2004-2005 academic year. KC Distance Learning sells and delivers its high school curriculum over the kcdistancelearning.com, keystonehighschool.com, creditmakeup.com, iqacademies.com and go2iq.com websites. The information on our websites is not incorporated by reference in this report. We plan to expand our distance learning operations by expanding our services in additional states and increasing sales of these services.

     Establish Strategic Relationships. Through our strategic partnerships, we offer our customers proprietary conveniences and discounts, including access to various educational products and toys. We recently announced an exclusive arrangement with Discover(R) Card to accept payments via credit card online or at our centers. Our market position and large, nationwide base of centers with its associated customer base make us an attractive strategic partner for companies with comparable products and services and give our strategic partners access to a valuable distribution network for such products and services. Since fiscal year 2000, we have been successfully offering literacy and reading tutorial programs in our centers, which we have licensed from companies that sell these same products in the retail market. We believe that strategic partnerships strengthen our reputation as an early childhood education and care service provider and enrich the experience for children enrolled at our centers.

Center Operations

     We operate the largest system of for-profit centers providing early childhood education and care in the United States. At August 6, 2004, we managed 1,230 centers in 39 states primarily under the KinderCare name with a licensed capacity of 165,000 students. We managed 70 of these centers under the Mulberry name. At August 6, 2004, we owned 722 centers, leased 501 centers and operated seven centers under management contracts. Our centers are open year round. The hours vary by location, although Monday through Friday from 6:30 a.m. to 6:00 p.m. is typical. Children are usually enrolled on a weekly basis for either full- or half-day sessions.

     Centers. We operate two types of centers: community centers and employer-sponsored centers. Community centers are designed to meet the needs of the general community in which they are located. Employer-sponsored centers partner with institutions to provide on-site or near-site education and child care for the families of their employees. The vast majority of our centers are community centers, which are designed to meet the general needs of families within a given area.

     Our typical community and employer-sponsored center is a one-story, air-conditioned building constructed based on our design and located on approximately one acre of land. Larger capacity centers are situated on parcels ranging from one to four acres of land. The centers contain classrooms, play areas and complete kitchen and bathroom facilities. Each center is equipped with a variety of audio and visual aids, educational supplies, games, puzzles, toys and outdoor play equipment. Centers also lease vehicles used for field trips and transporting children enrolled in our before- and after-school programs. All centers are equipped with computers for children's educational programs. Most of our centers are able to accommodate from 95 to 190 children, with our older centers having an average capacity of 134 children. Since 1997, we have been developing and opening centers based on prototypes with average capacities ranging from 140 to 185 children. The employer-sponsored centers are individualized for each sponsor and range in capacity from 75 to 230 children.

     Tuition. We determine tuition rates based upon a number of factors, including the age of the child, full- or part-time attendance, enrollment levels, location and competition. Tuition rates are typically adjusted company-wide each year to coincide with the back-to-school period. However, we may adjust individual classroom rates within a specific center at any time based on competitive position, occupancy levels and demand. In order to maximize enrollment, center directors may also adjust the rates at their center or offer discounts at their discretion, within limits. These rate discounts and adjustments are closely monitored by our field and corporate management. Our focus on pricing at the classroom level within our centers has enabled us to improve comparable center net revenue growth throughout the year without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases.

     Center Oversight. Each of our centers is linked to our corporate headquarters through a fully automated information, communication and financial reporting system. This system is designed to provide timely information on items such as net revenues, enrollments, expenses, payroll and staff hours and provides center directors with the ability to receive reports and update centrally maintained information on a daily basis. We regularly seek new uses for our intranet as a tool to communicate with our centers. For example, in fiscal year 2004, we used our intranet to collect and publish creative marketing ideas of our center directors. Our intranet provides an automated way to communicate information to our corporate headquarters where management can use it to assess quality and identify best practices.

     Field and Center Personnel. Our centers are organized into six geographic regions, each headed by a region vice president. The region vice presidents are supported by 81 area manager positions for KinderCare and nine region director positions for Mulberry.

     Individual centers are managed by a center director and, in most cases, an assistant director. All center directors participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations. The corporate human resources department monitors salaries and benefits for competitiveness. During fiscal year 2002, we conducted a center director retention survey. We believe the results of the survey reflect overall center director satisfaction. As a result of the survey, we revised the center director bonus plan in fiscal year 2003 to increase the focus on customer retention and new enrollments.

     Due to high employee turnover rates in the early childhood education and care services industry in general, we emphasize recruiting and retaining qualified personnel. The turnover of personnel experienced by us and other providers in our industry results in part from the fact that a significant portion of our employees earn entry-level wages and are part-time employees.

     All center teachers and other non-management staff are required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. Our basic orientation and staff training program is delivered via a video series. Additionally, we have developed and implemented training programs to certify personnel as teachers of various age groups in accordance with our internal standards and in connection with our age-specific educational programs. We offer ongoing sales and service training to center directors, area managers and region directors that focuses on enrollment and retention of families, training on delivery of our educational programs and health and safety related training. Center staff also participate in ongoing in-service training as required by state licensing authorities, most of which is focused on education and child health and safety related issues.

     Marketing, Advertising and Promotions. We conduct our marketing efforts through direct response programs supported by the use of the internet and grass roots efforts at the center level in conjunction with our corporate sponsored initiatives. We combine traditional direct mail, email, yellow pages listings, internet directory placements and search optimization for visibility that makes local efforts successful. We believe that our referral, drive-by and yellow pages marketing strategies are the most effective in helping customers find us. In addition to contacting a local center, customers can gain information by calling an advertised toll free number or visiting either of our websites, kindercare.com or mulberrychildcare.com. The information on our websites is not incorporated by reference in this report.

     Our local marketing programs use a wide variety of approaches from extended hours to center events for existing and prospective families, to a parent referral program in order to acquire new families and retain those currently enrolled. The referral program provides tuition credits for every referral that becomes an enrollment to both the new and current family. We also periodically hold open house events and have established parent forums to involve parents in center activities and events, in an effort to retain customers.

     Each of our center directors receives training and support designed to facilitate their marketing success. These materials are developed using the most recent customer research and are designed specifically for the center director and staff. The end goal is to better prepare center level staff to convert each inquiry into an enrollment.

     From a corporate perspective, we have focused on center-specific marketing opportunities such as (1) choosing sites that are convenient for customers to encourage drive-by identification, (2) refurbishing our existing centers to enhance their curb appeal and (3) upgrading the signage at our centers to enhance customer recognition.

     Our new center pre-opening marketing effort includes direct mail and newspaper support, as well as local public relations support. Every new center hosts a grand opening and an open house and provides individualized center tours where parents and children can talk with staff, visit classrooms and play with educational toys and computers.

Employer-Sponsored Child Care Services

     Through KinderCare At Work(R), we offer a more customized format for our services by individually evaluating the needs of each sponsoring company to find the appropriate format to fit its needs for on-site or near-site employee child care. Our employer-sponsored centers utilize an operating model that is very similar to our community centers, including collecting tuition fees directly from the employee parent, however they support businesses, government, hospitals and universities with large, single site employee populations. Most employer-sponsored centers also allow community children to attend as a second priority to the children of the sponsoring company's employees, which helps to maximize the revenue and profit opportunity at each employer-sponsored center.

     Employer-sponsored centers are typically located on the business owner's property and the business owner sponsors and usually supports the center with free or reduced rent, utilities and custodial maintenance. Employer-sponsored centers may be operated on a profit and loss basis, on a management fee basis or a variation of the two. The management contracts generally provide for a three- to five-year initial period with renewal options ranging from two to five years. Our compensation under existing agreements is generally based on a fixed fee with annual escalations.

     KinderCare At Work(R) can also assist organizations in one or more aspects of implementing a child care related benefit, including needs assessments, financial analysis, architectural design and development plans. KinderCare At Work's(R) website address is kindercareatwork.com. The information on our websites is not incorporated by reference into this report.

     At August 6, 2004, we operated 44 on-site/near-site employer-sponsored early childhood education and care centers for 40 different employers, including Universal Orlando Resort, Saturn Corporation, LEGO Systems, Inc., Oregon State University, University of Utah and several hospitals and other businesses and universities. Of the 44 employer-sponsored centers, 35 were leased by us, two were owned and seven were operated under management contracts.

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

     Our educational programs and materials are designed to respond to the needs of the children, parents and families we serve and to prepare children for success in school and in life. Specifically, we focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically.

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

     Preschool Curricula. We have two preschool programs designed for children three to five years of age. Both programs use research-based goals and objectives as their framework to provide a high quality learning experience for children. We also offer tutorial programs in the areas of literacy, reading, foreign languages and mathematics for a supplemental fee in the majority of our centers.

     The Preschool Readiness Curriculum focuses on three-year-olds. Monthly themes are divided into two-week units to allow children extended time for in-depth exploration and discovery. Curriculum activities emphasize emerging readiness skills in reading and language development. Specially designed LetterBooks are used to introduce children to phonics and letter and word recognition. Discovery areas support children's learning of basic math and science concepts, computer awareness, creative arts, cooking and homeliving.

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

     We are investigating the demand for a new pre-kindergarten concept that represents a more academic approach to learning. This program is being pilot tested in a select group of centers. The curriculum focuses on teaching basic skills in literacy, math, science and social studies in learning stations set up to provide challenging daily lessons. We use experienced degreed teachers who work from a scope and sequence based on standards recognized by state departments of education to define what children should know and be able to do. We will provide on-going assessments to parents that support children's language, cognitive, social, emotional and physical development.

     Kindergarten Curriculum. For five-year-olds, we offer the Kindergarten at KinderCare...Journey to Discovery(R) program. Children learn through play, hands-on exploration, activities and experiences that are real world and sensory in nature. This curriculum emphasizes reading development, beginning math concepts and those skills necessary to give children the confidence to succeed in school. Our kindergarten is offered in approximately two-thirds of our child care centers and meets state requirements for instructional curriculum prior to first grade.

     School-Age Curriculum. Our KC Imagination Highway(R) program is a project-based curriculum designed for children ages six to 12. The program includes a number of challenging activities and projects designed to stimulate the imagination of elementary school-age children through researching, designing, building, decorating and presenting. This program meets the needs of parents looking for content rich after-school experiences that keep school-age children interested and involved.

     Summer Curriculum. We offer a summer program called Summer AdventuresSM to elementary school-agers. This program is a fun-filled, academic-based curriculum of 20 weekly themes, including themes that help children learn new vocabulary, try healthy recipes, make volcanoes that erupt, construct robots out of junk and learn about patriotism.

     Distance Learning. Although center-based child-care is our primary business, we also own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., operates Keystone National High School, an accredited distance-learning program which is licensed as a private high school. Keystone National High School is accredited by several national and regional bodies, including Northwest Association of Colleges and Schools; Distance Education and Training Council and the National Collegiate Athletic Association. Keystone's curriculum has been developed to reflect the curriculum being taught in high schools across the country. Our course catalog consists of over 60 courses, covering all the subjects required to obtain a diploma. We deliver courses in both online and correspondence formats. We provide each student with current textbooks from major publishers, which have been selected by subject matter specialists. Accompanying each textbook, our learning guides are written by veteran classroom teachers and provide the appropriate level of direction. Our certified teachers provide guidance, tutoring and grading services for our students.

     Center Accreditation. We continue to stress the importance of offering high quality programs and services to children and families. We also pursue accreditation of our centers by various accrediting bodies recognized by states as meeting quality improvement initiatives and believe that the accreditation process improves the quality of our centers by motivating the teaching staff and enhancing their understanding of developmentally appropriate childhood practices. In certain states, these quality initiatives are tied to financial incentives such as higher child care assistance reimbursement rates and property tax incentives. At August 6, 2004, we had 483 centers accredited by NAEYC, which is the most widely recognized accrediting body by states that have implemented these quality initiatives. Other agencies that have been recognized by a number of states include the National Early Childhood Program Accreditation and the National Accreditation Commission of the National Association of Child Care Professionals.

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

Asset Management

     We have developed processes designed to effectively manage our real estate assets at all stages beginning with site selection and development and including center maintenance, refurbishment and, where appropriate, center closure.

     Site Selection and Development of New Centers. We seek to identify attractive new sites for our centers in large, metropolitan markets and smaller, growth markets that offer convenience for our customers, provide opportunities for drive-by interest and that meet our operating and financial goals. We look for sites where we believe the market for our services will support tuition rates higher than our current average rates. Our real estate department performs comprehensive studies of geographic markets to determine potential areas for new center development as well as comprehensive financial modeling. These studies include analysis of land prices, development costs, competitors, tuition pricing and demographic data such as population, age, household income and employment levels. In addition, we review state and local laws, including zoning requirements, development regulations and child care licensing regulations to determine the timing and probability of receiving the necessary approvals to construct and operate a new center. Within a prospective area, we often analyze several alternative sites. Each potential site is evaluated against our standards for location, convenience, visibility, traffic patterns, size, layout, affordability and functionality, as well as potential competition. This information is reviewed by our Development Committee, which includes our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Senior Vice President and Chief Development Officer and our Senior Vice President of Operations, among others. The Development Committee meets every two weeks and evaluates new center development opportunities as well as center acquisition opportunities, lease renewals and center closures.

     Our new center development is supported by a team of individuals from our operations, purchasing, human resources, marketing and legal departments to streamline the new center opening process. We believe this results in a more efficient transition of new centers from the construction phase to field operation.

     We opened 16 new centers and acquired one center during fiscal year 2004 and opened two more through August 6, 2004. These new centers have an average licensed capacity of 161. When mature, these larger centers are designed to generate higher revenues, operating income and margins than the older centers. These new centers also have higher average costs of construction and typically take three to four years to reach maturity. On average, our new centers have historically begun to produce positive EBITDA during the first year of operation and have begun to produce positive net income by the end of the second year of operation. Accordingly, as more new centers are developed and opened, profitability is expected to be negatively impacted in the short-term, but enhanced in the long-term once these new, more profitable centers achieve anticipated levels.

     The following is a summary of our center opening activity over the past five years:

                                                              Fiscal Year Ended
                                            --------------------------------------------------------
                                               May 28,    May 30,    May 31,    June 1, June 2, 2000
                                                 2004       2003       2002       2001    (53 weeks)
                                            ---------  ---------  ---------  ---------  ------------
Number of centers, beginning of period....      1,264      1,264      1,242      1,169         1,160
                                            ---------  ---------  ---------  ---------  ------------
Openings..................................         16         28         35         44            35
Acquisitions..............................          1         --         --         75            13
Centers closed or sold....................        (41)       (28)       (13)       (46)          (39)
                                            ---------  ---------  ---------  ---------  ------------
   Net centers additions (closures).......        (24)        --         22         73             9
                                            ---------  ---------  ---------  ---------  ------------
      Number of centers, end of period....      1,240      1,264      1,264      1,242         1,169
                                            =========  =========  =========  =========  ============

     Center Maintenance. We strive to maintain a fresh, clean, pleasant and safe environment for the children and families we serve as well as our employees. The appearance of our facilities affects tuition rates, occupancy and the long term success of our centers. We use a centralized maintenance program to ensure consistent high quality maintenance of our facilities located across the country. Each of our approximately 100 maintenance technicians has a van stocked with spare parts and handles emergency, routine and preventative maintenance functions through an automated work order system. Technicians are notified and track all work orders via palm top computers. At August 6, 2004, specific geographic areas were supervised by two regional directors and 12 facility managers, each of whom manages between six and 10 technicians.

     Our facilities management department has developed a center assessment system that allows our facilities technicians to assess the condition of the major building components of our centers, such as roofing, parking lots, exteriors, playgrounds, mechanical systems, appliances and building finishes. The assessment data is recorded in a central database, which is accessible over the intranet. The system includes replacement benchmarks for building components, which will be used to assist in determining replacement schedules and capital priorities. Center condition assessments have been completed on approximately 1,000 of our centers, and we expect to complete assessments on the remaining centers in the first half of fiscal year 2005. We believe this system will enable us to make better capital deployment decisions on more significant center enhancements.

     Asset Evaluation and Center Closings. We routinely analyze the profitability of our existing centers through a detailed evaluation that considers leased versus owned status, lease options, operating history, premises expense, capital requirements, area demographics, competition and site assessment. Through this evaluation process, our asset management staff formulates a plan for the property reflecting our strategic direction and marketing objectives.

     Our asset management department also manages the disposition of all surplus real estate owned or leased by us. These real estate assets include undeveloped sites, unoccupied buildings and closed centers. We disposed of five surplus properties in fiscal year 2004. From the end of fiscal year 2004 to August 6, 2004, we sold five surplus properties. We were in the process of marketing an additional 17 surplus properties at August 6, 2004.

     The profitability of our centers is closely monitored by our asset management program. If a center continues to underperform, exit strategies are employed in an attempt to minimize our financial liability. Typical reasons for a center closure include changing demographics that have adversely affected financial performance and inability to renew a lease on economically favorable terms. We make an effort to time center closures to minimize the negative impact on affected families. During fiscal year 2004, we closed 41 centers. From the end of fiscal year 2004 through August 6, 2004, we closed 12 additional centers.

     Sale-leaseback program. At August 6, 2004, we owned 722, or 58.7%, of our 1,230 centers. Those centers have an approximate net book value of $538.0 million, which includes land, building and equipment costs. Our current sale-leaseback program began during the fourth quarter of fiscal year 2002. Under this initiative, we began selling centers to individual real estate investors and concurrently signing long term leases to continue operating the centers. Most leases have an average lease term of 15 years, with three to four five-year renewal options. We continue to manage the operations of any centers that are sold in such transactions. During fiscal year 2004, we completed sales totaling $89.0 million, which represented 41 centers. From the end of fiscal year 2004 through August 6, 2004, we completed another $10.5 million of sales, which represented four centers. We are currently in the process of negotiating another $37.6 million of sales related to 16 centers. It is possible that we will be unable to complete these transactions. We expect this effort to continue, assuming the market for such transactions remains favorable.

Industry Competition

     The early childhood education and care services industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Competition consists principally of the following: o other for-profit, center-based child care providers;

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

     Competition includes other large, national, for-profit companies providing child education and care services, many of which offer these services at a lower price than we do. These other for-profit providers continue to expand in many of the same markets where we currently operate or plan to operate. We compete by offering (1) high quality education and recreational programs, (2) contemporary, well-equipped facilities, (3) trained teachers and supervisory personnel and (4) a range of services, including infant and toddler care, food service at a majority of our centers, drop-in service and the transportation of older children enrolled in our before- and after-school program between the centers and schools.

     In some markets, we also face competition with respect to preschool services and before- and after-school programs from public schools that offer such services at little or no cost to parents. In many instances, public schools hire third-party operators to manage these programs, and we are currently evaluating opportunities in this area. The number of school districts offering these services is growing, and we expect that this form of competition will increase in the future.

     Local nursery schools and certain child care centers, including church-affiliated and other non-profit centers, and in-home providers generally charge less for their services than we do. Many church-affiliated and other non-profit child care centers have lower operating expenses than we do and may receive donations and/or other funding to subsidize operating expenses. Consequently, operators of such centers often charge tuition rates that are less than our rates. In addition, fees for home-based care are normally substantially lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety, insurance or operational regulations as our centers.

     Our employer-sponsored centers compete with center-based child care chains, some of which have divisions that compete for employer-sponsorship opportunities, and with other organizations that focus exclusively on the work-site segment of the child care market.

Insurance

     Our insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property, excess "umbrella" liability, directors' and officers' liability and employment practices liability. These policies provide for a variety of coverages, which are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at a reasonable cost. Claims in excess of, or not included within, our coverage may be asserted or coverage may not be available due to insurance company failures or other reasons. The effects of these claims could have an adverse effect on us. At August 6, 2004, approximately $37.3 million of letters of credit were outstanding to secure obligations under retrospective and self-insurance programs.

Governmental Laws and Regulations Affecting Us

     Center Licensing Requirements. Our centers are subject to numerous state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, children's dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of child care centers. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate and could also lead to sanctions against our other centers located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

     We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, a licensing authority may determine that a particular center is in violation of applicable regulations and may take action against that center and possibly other centers in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate in those states.

     Child Care Assistance Programs. During fiscal years 2004 and 2003, approximately 20.0% and 21.6%, respectively, of our net revenues were generated from federal and state child care assistance programs, primarily the Child Care and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform and the reauthorization of the Block Grant, we may not benefit from any such additional funding.

     At August 6, 2004, approximately 500 of our centers were also eligible to participate in the Child and Adult Care Food Program, or CACFP, which provides reimbursement for meals and snacks that meet certain USDA approved nutritional guidelines. Centers can qualify to participate in the CACFP by meeting one of two tests: 25% or more of the enrolled students receive child care assistance funding or 25% or more of the center's customers have household incomes that are at or below state specified income levels. Reimbursement is calculated based on the percentage of the center's customers that fall into a "free" or "reduced" income category established by the state. During fiscal years 2004 and 2003, our CACFP reimbursements were $8.7 million and $7.8 million, respectively, which were recorded as a reduction of operating expense.

     Federal or state child care assistance programs may not continue to be funded at current levels. Many states have recently experienced fiscal problems and have reduced or may in the future reduce spending on social services. A termination or reduction of child care assistance programs could have a material adverse effect on our business.

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

     Federal Transportation Regulations. In 1998, the National Highway Traffic Safety Administration, or NHTSA, issued interpretive letters stating that automobile dealers may no longer sell 12 to 15-passenger vans intended to be used for the transportation of children to and from school by child care providers and that any vehicle designed to transport 11 persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations and related changes in state and federal transportation regulations have affected the type of vehicle that we may purchase for use in transporting children between schools and our centers and, in effect, require us to replace our remaining fleet of vans with school buses over time. These changes have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses. At August 6, 2004, we had 1,309 school buses out of a total of 2,262 vehicles used to transport children.

Trademarks and Service Marks

     We believe that our name and logo are important to our operations. We own and use various registered and unregistered trademarks and service marks covering the name KinderCare, our schoolhouse logo and a number of other names, slogans and designs. A federal registration in the United States is effective for 10 years and may be renewed for 10-year periods perpetually, subject only to required filings based on continued use of the mark by the registrant.

Employees

     At August 6, 2004, we had approximately 24,000 employees. Of these employees, over 23,000 were employed in our centers. Center employees include the following:

     o    center directors,

     o    assistant directors,

     o    regular full- and part-time teachers,

     o    temporary and substitute teachers,

     o    teachers' aides, and

     o    non-teaching staff, including cooks and van drivers.

     There were approximately 330 employees in the corporate headquarters and 290 field management and support personnel. Approximately 7.2% of our 24,000 employees, including all management and supervisory personnel, are salaried. All other employees are paid on an hourly basis. We do not have an agreement with any labor union, and we believe that we have good relations with our employees.

Recent Developments

     In April 2004, we filed registration statements with the Securities and Exchange Commission for a proposed initial public offering of Income Deposit Securities ("IDSs"), a separate proposed offering of senior subordinated notes and a proposed recapitalization pursuant to which our existing stockholders would receive in exchange for their common stock, cash and either IDSs or shares of new class B common stock. The proposed offerings and recapitalization are referred to in this report as "the IDS Transactions." An IDS is a unit containing one share of new class A common stock of KinderCare and a fixed principal amount of senior subordinated notes of KinderCare. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. The completion of the proposed offerings and recapitalization is subject to a number of conditions, including the approval of the recapitalization by the holders of a majority of KinderCare's outstanding existing common stock. We plan to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the cash to be paid to holders of our existing common stock in the proposed recapitalization. The registration statements are currently under review by the Securities and Exchange Commission. There is no guarantee that the IDS Transactions will be consummated in whole or in part, and we may elect at any time and for any reason not to proceed with the IDS Transactions or to change any of the proposed terms of the IDS Transactions.

                               ITEM 2. PROPERTIES

     Early Childhood Education and Care Centers. Of our child care centers in operation at August 6, 2004, we owned 722, leased 501 and operated seven under management contracts. We own or lease other centers that have not yet been opened or are being held for disposition. In addition, we own real property held for the future development of centers.

     The community and employer-sponsored centers we operated at August 6, 2004 were located as follows:

                   Number of                        Number of                        Number of
 Location            Centers      Location          Centers        Location          Centers
 -------------     ---------      -------------     ---------      --------------    ---------
 Alabama                   8      Kentucky                 14      New York               10
 Arizona                  24      Louisiana                11      North Carolina         32
 Arkansas                  2      Maryland                 26      Ohio                   78
 California              141      Massachusetts            51      Oklahoma                6
 Colorado                 35      Michigan                 31      Oregon                 20
 Connecticut              19      Minnesota                40      Pennsylvania           65
 Delaware                  5      Mississippi               3      Rhode Island            1
 Florida                  69      Missouri                 32      Tennessee              23
 Georgia                  30      Nebraska                 10      Texas                  91
 Illinois                 92      Nevada                    8      Utah                    8
 Indiana                  25      New Hampshire             4      Virginia               54
 Iowa                     10      New Jersey               52      Washington             58
 Kansas                   12      New Mexico                6      Wisconsin              24
                                                                                ------------
                                                                   Total               1,230
                                                                                ============

     Environmental Compliance. We are not aware of any existing environmental conditions that currently or in the future could reasonably be expected to have a material adverse effect on our financial position, operating results or cash flows. We have not incurred material expenditures to address environmental conditions at any owned or leased property. Approximately 10 years ago, we established a process of obtaining environmental assessment reports to reduce the likelihood of incurring liabilities under applicable federal, state and local environmental laws upon acquisition or lease of prospective new centers or sites. These assessment reports have not revealed any environmental liability that we believe would have a material adverse effect on us. Nevertheless, it is possible that these assessment reports do not or will not reveal all environmental liabilities and it is also possible that sites acquired prior to the establishment of our current process have environmental liabilities. In connection with the origination of the CMBS loan in July 2003, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources," a third party performed Phase I environmental assessments for approximately half of the centers secured by the mortgage loan. Although there were no material adverse findings, operations and maintenance plans relating to lead paint and asbestos were recommended and have been implemented. Additionally, from time to time, we have conducted additional limited environmental investigations and remedial activities at some of our former and current centers. However, we have not undertaken an in-depth environmental review of all of our owned and leased centers. Consequently, there may be material environmental liabilities of which we are unaware.

     In addition, future laws, ordinances or regulations may impose material environmental liability, the current environmental condition of our owned or leased centers may be adversely affected by conditions at locations in the vicinity of our centers (such as the presence of leaking underground storage tanks) or by third parties unrelated to us and, on sites we lease to others, tenants may violate their leases by introducing hazardous or toxic substances into our owned or leased centers that could expose us to liability under federal, state, or local environmental laws.

     Corporate Headquarters. Our corporate office is located in Portland, Oregon. We lease approximately 80,000 square feet of office space for annual rental payments of $26.50 per square foot. The initial term of the lease expires in November 2007 with one five-year extension option at market rent.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                 ITEM 4(a). Executive Officers of the Registrant

     Set forth below is information regarding our executive officers:

     Name                     Age     Position
     --------------------    -----    ----------------------------------------------------
     David J. Johnson          58     Chief Executive Officer and Chairman of the Board
     Dan R. Jackson            50     Executive Vice President, Chief Financial Officer
     Edward L. Brewington      61     Senior Vice President, Human Resources and Education
     S. Wray Hutchinson        44     Senior Vice President, Operations
     Eva M. Kripalani          45     Senior Vice President, General Counsel and Secretary
     Bruce A. Walters          47     Senior Vice President, Chief Development Officer

     David J. Johnson joined us as Chief Executive Officer and Chairman of the Board in February 1997. Between September 1991 and November 1996, Mr. Johnson served as President, Chief Executive Officer and Chairman of the Board of Red Lion Hotels, Inc., which was formerly an affiliate of Kohlberg Kravis Roberts & Co. L.P., or its predecessor. From 1989 to September 1991, Mr. Johnson was a general partner of Hellman & Friedman, a private equity investment firm based in San Francisco. From 1986 to 1988, he served as President, Chief Operating Officer and director of Dillingham Holdings, a diversified company headquartered in San Francisco. From 1984 to 1987, Mr. Johnson was President and Chief Executive Officer of Cal Gas Corporation, a principal subsidiary of Dillingham Holdings.

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

     S. Wray Hutchinson was promoted to Senior Vice President, Operations in October 2000. He had served as Vice President, Operations since April 1996. He joined us in 1992 as District Manager in New Jersey and was later promoted to Region Manager for the Chicago, Illinois market. Prior to that time, Mr. Hutchinson was a restaurant consultant and also spent 12 years with McDonald's Corporation in various operations positions.

     Eva M. Kripalani was promoted in July 2001 to Senior Vice President, General Counsel and Secretary. She had served as Vice President, General Counsel and Secretary since July 1997. Prior to joining us, Ms. Kripalani was a partner in the law firm of Stoel Rives LLP in Portland, Oregon, where she had worked since 1987.

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

     The market for our common stock must be characterized as very limited due to the extremely low trading volume, the small number of brokerage firms acting as market makers and the sporadic nature of the trading activity. The average weekly trading volume during fiscal year 2004 and 2003 was less than 1,300 and 100 shares, respectively. The following table sets forth, for the periods indicated, information with respect to the high and low bid quotations for our common stock as reported by a market maker for our common stock, as reported on the OTC Bulletin Board. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                    Common Stock
                                             ------------------------
                                               High Bid       Low Bid
                                             ----------    ----------
     Fiscal year ended May 28, 2004:
         First quarter                       $    16.00    $    13.25
         Second quarter                           13.00         10.00
         Third quarter                            11.50          9.00
         Fourth quarter                           14.00          8.00

     Fiscal year ended May 30, 2003:
         First quarter                       $    11.50    $    11.25
         Second quarter                           11.25         11.01
         Third quarter                            11.01         11.01
         Fourth quarter                           15.00         11.01

     In April 2004, we filed registration statements with the Securities and Exchange Commission for a proposed initial public offering of IDSs, a separate proposed offering of senior subordinated notes and a proposed recapitalization pursuant to which our existing stockholders would receive in exchange for their common stock, cash and either IDSs or shares of new class B common stock. See "Item 1. Business Recent Developments."

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Approximate Number of Security Holders, Outstanding Options and Warrants

     At August 6, 2004, there were 134 holders of record of our common stock and outstanding options to purchase 2,767,712 shares of our common stock.

Dividend Policy

     During the past two fiscal years, we have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends for the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors. Further, the indenture governing our senior subordinated notes and our credit facility currently contain limitations on our ability to declare or pay cash dividends on our common stock, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Our credit facility allows us to pay dividends provided that the aggregate amount paid does not exceed $30.0 million plus 50.0% of the cumulative consolidated net income available to stockholders at such time, and that, at the time of payment, the consolidated debt to consolidated EBITDA ratio, as defined in the credit agreement, is less than 3.0 to 1.0. We are currently prohibited from paying dividends, as our consolidated debt to consolidated EBITDA ratio is greater than
3.0 to 1.0. Future indebtedness or loan arrangements incurred by us may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

     If the IDS Transactions are consummated, we intend to adopt changes to our dividend policy as described in the registration statement related to such transactions. See "Item 1. Business - Recent Developments."

Compensations Plans Involving Equity Securities

     The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at May 28, 2004:

                                                                              Number of
                                   Number of                                 securities
                                securities to be                         remaining available
                                  issued upon        Weighted-average    for future issuance
                                  exercise of        exercise price          under equity
                                  outstanding        of outstanding       compensation plans
      Plan Category               options (a)           options                  (b)
---------------------------     ----------------     ----------------     ------------------
Equity compensation plans
  approved by security
  holders:

1997 Stock Purchase and
  Option Plan (referred
  to as the 1997
  Plan)                                2,775,212     $          12.05              1,664,356

2002 Stock Purchase and
  Option Plan for
  California Employees
 (referred to as the
  California Plan)                         7,000                13.87                 93,000

Equity compensation plans
  not approved by
  security holders                           N/A                  N/A                    N/A
                                ----------------     ----------------     ------------------
     Total                             2,782,212     $          12.06              1,757,356
                                ================     ================     ==================

(a) Represents the number of shares of common stock issuable upon exercise of outstanding options under the 1997 Plan and the California Plan, which were approved during fiscal 1998 and 2003, respectively. See "Item 8. Financial statements and supplementary data, Note 11. Benefit Plans."

(b) Represents the shares remaining available for issuance under the 1997 Plan and the California Plan. Future grants or awards under either plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in each plan.

        ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts and child care centers data. Our fiscal year ends on the Friday closet to May 31. The fiscal years are typically comprised of 52 weeks. However, fiscal year 2000 included 53 weeks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

                                                                            Fiscal Year Ended
                                                  ---------------------------------------------------------------
                                                      May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                        2004        2003        2002        2001       (53 weeks)
                                                  ----------  ----------  ----------  ----------  ---------------
Statement of Operations Data:
Revenues, net...................................  $  855,933  $  834,655  $  802,754  $  716,880  $       670,205
Operating expenses..............................     783,943     761,769     728,343     642,448          596,359
Operating income................................      71,990      72,886      74,411      74,432           73,846
Interest expense, net (a).......................     (45,249)    (40,612)    (43,511)    (48,232)         (44,979)
Loss on minority investment (b).................          --      (6,700)     (2,265)         --               --
Income from continuing operations...............      27,237      25,574      28,635      26,200           28,867
Income tax expense..............................     (11,167)    (10,128)    (11,297)    (10,067)         (10,871)
Net income......................................      14,700      13,415      16,543      15,671           19,963

Per Share Data (c):
Basic net income per share......................  $     0.75  $     0.68  $     0.83  $     0.82  $          1.05
Diluted net income per share....................        0.74        0.67        0.82        0.81             1.04

Balance Sheet Data (at end of period):
Property and equipment, net.....................  $  692,981  $  660,834  $  696,264  $  660,009  $       607,032
Total assets....................................     904,494     811,093     845,451     805,367          695,570
Total long-term obligations, including
  current portion...............................     503,944     470,976     549,240     540,602          475,175
Stockholders' equity............................     149,862     135,159     123,269     106,731           76,673

Other Financial Data:
Net cash provided by operating activities.......  $   93,651  $   77,513  $   84,791  $   69,671  $        61,197
EBITDA (d)......................................     134,423     123,386     130,155     120,807          117,132
EBITDA margin (d)...............................        15.7%       14.8%       16.2%       16.9%            17.5%
Rent expense (e) ...............................      55,427      53,327      49,120      39,240           29,949
Comparable center net revenue growth (f)........         0.5%        1.4%        1.1%        3.1%             8.4%
Capital expenditures (g)........................      58,436      83,114      95,843     104,766           87,502

Child Care Center Data:
Number of centers at end of fiscal year.........       1,240       1,264       1,264       1,242            1,169
Center licensed capacity at end of fiscal year..     166,000     167,000     166,000     162,000          150,000
Average weekly tuition rate (h).................  $   152.64  $   144.45  $   137.72  $   129.34  $        120.75
Occupancy (i)...................................        60.4%       63.3%       65.6%       68.3%            69.8%

See accompanying notes to selected historical consolidated financial and other data.

       Notes to Selected Historical Consolidated Financial and Other Data

(a)  Interest expense, net, was comprised of the following:

                                                                       Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                   2004        2003        2002        2001       (53 weeks)
                                             ----------  ----------  ----------  ----------  ---------------
     Investment income.....................  $      265  $     420   $      560  $      582  $           386
     Interest expense......................     (39,753)   (41,032)     (44,071)    (48,814)         (45,365)
     Loss on the early extinguishment
        of debt............................      (5,761)        --           --          --               --
                                             ----------  ----------  ----------  ----------  ---------------
                                             $  (45,249) $  (40,612) $  (43,511) $  (48,232) $       (44,979)
                                             ==========  ==========  ==========  ==========  ===============

(b) Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. During fiscal years 2003 and 2002, we wrote down a minority investment by $6.7 million and $2.3 million, respectively.

(c) The per share amounts have been adjusted to reflect the 2-for-1 stock split, which was effective August 19, 2002.

(d)  EBITDA was calculated as follows, with dollars in thousands:

                                                                         Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                   2004        2003        2002        2001       (53 weeks)
                                             ----------  ----------  ----------  ----------  ---------------
     Net income...........................   $   14,700  $   13,415  $   16,543  $   15,671  $        19,963
     Interest expense, net................       45,249      40,612      43,511      48,232           44,979

     Income tax expense...................       11,167      10,128      11,297      10,067           10,871
     Depreciation and amortization........       61,665      56,832      57,293      45,082           38,953
     Discontinued operations:
       Interest expense...................           --           1           7           6               10
       Income tax (benefit) expense.......         (952)     (1,333)       (496)        199            1,267
       Depreciation.......................        2,594       3,731       2,000       1,550            1,089
                                             ----------  ----------  ----------  ----------  ---------------
          EBITDA..........................   $  134,423  $  123,386  $  130,155  $  120,807  $       117,132
                                             ==========  ==========  ==========  ==========  ===============
     EBITDA as a percentage of net
         revenues (EBITDA margin).........         15.7%       14.8%       16.2%       16.9%            17.5%

     EBITDA is a non-GAAP financial measure of our liquidity. We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. EBITDA was restated from amounts reported in previous filings in order to comply with SEC Regulation G, Conditions for Use of Non-GAAP Financial Measures. EBITDA does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations. A reconciliation of EBITDA to net cash provided by operating activities was as follows, with dollars in thousands:

                                                                         Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                   2004        2003        2002        2001       (53 weeks)
                                             ----------  ----------  ----------  ----------  ---------------
     Net cash provided by operating
       activities.........................   $   93,651  $   77,513  $   84,791  $   69,671  $        61,197
     Income tax expense...................       11,167      10,128      11,297      10,067           10,871
     Deferred income taxes................       16,535      10,968      (6,431)        116           (4,271)
     Interest expense, net................       45,249      40,612      43,511      48,232           44,979
     Effect of discontinued operations
       on interest and taxes..............         (952)     (1,332)       (489)        205            1,277
     Change in operating assets and
       liabilities........................      (32,830)    (14,000)     (2,094)     (6,997)           3,585
     Other non-cash items.................        1,603        (503)       (430)       (487)            (506)
                                             ----------  ----------  ----------  ----------  ---------------
          EBITDA..........................   $  134,423  $  123,386  $  130,155  $  120,807  $       117,132
                                             ==========  ==========  ==========  ==========  ===============

(e)  Rent expense was as follows, in thousands:

                                                                         Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                   2004        2003        2002        2001       (53 weeks)
                                             ----------  ----------  ----------  ----------  ---------------
     Rent from continuing operations......   $   54,784  $   51,379  $   46,499  $   36,908  $        27,886
     Rent from discontinued operations....          643       1,948       2,621       2,332            2,063
                                             ----------  ----------  ----------  ----------  ---------------
                                             $   55,427  $   53,327  $   49,120  $   39,240  $        29,949
                                             ==========  ==========  ==========  ==========  ===============

(f) Comparable center net revenues include those centers that have been open and operated by us at least one year. Therefore, a center is considered comparable during the first four-week period it has prior year net revenues. Non-comparable net revenues include those generated from centers that have been closed and our revenues from distance learning services. The fiscal year ended June 2, 2000 included 53 weeks of operations. If fiscal year 2000 were adjusted to a 52 week basis, the comparable center net revenue growth would have been 5.2% in fiscal year 2001 and 6.3% in fiscal year 2000.

(g)  Capital expenditures included the following, in thousands:

                                                                       Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 May 28,     May 30,     May 31,     June 1,    June 2, 2000
                                                   2004        2003        2002        2001       (53 weeks)
                                             ----------  ----------  ----------  ----------  ---------------
     New center development and
       acquisitions.......................   $   26,428  $   50,651  $   63,990  $   54,751  $        41,660
     Maintenance capital expenditures.....       32,008      32,463      31,853      50,015           45,842
                                             ----------  ----------  ----------  ----------  ---------------
                                             $   58,436  $   83,114  $   95,843  $  104,766  $        87,502
                                             ==========  ==========  ==========  ==========  ===============

     Capital expenditures do not include the purchase of centers previously included in the synthetic lease facility in fiscal year 2004.

(h) We calculate the average weekly tuition rate as the actual tuition charged, net of discounts, for a specified time period, divided by "full-time equivalent", or FTE, attendance for the related time period. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

(i) Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the FTE attendance divided by the sum of the centers' licensed capacity during the related time period.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

     You should read the following discussion in conjunction with "Selected Historical Consolidated Financial and Other Data" and the consolidated financial statements and the related notes. We utilize a financial reporting schedule comprised of 13 four-week periods and our fiscal year ends on the Friday closest to May 31. The information presented refers to the 52 weeks ended May 28, 2004 as "fiscal year 2004," the 52 weeks ended May 30, 2003 as "fiscal year 2003" and the 52 weeks ended May 31, 2002 as "fiscal year 2002." Our first fiscal quarter is comprised of 16 weeks, while the remaining quarters are each comprised of 12 weeks.

Overview

     We are the nation's leading for-profit provider of early childhood education and care services based on number of centers and licensed capacity. We provide services to infants and children up to 12 years of age, with a majority of the children from the ages of six weeks to five years old. At May 28, 2004, licensed capacity at our centers was approximately 166,000, and we served approximately 125,000 children and their families at 1,240 child care centers. We distinguish ourselves by providing high quality educational programs, a professional and well-trained staff and clean, safe and attractive facilities. We focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically. In addition to our primary business of center-based child care, we also own and operate a distance learning company serving teenagers and young adults through our subsidiary, KC Distance Learning, Inc.

Net Revenues

     We derive our net revenues primarily from the tuition we charge for attendance by children at our centers. Our tuition rates and net revenues can be significantly impacted by enrollment levels and factors affecting the enrollment mix at our centers. These factors include (i) enrollment levels by geographic location because we can command higher tuition rates in certain geographic areas; (ii) the age mix of children enrolled because our tuition rates depend on the age of the child and are generally higher for younger children; (iii) the mix between full- and part-time attendance because we charge a premium rate for part-time enrollment and (iv) the level of participation in discount programs. Recently, net revenue growth has primarily resulted from the addition of new centers through internal development and acquisitions, and to a lesser extent due to increased tuition charges and expanded programs at existing centers.

     Tuition charges from our child care centers represent the majority of our net revenues. We collect tuition on a weekly basis in advance. The majority of our tuition is paid by individual families. Approximately 20% of our net revenue is paid at varying levels of subsidy by government agencies. In our employer-sponsored centers, tuition may be partly subsidized by the employers. We provide certain discounts to families, government agencies and employees. These include discounts with respect to government agency reimbursed rates, staff discounts, family discounts for multiple enrollments, marketing discounts for referrals or trial periods and employer-based discounts.

     Over the past several years, we have pursued a strategy of increasing our net revenues through enhanced center yield management. We have done so by balancing an increase in tuition rates and a gradual decline in occupancy at our centers. In addition, we have expanded our fee-based service offerings, which include tutorial programs in the areas of literacy, reading, foreign languages and mathematics. Revenues from our fee-based offerings were $7.9 million, $5.1 million and $4.1 million in fiscal years 2004, 2003 and 2002, respectively. Our comparable center net revenues have grown moderately from fiscal year 2001 to fiscal year 2003 and were relatively flat during fiscal year 2004. A center is included in comparable center net revenues when it has been open and operated by us for at least one year. Therefore, a center is considered comparable during the first four-week period it has prior year net revenues. Non-comparable net revenues include those generated from centers that have been closed and from our distance learning services.

     We determine tuition rates based upon a number of factors, including the age of the child, full- or part-time attendance, enrollment levels, location and competition. Tuition rates are typically adjusted company-wide each year to coincide with the back-to-school period. However, we may adjust individual classroom rates within a specific center at any time based on competitive position, occupancy levels and demand. In order to maximize enrollment, center directors may also adjust the rates at their center or offer discounts at their discretion, within limits. These rate discounts and adjustments are closely monitored by our field and corporate management. Our focus on pricing at the classroom level within our centers has enabled us to improve comparable center net revenue growth throughout the year without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. We believe that our reputation, brand awareness, educational offerings and focus on developing centers in growing and comparatively more affluent regions of the United States are some of the primary reasons we have been able to charge premium tuition rates.

     We calculate an average weekly tuition rate as the actual tuition charged, net of discounts, for a specified time period, divided by "full-time equivalent," or FTE, attendance for the related time period. FTE attendance is not a strict head count. Rather, the methodology determines an approximate number of full-time children based on weighted averages. For example, an enrolled full-time child equates to one FTE, while a part-time child enrolled for five half-days equates to 0.5 FTE. The FTE measurement of center capacity utilization does not necessarily reflect the actual number of full- and part-time children enrolled.

     The average weekly tuition rate has risen primarily due to the annual tuition rate increases we have instituted as well as the classroom specific tiered rates we have implemented. Although we have increased rates, in most cases our families experience lower tuition charges over time. This is due to the fact that within a specific center, the highest pricing levels exist in the infant program, as a result of the higher care requirements of younger children, and the lowest pricing is charged in our school-age offerings. The average weekly tuition rate is also impacted by shifts in enrollment within various geographic markets, enrollment mix between age segments, enrollment mix between full- and part-time attendance, participation levels within discount programs and the opening of new centers in markets that support rates at levels higher than our company average. Average tuition is also affected by regional concentrations, which may represent markets with significantly different tuition levels.

     Occupancy is a measure of the utilization of center capacity. We calculate occupancy as the FTE attendance divided by the sum of the centers' licensed capacity during the related time period. We have experienced declines in our occupancy levels in recent years. We believe the factors contributing to these declines include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn. Our licensed capacity has remained relatively flat for the past three fiscal years. Typically, our new centers open with lower occupancy than our pre-existing center base.

     In addition to our tuition charges, we record revenues from fees and other income. We charge a reservation fee, typically at half of the normal tuition charge, for any full week that an enrolled child is absent from our centers. We also collect registration fees and fees to cover educational supplies at the time of enrollment and annually thereafter. We offer tutorial programs on a supplemental fee basis in the majority of our centers in the areas of literacy and reading, foreign language and mathematics. We also offer field trips, predominantly during the summer months, for an additional charge. Our child care centers earn other miscellaneous income from various sources, including management fees related to certain employer-sponsored contracts. In addition to our child care operations, our subsidiary, KC Distance Learning, Inc., sells high school level courses via online and correspondence formats and provides related instructional services directly to private students, as well as to schools and school districts.

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

New Center Openings, Acquisitions and Center Closures

     We intend to continue to open 15 to 30 new centers each year. In addition, we will make selective acquisitions of existing high quality centers. We also continually evaluate our centers and close those, typically older, centers that are not generating positive cash flow. During the periods indicated, we opened, acquired and closed centers as follows:

                                                                        Fiscal Year Ended
                                                            ------------------------------------------
                                                            May 28, 2004   May 30, 2003   May 31, 2002
                                                            ------------   ------------   ------------
Number of centers at the beginning of the year............         1,264          1,264          1,242
Openings..................................................            16             28             35
Acquisitions..............................................             1             --             --
Closures..................................................           (41)           (28)           (13)
                                                            ------------   ------------   ------------
   Number of centers at the end of the period.............         1,240          1,264          1,264
                                                            ============   ============   ============

Total center licensed capacity at the end of the period...       166,000        167,000        166,000

Operating Expenses

     Our operating expenses include the direct costs related to the operations of our centers, as well as the costs associated with the field and corporate oversight of such centers. Our large, nationwide center base gives us the ability to leverage the costs of programs and services, such as curriculum development, training programs and other management processes.

     Labor related costs are the largest component of operating expenses. We have been successful in managing our labor productivity without impacting the quality of services within our centers. Other costs incurred at the center level include insurance, janitorial, maintenance, utilities, transportation, provision for doubtful accounts, food and marketing. While we generally have seen gradual rises in our expenses, our largest increase has been in insurance expense. This is due to the higher premiums that resulted from the terrorist attacks on September 11, 2001, the subsequent expiration of a set of three-year fixed premium policies and higher claims costs, particularly with respect to workers compensation. Our May 2004 policy renewals resulted in a slight decrease in premium costs. However, we anticipate that premium and claims costs will continue to reflect market forces, which are beyond our control.

     Other significant components of our cost structure include depreciation and rent. We have experienced increases in our rent expense primarily due to an active sale-leaseback program in which we sell our centers to unaffiliated third parties and lease them back. We then redeploy the proceeds to buy and develop additional sites for our child care centers, or to reduce debt levels. We have an active inventory of our properties available for sale and plan to continue our sale-leaseback program for as long as there is investor interest.

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

     For a description of our significant accounting policies, see note 2 to the audited consolidated financial statements included in this report. The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application. Management has reviewed the development and selection of these estimates and their related disclosure with the Audit Committee of the Board of Directors.

     Revenue recognition. The recognition of our net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement, the rendering of child care services, an age specific tuition rate and/or fee and probable collection. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Payments may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the average enrollment period, not to exceed one year.

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical experience, governmental funding levels, specific customer issues and current economic trends to arrive at an appropriate allowance. At May 28, 2004 and May 30, 2003 our allowance for doubtful accounts, as a percentage of accounts receivable, was 13.0% and 11.9%, respectively. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is typically impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. Impairment may not be appropriate under certain circumstances, such as: (1) a new or maturing center, (2) recent center director turnover or (3) an unusual, non-recurring expense impacting the cash flow projection. Conversely, we will impair a center, regardless of mitigating factors, when the center is placed on an exit list after a review conducted by our Development Committee, assuming that the center's undiscounted cash flows are less than the net book value for leased centers or the projected proceeds for the sale of owned centers are less than the net book value.

     To the extent impairment has occurred, the loss will be measured as the excess of the estimated carrying amount of the asset over its fair value. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges, which were included as a component of depreciation expense, were as follows, in thousands:

                                                       Fiscal Year Ended
                                          ------------------------------------------
                                          May 28, 2004   May 30, 2003   May 31, 2002
                                          ------------   ------------   ------------
Impairment charges included in
  depreciation expense.................   $      2,589   $      1,216   $      2,968
Impairment charges included in
  discontinued operations..............          1,024          2,130            597
                                          ------------   ------------   ------------
     Total impairment charges..........   $      3,613   $      3,346   $      3,565
                                          ============   ============   ============

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair values of these investments annually, or more frequently if there is an indication of impairment, using multiples of comparable companies and discounted cash flow analysis. During fiscal years 2003 and 2002, we wrote down a minority investment by $6.7 million and $2.3 million, respectively, due to a reduced valuation on the subject company and dilution of our minority interest. Subsequent to May 28, 2004, we sold our investment in the subject company, which resulted a gain of $2.1 million in the first quarter of fiscal year 2005. During fiscal year 2004, we received a $0.7 million dividend payment from a minority investment accounted for under the cost method. We recognized dividend income of $0.5 million for our proportionate share of accumulated earnings since the date of the initial investment and $0.2 million was recorded as a return of investment in the subject company.

     Self-insurance obligations. We self-insure a portion of our general liability, workers' compensation, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $54.1 million and $46.2 million at May 28, 2004 and May 30, 2003, respectively. Our internal estimates are reviewed periodically by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and/or costs associated with claims made under these programs could have a material adverse effect on our consolidated financial statements.

     Income taxes. Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would be required to record the impact of the change. This could have a material effect on our financial position or results of operations. See "Note 8. Income Taxes." In fiscal year 2004, our effective tax rate increased to 41.0% compared to 39.6% in fiscal year 2003 due, in part, to the expiration of the Work Opportunity Tax Credit as of December 31, 2003.

     Income taxes payable with respect to any fiscal year are subject to adjustment at any time until the tax returns are audited or the statute of limitations for the fiscal year closes. We maintain contingency accruals for potential adjustments that may arise after our tax returns have been filed. We believe that an appropriate liability has been established for potential tax exposure; however, actual results may differ materially from these potential contingency accruals. At May 28, 2004, we were subject to income tax audits for fiscal years 2000, 1999 and 1998. To the extent the adjustments arising from this audit, or other potential events, result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the consolidated statement of operations in the period of the event.

Initial Adoption of Accounting Policies

     Statement of Financial Accounting Standards ("SFAS") No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 was effective in our first quarter of our fiscal year 2004. We have determined that our interest rate cap agreement purchased in connection with the CMBS Loan, see "Note 7. Long-Term Debt," is a cash flow hedge, which is a derivative that is based on future cash flows attributed to a particular risk, such as interest rate changes on variable rate debt. A mark-to-market adjustment of $0.2 million was recorded as comprehensive loss in the fourth quarter of fiscal 2004, which reduced the value of the interest rate cap agreement.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective in the second quarter of our fiscal year 2004. This statement did not have a material impact on our consolidated financial statements. While SFAS No. 150 did not have a material impact on our existing financial instruments, it is reasonably possible that certain equity instruments issued in future periods will include features that require those instruments, or portions of those instruments, to be treated as debt in our consolidated financial statements.

     Financial Accounting Standards Board Interpretation, or FIN, 46, Consolidation of Variable Interest Entities, as amended by FIN 46R, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity, and certain other entities. The implementation of FIN 46R was adopted during the fourth quarter of our fiscal year 2004. This adoption did not have a material impact on our consolidated financial statements.

Fiscal 2004 compared to Fiscal 2003

     The following table shows the comparative operating results of KinderCare, in thousands, except the average weekly tuition rate:

                                           Fiscal                  Fiscal                  Change
                                         Year Ended   Percent    Year Ended   Percent      Amount
                                           May 28,       of        May 30,       of       Increase/
                                            2004      Revenues      2003      Revenues   (Decrease)
                                         ----------   --------   ----------   --------   ----------
Revenues, net.........................   $  855,933      100.0%  $  834,655      100.0%  $   21,278
                                         ----------   --------   ----------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense....................      430,865       50.3      425,252       50.9        5,613
    Field and corporate expense.......       39,449        4.6       34,761        4.2        4,688
                                         ----------   --------   ----------   --------   ----------
      Total salaries, wages and
        benefits......................      470,314       54.9      460,013       55.1       10,301
  Depreciation and amortization.......       61,665        7.2       56,832        6.8        4,833
  Rent................................       54,784        6.4       51,379        6.2        3,405
  Other...............................      197,180       23.1      193,545       23.2        3,635
                                         ----------   --------   ----------   --------   ----------
    Total operating expenses..........      783,943       91.6      761,769       91.3       22,174
                                         ----------   --------   ----------   --------   ----------
      Operating income................   $   71,990        8.4%  $   72,886        8.7%  $     (896)
                                         ==========   ========   ==========   ========   ==========

Average weekly tuition rate...........   $   152.64              $   144.45              $     8.19
Occupancy.............................         60.4%                  63.3%                    (2.9)
Comparable center net revenue growth..          0.5%                   1.4%

     Revenues, net. Net revenues increased $21.3 million, or 2.5%, from the same period last year to $855.9 million in fiscal year 2004. The increase was due to higher average weekly tuition rates, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Newly opened centers represents those centers opened within the most recent two fiscal years. Comparable center net revenues increased $4.2 million, or 0.5%.

     The average weekly tuition rate increased $8.19, or 5.7%, to $152.64 in fiscal year 2004 due primarily to tuition increases. Occupancy declined to 60.4% from 63.3% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. We believe the factors contributing to this decline include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn.

     During the periods indicated, we opened, acquired and closed centers as follows:

                                                      Fiscal Year Ended
                                                 ---------------------------
                                                 May 28, 2004   May 30, 2003
                                                 ------------   ------------
Number of centers at the beginning
  of the fiscal year.........................    $      1,264   $      1,264
Openings.....................................              16             28
Acquisitions.................................               1             --
Closures.....................................             (41)           (28)
                                                 ------------   ------------
   Number of centers at the end of
     the fiscal year.........................           1,240          1,264
                                                 ============   ============
Total center licensed capacity at
   the end of the fiscal year................         166,000        167,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $10.3 million, or 2.2%, in fiscal year 2004 from the same period last year to $470.3 million. Total salaries, wages and benefits expense as a percentage of net revenues was 54.9% and 55.1% for fiscal years 2004 and 2003, respectively.

     Expenses for salaries, wages and benefits directly associated with the centers were $430.9 million, an increase of $5.6 million from the same period last year. The increase was primarily due to costs from newly opened centers and overall higher wage rates, offset by control over labor hours and a reduction in medical insurance costs. Labor hours are controlled by our center directors managing staff hours relative to attendance levels at the centers. At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 50.3% from 50.9% for the same period last year due primarily to control over labor hours and a reduction in medical insurance costs.

     Depreciation and amortization. Depreciation and amortization expense increased $4.8 million from the same period last year to $61.7 million. Significant changes in depreciation expense included the impact of purchasing centers previously included in our synthetic lease facility, the impact of newly opened centers, our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, and impairment charges. These changes were as follows, in thousands:

       Depreciation for centers previously included
         in the synthetic lease facility......................   $     3,622
       Impact of newly opened centers.........................         2,342
       Impairment charges.....................................         1,373
       Impact of centers sold in the sale-leaseback program...        (1,605)
       Other..................................................          (899)
                                                                 -----------
          Increase in depreciation and amortization expense...   $     4,833
                                                                 ===========

     Impairment charges of $2.6 million and $1.2 million in fiscal years 2004 and 2003, respectively, related to under-performing centers and certain undeveloped properties.

     Rent. Rent expense increased $3.4 million from the same period last year to $54.8 million. The most significant changes in rent expense included the impact of our sale-leaseback program and the impact of centers previously included in our synthetic lease facility. In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal periods. The changes were as follows, in thousands:

       Impact of centers leased under the
         sale-leaseback program...............................   $     6,518
       Amortization of deferred gains on
         sale-leaseback transactions..........................        (2,179)
       Impact of newly opened centers.........................         1,606
       Rent expense for centers previously included in the
         synthetic lease facility.............................        (3,162)
       Other..................................................           622
                                                                 -----------
       Increase in rent expense...............................   $     3,405
                                                                 ===========

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as food, insurance, transportation, janitorial, maintenance, utilities, property taxes and licenses and marketing costs, and expenses related to field management and corporate administration. Other operating expenses increased $3.6 million, or 1.9%, from the same period last year to $197.2 million. The increase was due primarily to newly opened centers. As a percentage of net revenues, other operating expenses decreased to 23.1% from 23.2% for the same period last year primarily as a result of cost controls.

     Interest expense. Interest expense was $39.8 million in fiscal year 2004, a decrease of $1.3 million from the same period last year. The decrease in interest expense was due primarily to a reduction in the outstanding balance of our 9.5% senior subordinated notes. The changes were as follows, in thousands:

       Mortgage loan financed in July 2003....................   $     9,292
       Repurchase and redemption of 9.5% senior
         subordinated notes...................................        (5,103)
       Debt refinancing of the credit facility in July 2003...        (6,624)
       Other..................................................         1,156
                                                                 -----------
     Decrease in interest expense.............................   $    (1,279)
                                                                 ===========

     Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off discussed below, was 7.0% and 8.0% for fiscal years 2004 and 2003, respectively. The decrease in the weighted average interest rate in fiscal year 2004 was due to the change in the composition of our indebtedness. See "Note 7. Long-Term Debt."

     Loss on the early extinguishment of debt. As a result of our debt refinancing in July 2003 and the acquisition and redemption of a portion of our 9.5% senior subordinated notes, we recognized a loss on the early extinguishment of debt of $5.8 million in fiscal year 2004. These costs included the write-off of deferred financing costs of $4.0 million associated with the debt that was repaid and the incurrence of premium costs of $1.8 million in connection with the acquisition and redemption of a portion of our 9.5% senior subordinated notes. In fiscal year 2004, we purchased $55.6 million and redeemed $55.0 million aggregate principal amount of our 9.5% senior subordinated notes.

     Dividend income. During the third quarter of fiscal 2004 we received a dividend payment of $0.7 million from a minority investment accounted for under the cost method. Dividend income of $0.5 million was recognized to the extent of our proportionate share of accumulated earnings since the date of the initial investment. The remaining $0.2 million was recorded as a return of investment in the subject company.

     Income tax expense. Income tax expense was $11.2 million, or 41.0% of pretax income, and $10.1 million, or 39.6% of pretax income, in fiscal years 2004 and 2003, respectively. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits. The increase in the effective tax rate for fiscal 2004 was due, in part, to the expiration of the Work Opportunity Tax Credit as of December 31, 2003.

     Discontinued operations. We recognized losses of $1.4 million and $2.0 million on discontinued operations in fiscal years 2004 and 2003, respectively, which represents the operating results, net of tax, for all periods presented of the 69 centers closed since fiscal year 2002. Discontinued operations included the following, in thousands:

                                                      Fiscal Year Ended
                                                 ---------------------------
                                                 May 28, 2004   May 30, 2003
                                                 ------------   ------------
Revenues, net.................................   $      7,483   $     19,893
                                                 ------------   ------------
Operating expenses:
   Salaries, wages and benefits...............          5,217         12,662
   Depreciation...............................          2,594          3,731
   Rent.......................................            643          1,948
   Provision for doubtful accounts............            219            349
   Other......................................          1,132          4,566
                                                 ------------   ------------
     Total operating expenses.................          9,805         23,256
   Operating loss.............................         (2,322)        (3,363)
Interest expense..............................             --             (1)
Income tax benefit............................            952          1,333
                                                 ------------   ------------
   Discontinued operations, net of tax........   $     (1,370)  $     (2,031)
                                                 ============   ============

     Depreciation expense for the fiscal year ended May 28, 2004 and May 30, 2003 included $1.0 million and $2.1 million of impairment charges, respectively. Other operating expenses included gains on closed center sales of $1.8 million and $1.2 million in fiscal years, 2004 and 2003, respectively.

Fiscal 2003 compared to Fiscal 2002

     The following table shows the comparative operating results of KinderCare, with dollars in thousands, except the average weekly tuition rate:

                                    Fiscal Year              Fiscal Year                Change
                                       Ended      Percent       Ended      Percent      Amount
                                       May 30,       of         May 31,       of       Increase/
                                        2003      Revenues       2002      Revenues   (Decrease)
                                    -----------   --------   -----------   --------   ----------
Revenues, net....................   $   834,655      100.0%  $   802,754      100.0%  $   31,901
                                    -----------   --------   -----------   --------   ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense...............       425,252       50.9       412,212       51.3       13,040
    Field and corporate expense..        34,761        4.2        31,943        4.0        2,818
                                    -----------   --------   -----------   --------   ----------
      Total salaries, wages and
        benefits.................       460,013       55.1       444,155       55.3       15,858
  Depreciation and amortization..        56,832        6.8        57,293        7.1         (461)
  Rent...........................        51,379        6.2        46,499        5.8        4,880
  Other..........................       193,545       23.2       180,396       22.5       13,149
                                    -----------   --------   -----------   --------   ----------
    Total operating expenses.....       761,769       91.3       728,343       90.7       33,426
                                    -----------   --------   -----------   --------   ----------
      Operating income...........   $    72,886        8.7%  $    74,411        9.3%  $   (1,525)
                                    ===========   ========   ===========   ========   ==========
Average weekly tuition rate......   $    144.45              $    137.72              $     6.73
Occupancy........................          63.3%                    65.6%                   (2.3)
Comparable center net revenue
   growth........................           1.4%                     1.1%

     Revenues, net. Net revenues increased $31.9 million, or 4.0%, in fiscal year 2003 compared to fiscal year 2002 to $834.7 million. The increase was due to higher average weekly tuition rates as well as additional net revenues generated by newly opened centers. Comparable center net revenues increased $11.0 million, or 1.4%.

     The average weekly tuition rate increased $6.73, or 4.9%, to $144.45 in fiscal year 2003, due primarily to tuition increases. Occupancy declined to 63.3% from 65.6% in fiscal year 2002 primarily due to reduced full-time equivalent attendance within the population of older centers.

     During fiscal years 2003 and 2002, we opened and closed centers as follows:

                                                     Fiscal Year Ended
                                               ----------------------------
                                               May 30, 2003    May 31, 2002
                                               ------------    ------------
Number of centers at the beginning of
  the fiscal year.............................       1,264            1,242
Openings......................................          28               35
Closures......................................         (28)             (13)
                                               ------------    ------------
  Number of centers at the end of the
   fiscal year................................        1,264           1,264
                                               ============    ============
Total center licensed capacity at the
  end of the fiscal year......................      167,000         166,000

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $15.9 million, or 3.6%, in fiscal year 2003 compared to fiscal year 2002 to $460.0 million. Total salaries, wages and benefits expense as a percentage of net revenues was 55.1% and 55.3% for fiscal years 2003 and 2002, respectively.


     Expenses for salaries, wages and benefits directly associated with the centers were $425.3 million, an increase of $13.0 million in fiscal year 2003 compared to fiscal year 2002. The increase was primarily due to overall higher wage rates and higher medical insurance costs. At the center level, salaries, wages and benefits expense as a percentage of net revenues improved to 50.9% for fiscal year 2003 from 51.3% for fiscal year 2002. This improvement was due primarily to strong controls over the management of labor hours relative to attendance levels.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million in fiscal year 2003 compared to fiscal year 2002 to $56.8 million. Significant changes in depreciation included the impact of the cessation of goodwill amortization for all of fiscal year 2003, our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, and impairment charges, offset by the impact of newly opened centers. These changes were as follows, in thousands:

       Cessation of goodwill amortization..................   $   (2,934)
       Change in impairment charges........................       (1,753)
       Impact of the centers sold in the sale-leaseback
         program...........................................       (1,239)
       Impact of newly opened centers......................        4,002
       Other...............................................        1,463
                                                            ------------
         Decrease in depreciation and amortization expense. $       (461)
                                                            ============

     Impairment charges of $1.2 million and $3.0 million in fiscal year 2003 and fiscal year 2002, respectively, related to underperforming centers and certain undeveloped properties.

     Rent. Rent expense increased $4.9 million in fiscal year 2003 compared to fiscal year 2002 to $51.4 million. The most significant change in the rent expense was the impact of our sale-leaseback program and newly opened centers. In addition, the rental rates experienced on new and renewed center leases are higher than those experienced in previous fiscal years. The changes were as follows, in thousands:

        Impact of centers leased under the
          sale-leaseback program..........................  $     4,415
        Amortization of deferred gains on
          sale-leaseback transactions.....................       (1,116)
        Impact of newly opened centers....................        1,945
        Other.............................................         (364)
                                                            -----------
           Increase in rent expense.......................  $     4,880
                                                            ===========

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as insurance, janitorial, maintenance, utilities, transportation, provision for doubtful accounts, food and marketing costs, and expenses relating to field management and corporate administration. Other operating expenses increased $13.1 million, or 7.3%, from fiscal year 2002 to $193.5 million in fiscal year 2003. Other operating expenses as a percentage of net revenues were 23.2% and 22.5% for fiscal years 2003 and 2002, respectively. The increase was due primarily to insurance costs that were $12.7 million higher in fiscal year 2003 compared to fiscal year 2002. The provision for doubtful accounts declined $2.3 million in fiscal year 2003 compared to fiscal year 2002. The reduction in our provision for doubtful accounts was due to the implementation of automated programming that allows us to have stronger controls over our receivables.

     Interest expense. Interest expense was $41.0 million in fiscal year 2003 compared to $44.1 million in fiscal year 2002. The decrease was substantially attributable to lower interest rates and a decrease in the principal balance on our revolving credit facility. The decrease was as follows, in thousands:

       Decrease in interest rates for borrowings
         outstanding under our previous credit facility....  $     (2,001)
       Decrease in principal outstanding under our
         previous credit facility..........................        (1,126)
       Other...............................................            88
                                                             ------------
          Decrease in interest expense.....................  $     (3,039)
                                                             ============

     The weighted average interest rate on our long-term debt, including amortization of deferred financing costs, was 8.0% and 7.8% for fiscal year 2003 and 2002, respectively. A larger portion of our debt was comprised of 9.5% senior subordinated notes during fiscal year 2003, which resulted in an increase in the weighted average interest rate from fiscal year 2003 compared to fiscal year 2002.

     Loss on minority investment. During fiscal year 2003, we recorded a write down of $6.7 million to the net book value of a minority investment due to a reduced valuation of the subject company and the dilution of our minority interest in that investment. During fiscal year 2002, we wrote down the net book value of the same investment by $2.3 million. The minority investment was accounted for under the cost method. See "Note 2. Summary of Significant Accounting Policies."

     Income tax expense. Income tax expense was $10.1 million, or 39.6% of pretax income, in fiscal year 2003 and $11.3 million, or 39.5% of pretax income, in fiscal year 2002. The slight increase in the effective tax rate was due to the relative impact of tax credits at different levels of taxable income, the impact of the cessation of goodwill amortization and an increase in expenses that were disallowed for income tax purposes. Income tax expense was computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state and foreign income taxes, offset by tax credits.

     Discontinued operations. Discontinued operations resulted in losses of $2.0 million and $0.8 million in fiscal years 2003 and 2002, respectively. Discontinued operations represents the operating results for all periods presented of the 69 centers closed since fiscal year 2002. Discontinued operations included the following, in thousands:

                                                     Fiscal Year Ended
                                               ---------------------------
                                               May 30, 2003   May 31, 2002
                                               ------------   ------------
Revenues, net................................  $     19,893   $     26,680
                                               ------------   ------------
Operating expenses:
  Salaries, wages and benefits...............        12,662         16,636
  Depreciation...............................         3,731          2,000
  Rent.......................................         1,948          2,621
  Provision for doubtful accounts............           349            335
  Other......................................         4,566          6,372
                                               ------------   ------------
      Total operating expenses...............        23,256         27,964
                                               ------------   ------------
          Operating loss.....................        (3,363)        (1,284)
Interest expense.............................            (1)            (7)
Income tax benefit...........................         1,333            496
                                               ------------   ------------
  Discontinued operations, net of tax........  $     (2,031)  $       (795)
                                               ============   ============

     Depreciation expense related to discontinued operations included impairment charges of $2.1 million and $0.6 million for fiscal years 2003 and 2002, respectively. Other operating expenses related to discontinued operations included gains on closed center sales of $1.2 million in fiscal year 2003.

Liquidity and Capital Resources

Financing Activities

     In July 2003 we refinanced $279.9 million of our debt. We obtained a $125.0 million revolving credit facility, and, as described below in greater detail, one of our subsidiaries obtained a $300.0 million mortgage loan. Proceeds from the mortgage loan were used to pay off the $98.0 million balance of the then existing revolving credit facility, $47.0 million of the term loan facility and $97.9 million under the synthetic lease facility. We also used a portion of the remaining proceeds to purchase $37.0 million aggregate principal amount of our 9.5% senior subordinated notes.

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

     During fiscal year 2004, we repurchased and redeemed our 9.5% senior subordinated notes as follows, in thousands:

                                                                           Write-off of
                                               Aggregate      Premium          Deferred
                                  Principal        Price        Costs   Financing Costs   Total Loss
                                 ----------   ----------   ----------   ---------------   ----------
Notes repurchased..............  $   55,577   $   58,689   $      914   $           935   $    1,849
Notes redeemed.................      55,000       56,076          871             1,034        1,905
                                 ----------   ----------   ----------   ---------------   ----------
  Total........................  $  110,577   $  114,765   $    1,785   $         1,969   $    3,754
                                 ==========   ==========   ==========   ===============   ==========

     We completed the repurchase of $11.0 million aggregate principal amount of our 9.5% senior subordinated notes at an aggregate price of $11.4 million in the first quarter of fiscal year 2004, which is included above. The premium costs and associated write-off of deferred financing costs related to this repurchase were recognized in the fourth quarter of fiscal year 2003 and were excluded from the costs above.

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

Cash Flows and Liquidity Sources

     We expect to fund our liquidity needs primarily from cash flow generated from operations, with proceeds received from our sale-leaseback program and, to the extent necessary, through borrowings under our revolving credit facility. At May 28, 2004, there were no borrowings outstanding under our revolving credit facility and we had outstanding letters of credit totaling $55.1 million. Our availability under our revolving credit facility was $69.9 million.

     Our consolidated net cash provided by operating activities for fiscal years 2004, 2003 and 2002 was $93.7 million, $77.5 million and $84.8 million, respectively. The $16.2 million increase in fiscal year 2004 compared to fiscal year 2003 was due primarily to increased cash received from our customers as a result of higher net revenues, as well as a reduction in cash paid for operating expenses as a result of cost controls. In fiscal year 2003, cash provided by operating activities decreased $7.3 million from fiscal year 2002 due primarily to higher insurance claim and premium payments and operating expenses, offset by increased cash received from our customers as a result of higher net revenues.

     Cash and cash equivalents totaled $58.9 million at May 28, 2004, compared to $18.1 million at May 30, 2003. The increase in our cash balance is due to proceeds received from our sale-leaseback transactions and increased cash flow from operations. Due to the pending IDS transaction, we have elected not to use excess cash to repurchase or redeem our 9.5% senior subordinated notes.

     Our current sale-leaseback program began during the fourth quarter of fiscal year 2002. Under this initiative, we began selling centers to individual real estate investors and concurrently signing long term leases to continue operating the centers. The resulting leases have been classified as operating leases with an average lease term of 15 years, with three to four five-year renewal options. The sales were summarized as follows, in thousands:

                                                        Fiscal Year Ended
                                            ------------------------------------------
                                            May 28, 2004   May 30, 2003   May 31, 2002
                                            ------------   ------------   ------------
Number of centers.........................            41             41              5
Net proceeds from completed sales.........  $     89,034   $     89,558   $      9,259
Deferred gains............................        28,348         32,507          2,599

     Our sale-leaseback program has the effect of increasing rent expense while typically reducing the depreciation and interest expense incurred to support the previously owned centers. In addition, deferred gains have generally been recognized on our sale-leaseback transactions. The deferred gains are amortized on a straight-line basis, typically over a period of 15 years, and are offset against the related rent expense. At May 28, 2004 and May 30, 2003, other noncurrent liabilities on the consolidated balance sheet included deferred gains on sale-leaseback transactions of $64.8 million and $38.6 million, respectively. Subsequent to May 28, 2004, we closed $10.5 million in sales, which included four centers, and we are currently in the process of negotiating another $37.6 million of sales related to 16 centers. It is possible that we will be unable to complete some or all of these transactions currently in process. We expect our sale-leaseback efforts to continue, assuming the market for such transactions remains favorable.

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under our revolving credit facility will be sufficient to fund our interest and principal payment obligations, expected capital expenditures, working capital requirements and anticipated dividend payments for the foreseeable future.

     Any future acquisitions, joint ventures or similar transactions may require additional capital, which may be financed through borrowings under our revolving credit facility, net cash provided by operating activities, other third party financing or a combination of these alternatives, and such capital may not be available to us on acceptable terms or at all. Although we cannot assure you that such sources of capital will be sufficient, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we experience a lack of working capital, it may reduce our future capital expenditures. If these expenditures were substantially reduced, our operations and cash flow would be adversely impacted.

Capital Expenditures

     During fiscal years 2004 and 2003, we opened 16 and 28 new centers, respectively. In addition, we completed the acquisition of one center in fiscal year 2004. We expect to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for the development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside our control. The average total cost for land, building and equipment per owned community center typically ranges from $1.9 million to $2.9 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

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

     Capital expenditures included the following, in thousands:

                                                        Fiscal Year Ended
                                            ------------------------------------------
                                            May 28, 2004   May 30, 2003   May 31, 2002
                                            ------------   ------------   ------------
New center development....................  $     25,475   $     50,651   $     63,990
Refurbishment of existing facilities......        19,551         18,945         18,979
Equipment purchases.......................        10,310         11,731          9,508
Information systems purchases.............         2,147          1,787          3,366
                                            ------------   ------------   ------------
                                                  57,483         83,114         95,843
Acquisition of previously constructed
   center.................................           953             --             --
                                            ------------   ------------   ------------
                                            $     58,436   $     83,114   $     95,843
                                            ============   ============   ============

     We refer to the costs associated with the refurbishment of existing facilities and equipment and information systems purchases as maintenance capital expenditures. Capital expenditures for fiscal year 2004 do not include $97.9 million spent to purchase the 44 centers previously included in the synthetic lease facility.

     Capital expenditure limits under our credit facility for fiscal year 2004 are $110.0 million. We have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our notes are issued and our revolving credit facility.

Contractual Commitments

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. Our contractual obligations and commercial commitments at May 28, 2004 were as follows, in thousands:

                                                                        Fiscal Year
                                      ------------------------------------------------------------------------------------
                                           Total        2005        2006        2007        2008        2009   Thereafter
                                      -----------  ----------   ---------   ---------   ---------   ---------   ----------
Long-term debt......................  $   488,779  $    7,191   $   3,799   $   4,051   $   4,322   $ 469,416  $        --
Fixed rate interest obligations.....       85,295      17,114      17,046      17,045      17,045      17,045           --
Variable rate interest obligations..       50,262      10,008       9,884       9,752       9,613       9,462        1,543
Capital lease obligations...........       27,569       2,258       2,279       2,396       2,415       2,481       15,740
Operating leases....................      487,180      51,071      47,787      43,861      40,295      36,121      268,045
Standby letters of credit...........       58,439      58,439          --          --          --          --           --
Other commitments...................        8,648       8,648          --          --          --          --           --
                                      -----------  ----------   ---------   ---------   ---------   ---------   ----------
                                      $ 1,206,172  $  154,729   $  80,795   $  77,105   $  73,690   $ 534,525   $  285,328
                                      ===========  ==========   =========   =========   =========   =========   ==========

     Fixed rate interest obligations related primarily to our 9.5% senior subordinated notes. Variable rate interest obligations related to our interest obligations under our CMBS Loan at a rate of 3.35% and our Series B Industrial Revenue Bonds at a rate of 1.35%. These rates were those rates in effect at May 28, 2004. See "Note 7. Long-Term Debt." Other commitments include those related to center development, purchase orders and vehicle leases.

Seasonality

     See "Item 1. Business, Seasonality."

Governmental Laws and Regulations Affecting Us

     See "Item 1. Business, Governmental Laws and Regulations Affecting Us."

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 54.9% and 55.1% of net revenues for fiscal years 2004 and 2003, respectively. We believe that, through increases in our tuition rates, we can mitigate any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative And Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $179.4 million at May 28, 2004. We also have no cash flow exposure on certain industrial revenue bonds, mortgages and notes payable aggregating $3.6 million at May 28, 2004. However, we have cash flow exposure on our revolving credit facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. We had no borrowings outstanding under our credit facility at May 28, 2004. A 1% (100 basis points) change in the variable LIBOR or adjusted base rate pricing on our industrial revenue bonds, aggregating $8.5 million at May 28, 2004, would have resulted in interest expense changing by $0.1 million in both fiscal years 2004 and 2003.

     We have cash flow exposure on the CMBS loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. A 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $2.8 million in fiscal year 2004. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement for the duration of the loan term.

     We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the interest rate defined in our vehicle lease agreement would have resulted in rent expense changing by approximately $0.4 million and $0.5 million in fiscal years 2004 and 2003, respectively.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                            May 28, 2004      May 30, 2003
                                                            ------------      ------------
Assets
Current assets:
   Cash and cash equivalents..............................  $     58,898      $     18,066
   Receivables, net.......................................        28,727            31,493
   Prepaid expenses and supplies..........................         7,357             9,423
   Deferred income taxes..................................        14,132            14,500
   Assets held for sale...................................         5,007             5,665
                                                            ------------      ------------
      Total current assets................................       114,121            79,147

Property and equipment, net...............................       692,981           660,834
Deferred income taxes.....................................        15,075             1,868
Goodwill..................................................        42,565            42,565
Deferred financing costs..................................        18,673             9,445
Other assets..............................................        21,079            17,234
                                                            ------------      ------------
                                                            $    904,494      $    811,093
                                                            ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts........................................  $      6,042      $      9,304
   Accounts payable.......................................         8,840             8,888
   Current portion of long-term debt......................         7,169            13,744
   Accrued expenses and other liabilities.................       124,261           109,671
                                                            ------------      ------------
      Total current liabilities...........................       146,312           141,607

Long-term debt............................................       481,610           441,336
Long-term self-insurance liabilities......................        33,046            22,771
Deferred income taxes.....................................            --             3,696
Other noncurrent liabilities..............................        93,664            66,524
                                                            ------------      ------------
      Total liabilities...................................       754,632           675,934
                                                            ------------      ------------

Commitments and contingencies (Notes 7 and 11)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000
      shares; none outstanding............................            --                --
   Common stock, $.01 par value; authorized 100,000
      shares; issued and outstanding 19,722 and 19,661
      shares, respectively                                           197               197
   Additional paid-in capital.............................        26,800            25,909
   Notes receivable from stockholders.....................        (1,933)           (1,085)
   Retained earnings......................................       124,997           110,297
   Accumulated other comprehensive loss...................          (199)             (159)
                                                            ------------      ------------
      Total stockholders' equity..........................       149,862           135,159
                                                            ------------      ------------
                                                            $    904,494      $    811,093
                                                            ============      ============

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                       Fiscal Year Ended
                                           ------------------------------------------
                                           May 28, 2004   May 30, 2003   May 31, 2002
                                           ------------   ------------   ------------
Revenues, net............................. $    855,933   $    834,655   $    802,754
                                           ------------   ------------   ------------
Operating expenses:
   Salaries, wages and benefits...........      470,314        460,013        444,155
   Depreciation and amortization..........       61,665         56,832         57,293
   Rent...................................       54,784         51,379         46,499
   Provision for doubtful accounts........        6,559          4,907          7,164
   Other..................................      190,621        188,638        173,232
                                           ------------   ------------   ------------
       Total operating expenses...........      783,943        761,769        728,343
                                           ------------   ------------   ------------
     Operating income.....................       71,990         72,886         74,411
Investment income.........................          265            420            560
Interest expense..........................      (39,753)       (41,032)       (44,071)
Loss on early extinguishment of debt......       (5,761)            --             --
Loss on minority investment...............           --         (6,700)        (2,265)
Dividend income...........................          496             --             --
                                           ------------   ------------   ------------
   Income before income taxes and
     discontinued operations..............       27,237         25,574         28,635
Income tax expense........................      (11,167)       (10,128)       (11,297)
                                           ------------   ------------   ------------
   Income before discontinued operations..       16,070         15,446         17,338
Discontinued operations net of income tax
   benefit  of $952, $1,333 and $496,
   respectively...........................       (1,370)        (2,031)          (795)
                                           ------------   ------------   ------------
     Net income........................... $     14,700   $     13,415   $     16,543
                                           ============   ============   ============
Basic net income per share:
Income before discontinued operations..... $       0.82   $       0.78   $       0.87
Discontinued operations, net of taxes.....        (0.07)         (0.10)         (0.04)
                                           ------------   ------------   ------------
     Net income........................... $       0.75   $       0.68   $       0.83
                                           ============   ============   ============

Diluted net income per share:
Income before discontinued operations..... $       0.81   $       0.77   $       0.86
Discontinued operations, net of taxes.....        (0.07)         (0.10)         (0.04)
                                           ------------   ------------   ------------
     Net income........................... $       0.74   $       0.67   $       0.82
                                           ============   ============   ============

Weighted average common shares outstanding:
  Basic...................................       19,701         19,701         19,819
  Diluted.................................       19,966         19,908         20,111

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                             (Dollars in thousands)

                                                                                Notes              Accumulated
                                            Common Stock     Additional    Receivable                    Other
                                         ------------------     Paid-in          from  Retained  Comprehensive
                                            Shares   Amount     Capital  Stockholders  Earnings           Loss      Total
                                         ---------  -------  ----------  ------------  --------  -------------  ---------
Balance at June 1, 2001..................   19,819  $   198  $   28,107  $     (1,355) $ 80,339  $        (558) $ 106,731
Comprehensive income:
  Net income.............................       --       --          --            --    16,543             --     16,543
  Cumulative translation adjustment......       --       --          --            --        --             66         66
                                                                                                                ---------
      Total comprehensive income.........                                                                          16,609
Proceeds from collection of stockholders'
   notes receivable......................       --       --          --            35        --             --         35
Issuances of stockholders' notes
   receivable............................       --       --          --          (106)       --             --       (106)
                                         ---------  -------  ----------  ------------  --------  -------------  ---------
      Balance at May 31, 2002............   19,819      198      28,107        (1,426)   96,882           (492)   123,269
Comprehensive income:
  Net income.............................       --       --          --            --    13,415             --     13,415
  Cumulative translation adjustment......       --       --          --            --        --            333        333
                                                                                                                ---------
    Total comprehensive income...........                                                                          13,748
Retirement of common stock...............     (120)      (1)     (1,645)           --        --             --     (1,646)
Repurchase of common stock...............      (38)      --        (553)           --        --             --       (553)
Proceeds from collection of stockholders'
  notes receivable.......................       --       --          --           341        --             --        341
                                         ---------  -------  ----------  ------------  --------  -------------  ---------
     Balance at May 30, 2003.............   19,661  $   197  $   25,909  $     (1,085) $110,297  $        (159) $ 135,159
Comprehensive income:
    Net income...........................       --       --          --            --    14,700             --     14,700
    Cumulative translation adjustment....       --       --          --            --        --            159        159
    Mark-to-market adjustment on interest
      rate cap agreement.................       --       --          --            --        --           (199)      (199)
                                                                                                                ---------
        Total comprehensive income.......                                                                          14,660
Issuance of common stock.................       74       --       1,089            --        --             --      1,089
Repurchase of common stock...............      (13)      --        (198)           --        --             --       (198)
Issuance of stockholders' notes
  receivable.............................       --       --          --        (1,004)       --             --     (1,004)
Proceeds from collection of stockholders'
  notes receivable.......................       --       --          --           156        --             --        156
                                         ---------  -------  ----------  ------------  --------  -------------  ---------
     Balance at May 28, 2004.............   19,722  $   197  $   26,800  $     (1,933) $124,997  $        (199) $ 149,862
                                         =========  =======  ==========  ============  ========  =============  =========

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Fiscal Year Ended
                                                  ------------------------------------------
                                                  May 28, 2004   May 30, 2003   May 31, 2002
                                                  ------------   ------------   ------------
Cash flows from operations:
  Net income....................................  $     14,700   $     13,415   $     16,543
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation..............................        64,254         60,172         55,968
      Amortization of deferred financing costs,
        goodwill, other intangible assets and
        deferred gain on sale-leasebacks........         4,376          2,102          5,941
      Provision for doubtful accounts...........         6,778          5,256          7,499
      Loss on minority investment...............            --          6,700          2,265
      Gain on sales and disposals of property
        and equipment...........................        (2,014)        (2,202)          (529)
      Deferred tax expense (benefit)............       (16,535)       (10,968)         6,431
      Changes in operating assets and
        liabilities:
        Increase in receivables.................        (4,011)        (6,740)       (10,387)
        Decrease (increase) in prepaid expenses
          and supplies..........................         2,066            526         (2,113)
        Increase in other assets................        (2,474)          (287)        (1,485)
        Increase in accounts payable, accrued
          expenses and other liabilities........        26,551          9,206          4,592
      Other, net................................           (40)           333             66
                                                  ------------   ------------   ------------
    Net cash provided by operating activities...        93,651         77,513         84,791
                                                  ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment...........       (57,483)       (83,114)       (95,843)
  Purchases of property and equipment
    previously included in the synthetic
    lease facility..............................       (97,851)            --             --
  Acquisitions of previously constructed centers          (953)            --             --
  Issuance of notes receivable..................          (164)          (114)            --
  Proceeds from sales of property and equipment.        92,359         95,172         11,537
  Increase in restricted cash...................        (1,438)            --             --
  Return of investment accounted for under the
    cost method.................................           171             --             --
  Proceeds from collection of notes receivable..            --             --             26
                                                  ------------   ------------   ------------
    Net cash provided by (used in) investing
      activities................................       (65,359)        11,944        (84,280)
                                                  ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings............       343,300         56,000         57,128
  Payments on long-term borrowings..............      (309,601)      (133,237)       (51,769)
  Deferred financing costs......................       (17,210)        (1,242)            --
  Payments on capital leases....................          (731)          (844)        (1,288)
  Proceeds from issuance of common stock........            86             --           (106)
  Proceeds from collection of stockholders'
    notes receivable............................           156            341             35
  Repurchases of common stock...................          (198)          (553)            --
  Bank overdrafts...............................        (3,262)          (475)           451
                                                  ------------   ------------   ------------
    Net cash provided by (used in) financing
      activities................................        12,540        (80,010)         4,451
                                                  ------------   ------------   ------------
      Increase in cash and cash equivalents.....        40,832          9,447          4,962
  Cash and cash equivalents at the beginning of
    the fiscal year.............................        18,066          8,619          3,657
                                                  ------------   ------------   ------------
  Cash and cash equivalents at the end of the
    fiscal year.................................  $     58,898   $     18,066   $      8,619
                                                  ============   ============   ============
Supplemental cash flow information:
      Interest paid.............................  $      37,530  $     36,608   $     41,360
      Income taxes paid, net....................         15,968        18,985         11,614
  Non-cash financial activities:
      Issuance of notes receivable to
        stockholders............................  $       1,004  $         --   $        106
      Retirement of common stock................             --         1,646             --
      Property and equipment under capital leases            --            --          4,390
      Conversion of stock on a minority
        investment..............................             --            --          2,225

See accompanying notes to consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care services in the United States. At May 28, 2004, we served approximately 125,000 children and their families at 1,240 child care centers. At our child care centers, education and care services are provided to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 166,000 at May 28, 2004.

     We operate child care centers under two brands as follows:

     o KinderCare - At May 28, 2004, we operated 1,171 KinderCare centers. The brand was established in 1969 and includes centers in 39 states.

     o Mulberry - We operated 69 Mulberry centers at May 28, 2004, which are located primarily in the northeast region of the United States and southern California. In addition, we had eight service contracts to operate before- and after-school programs.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,240 centers, at May 28, 2004, are 44 employer-sponsored centers. In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered in either online or correspondence format. We have made a minority investment in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reporting for Segments. We operate in one reportable segment.

     Revenue Recognition. The recognition of our net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement, the rendering of child care services, an age specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. We receive fees for reservation, registration, education and other services. Other income is primarily comprised of supplemental fees from tutorial programs and field trips. Tuition, fees and other income are recognized as the related services are provided. Payments for these types of services may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the estimated average enrollment period, not to exceed twelve months.

     Advertising. Costs incurred to produce media advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. Costs related to website development are capitalized or expensed in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. SOP 98-1 and EITF 00-2 identify the characteristics of internal use software and related costs, and provides guidance on whether the costs should be expensed as incurred or capitalized. Other advertising costs are expensed as incurred. Advertising costs were $10.2 million, $10.8 million and $12.1 million during fiscal 2004, 2003 and 2002, respectively.

     Income Taxes. Income tax expense is based on pre-tax financial accounting income. Deferred income taxes result primarily from the expected tax consequences of temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

     Comprehensive Income. Comprehensive income included the following, in thousands:

                                                              Fiscal Year Ended
                                                  ------------------------------------------
                                                  May 28, 2004   May 30, 2003   May 31, 2002
                                                  ------------   ------------   ------------
Net income........ .............................  $     14,700   $     13,415   $     16,543
Cumulative translation adjustment...............           159            333             66
Mark-to-market adjustment for interest rate
  cap agreement.................................          (199)            --             --
                                                  ------------   ------------   ------------
      Total comprehensive income................  $     14,660   $     13,748   $     16,609
                                                  ============   ============   ============

     The cumulative translation adjustment included in comprehensive income, for all fiscal years presented, related to our previously owned subsidiaries in the United Kingdom. During fiscal year 2004, a mark-to-market adjustment was recorded for our interest rate cap agreement, which was purchased in connection with our CMBS Loan. See "Note 7. Long-Term Debt."

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

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, we have provided the required disclosures below. Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows, in thousands, except per share data:

                                                              Fiscal Year Ended
                                                  ------------------------------------------
                                                  May 28, 2004   May 30, 2003   May 31, 2002
                                                  ------------   ------------   ------------
Reported net income.............................  $     14,700   $     13,415   $     16,543
Compensation cost for stock option plans,
  net of tax....................................        (1,055)          (573)          (841)
                                                  ------------   ------------   ------------
      Pro forma net income......................  $     13,645   $     12,842   $     15,702
                                                  ============   ============   ============

Pro forma net income per share:
Reported basic income per share.................  $       0.75   $       0.68   $       0.83
Compensation cost for stock option plans,
   net of tax...................................         (0.05)         (0.03)         (0.04)
                                                  ------------   ------------   ------------
        Pro forma net income per share..........  $       0.70   $       0.65   $       0.79
                                                  ============   ============   ============

Reported diluted income per share...............  $       0.74   $       0.67   $       0.82
Compensation cost for stock option plans,
    net of tax..................................         (0.05)         (0.03)         (0.04)
                                                  ------------   ------------   ------------
         Pro forma net income, pershare.........  $       0.69   $       0.64   $       0.78
                                                  ============   ============   ============

     A summary of the weighted average fair values was as follows:

                                                              Fiscal Year Ended
                                                  ------------------------------------------
                                                  May 28, 2004   May 30, 2003   May 31, 2002
                                                  ------------   ------------   ------------
Weighted average fair value of options
     granted during the period, using the
     Black-Scholes option pricing
     model......................................  $       7.73   $       4.27   $       5.55
Assumptions used to estimate the present
     value of options at the grant date:
        Volatility..............................          50.7%          36.2%          36.5%
        Risk-free rate of return................           3.3%           3.9%           4.7%
        Dividend yield..........................           0.0%           0.0%           0.0%
        Number of years to exercise options.....             7              7              7

     Discontinued Operations. The operating results for the 69 centers closed since fiscal 2002 have been classified as discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. A summary of discontinued operations follows, in thousands:

                                                       Fiscal Year Ended
                                           ------------------------------------------
                                           May 28, 2004   May 30, 2003   May 31, 2002
                                           ------------   ------------   ------------
Revenues, net...........................   $      7,483   $     19,893   $     26,680
Operating expenses......................          9,805         23,256         27,964
                                           ------------   ------------   ------------
  Operating loss........................         (2,322)        (3,363)        (1,284)
Interest expense........................             --             (1)            (7)
                                           ------------   ------------   ------------
  Discontinued operations before
     income taxes.......................         (2,322)        (3,364)        (1,291)
Income tax benefit......................            952          1,333            496
                                           ------------   ------------   ------------
  Discontinued operations, net of tax...   $     (1,370)  $     (2,031) $        (795)
                                           ============   ============   ============

     Operating expenses included impairment charges of $1.0 million, $2.1 million and $0.6 million for fiscal 2004, 2003 and 2002, respectively, and gains on closed center sales in the amount of $1.8 million and $1.2 million for fiscal 2004 and 2003, respectively. The owned centers that met the criteria of held for sale have been classified as current in the consolidated balance sheets for all periods presented. As a result, property and equipment of $5.0 million and $5.7 million was classified as current assets held for sale at May 28, 2004 and May 30, 2003, respectively.

     Net Income per Share. The difference between basic and diluted net income per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, in thousands:

                                                       Fiscal Year Ended
                                           ------------------------------------------
                                           May 28, 2004   May 30, 2003   May 31, 2002
                                           ------------   ------------   ------------
Basic weighted average common shares
  outstanding............................        19,701         19,701         19,819
Dilutive effect of options...............           265            207            292
                                           ------------   ------------   ------------
Diluted weighted average common
  shares outstanding.....................        19,966         19,908         20,111
                                           ============   ============   ============
Options excluded from potential
  shares due to their
  anti-dilutive effect...................         1,378            981            299
                                           ============   ============   ============

     Stock split. On July 15, 2002, the Board of Directors authorized a 2-for-1 stock split of our $0.01 par value common stock effective August 19, 2002 for stockholders of record on August 9, 2002. All references to the number of common shares and per share amounts within these consolidated financial statements and notes thereto for the fiscal years ended June 1, 2001, May 31, 2002 and May 30, 2003 have been restated to reflect the stock split. Concurrent with the stock split, the number of authorized common shares was increased from 20.0 million to
100.0 million shares.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash held in banks and liquid investments with maturities, at the date of acquisition, not exceeding 90 days.

     Restricted Cash. Restricted cash includes cash held in connection with our $300.0 million mortgage loan, see "Note 8. Long-Term Debt." At May 28, 2004, restricted cash of $1.4 million was included in other assets in our audited consolidated balance sheet. The restricted cash related primarily to capital expenditure requirements under the mortgage loan.

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

     Our property and equipment is depreciated using the following estimated useful lives:

                                                            Life
                                                       --------------
          Buildings................................... 10 to 40 years
          Building renovations........................  2 to 15 years
          Leasehold improvements......................  2 to 15 years
          Computer equipment..........................  3 to  5 years
          All other equipment.........................  1 to 10 years

     Asset Impairments. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We regularly evaluate long-lived assets for impairment by comparing projected undiscounted cash flows for each asset to the carrying value of such asset. If the projected undiscounted cash flows are less than the asset's carrying value, we record an impairment charge, if necessary, to reduce the carrying value to estimated fair value. Impairment may not be appropriate under certain circumstances, such as: (1) a new or maturing center, (2) recent center director turnover or (3) an unusual, non-recurring expense impacting the cash flow projection. Conversely, we will impair a center, regardless of mitigating factors, when the center is placed on an exit list after a review conducted by our Development Committee, assuming that the center's undiscounted cash flows are less than the net book value, for leased centers or the projected proceeds for the sale of owned centers are less than the net book value.

     During fiscal years 2004, 2003 and 2002, impairment charges of $3.6 million, $3.3 million and $3.6 million, respectively, were recorded with respect to certain underperforming and undeveloped centers. The impairment charges are included as a component of depreciation expense from continuing and discontinued operations in the statement of operations.

     Goodwill and Other Intangible Assets. We ceased amortization of goodwill at June 1, 2002. Amortization of goodwill for fiscal year 2002 was $2.4 million, pre-tax. These assets must now be tested at least annually for impairment and written down to their fair market values, if necessary. At June 1, 2002, we had $42.6 million of goodwill recorded on our consolidated balance sheet. We performed a transitional impairment test in the second quarter of fiscal year 2003. In addition, we performed our annual impairment test in the fourth quarters of fiscal years 2004 and 2003. Although quoted market prices are the best evidence in determining fair value, we used the value of our stock as determined by the Board of Directors, due to low trading volume and closely held nature of our stock, to perform the transitional impairment test. The fair value of the reporting unit related to the recorded goodwill, as of May 28, 2004, exceeded the carrying value at the same date, hence there was no evidence of impairment.

     If SFAS No. 142, Goodwill and Other Intangible Assets, had been adopted at the beginning of fiscal year 2002, our pro forma net income and net income per share would have been as follows, in thousands, except per share amounts:

                                                Fiscal Year Ended
                                                  May 31, 2002
                                       -----------------------------------
                                                      Net income per share
                                                    ----------------------
                                       Net Income       Basic      Diluted
                                       ----------   ---------   ----------
     Reported........................  $   16,543   $    0.83   $     0.82
     Goodwill amortization, net of
       applicable taxes..............       2,042        0.10         0.10
                                       ----------   ---------   ----------
          Adjusted...................  $   18,585   $    0.93   $     0.92
                                       ==========   =========   ==========

     Certain amounts of goodwill amortization were not tax deductible in fiscal year 2002 and, therefore, are not shown net of tax above. Non-deductible goodwill amortization was $1.4 million in fiscal year 2002.

     Deferred Financing Costs. Deferred financing costs are amortized on a straight-line basis over the lives of related debt facilities, such method approximates the effective yield method. At May 28, 2004 and May 30, 2003, deferred financing costs were $18.7 million and $9.4 million, respectively. The increase in deferred financing costs was due to our debt refinancing in July 2003, see "Note 8. Long-Term Debt." A summary of the changes were as follows, in thousands:

     Balance at May 30, 2003..............................  $      9,445
     Additions............................................        17,210
     Costs written-off in connection with the
       refinancing and the repurchase and
       redemption of 9.5% senior subordinated notes.......        (3,977)
     Amortization for fiscal 2004.........................        (4,005)
                                                            ------------
           Balance at May 28, 2004........................  $     18,673
                                                            ============

     Investments. Investments, wherein we do not exert significant influence or own over 20% of the investee's stock, are accounted for under the cost method. We measure the fair value of these investments using multiples of comparable companies and discounted cash flow analyses. During the fourth quarters of fiscal year 2003 and 2002, we wrote down a minority investment by $6.7 million and $2.3 million, respectively, due to a reduced valuation on the subject company and dilution of our minority investment. During the third quarter of fiscal 2004 we received a dividend payment of $0.7 million from a minority investment accounted for under the cost method. Dividend income of $0.5 million was recognized to the extent of our proportionate share of accumulated earnings since the date of the initial investment. In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the remaining $0.2 million was recorded as a return of investment in the subject company. Subsequent to May 28, 2004, we sold our interest in a minority investment, which resulted in a gain of $2.1 million in the first quarter of fiscal year 2005.

     Self-Insurance Programs. We are self-insured for certain levels of general liability, workers' compensation, auto, property and employee medical insurance coverage. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims incurred. A summary of self-insurance liabilities was as follows, in thousands:

                                                    Fiscal Year Ended
                                        ------------------------------------------
                                        May 28, 2004   May 30, 2003   May 31, 2002
                                        ------------   ------------   ------------
     Balance at the beginning of
        the fiscal year...............  $     46,181   $     36,523   $     32,533
     Expense..........................        43,406         46,753         32,634
     Claims paid......................       (35,496)       (37,095)       (28,644)
                                        ------------   ------------   ------------
        Balance at the end of the
          fiscal year.................        54,091         46,181         36,523
     Less current portion of self-
        insurance liabilities.........        21,045         23,410         20,800
                                        ------------   ------------   ------------
     Long-term portion of self-
        insurance liabilities.........  $     33,046   $     22,771   $     15,723
                                        ============   ============   ============

     Recently Issued Accounting Pronouncements. FIN 46, Consolidation of Variable Interest Entities, as amended by FIN 46R, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity and certain other entities. The implementation of FIN 46R was effective during the fourth quarter of fiscal year 2004. There was not an impact on our consolidated financial statements.

     SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 was effective in our first quarter of our fiscal year 2004. We have determined that our interest rate cap agreement purchased in connection with the CMBS Loan, see "Note 7. Long-Term Debt," is a cash flow hedge, which is a derivative that is based on future cash flows attributed to a particular risk, such as interest rate changes on variable rate debt. A mark-to-market adjustment of $0.2 million was recorded as comprehensive loss in the fourth quarter of fiscal 2004, which reduced the value of the interest rate cap agreement.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. While SFAS No. 150 did not have a material impact on our existing financial instruments, it is reasonably possible that certain equity instruments issued in future periods will include features that require those instruments, or portions of those instruments, to be treated as debt in our consolidated financial statements.

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

     Reclassifications. As a result of the 69 centers closed since fiscal 2002, we have restated amounts previously reported in our consolidated statements of operations for fiscal years 2003 and 2002 to reflect the results of discontinued operations separate from continuing operations. We have also restated each of the four quarters of 2003 for similar reasons. See "Note 12. Quarterly Results (Unaudited)." In addition, certain other prior period amounts have been reclassified to conform to the current year's presentation.

3.   Receivables

     Receivables consisted of the following, in thousands:

                                             May 28, 2004   May 30, 2003
                                             ------------   ------------
     Tuition...............................  $     29,440   $     32,248
     Allowance for doubtful accounts.......        (4,303)        (4,255)
                                             ------------   ------------
                                                   25,137         27,993
     Other.................................         3,590          3,500
                                             ------------   ------------
                                             $     28,727   $     31,493
                                             ============   ============

4.   Property and Equipment

     Property and equipment consisted of the following, in thousands:

                                             May 28, 2004   May 30, 2003
                                             ------------   ------------
     Land..................................  $    161,707   $    155,855
     Buildings and leasehold improvements..       636,964        582,412
     Equipment.............................       196,528        182,337
     Construction in progress..............        13,173         22,708
                                             ------------   ------------
                                                1,008,372        943,312
     Accumulated depreciation and
       amortization........................      (315,391)      (282,478)
                                             ------------   ------------
                                             $    692,981   $    660,834
                                             ============   ============

5.   Other Assets

     Other assets consisted of the following, in thousands:

                                             May 28, 2004   May 30, 2003
                                             ------------   ------------
     Minority investments, cost method.....  $      9,877   $     10,047
     Non-qualified deferred compensation...         4,736          3,279
     Notes receivable......................         1,633          1,423
     Restricted cash.......................         1,437             --
     Other.................................         3,396          2,485
                                             ------------   ------------
                                             $     21,079   $     17,234
                                             ============   ============

6.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following, in thousands:

                                             May 28, 2004   May 30, 2003
                                             ------------   ------------
     Accrued compensation, benefits and
       related taxes.......................  $     37,809   $     32,655
     Current portion of self-insurance
       liabilities.........................        21,045         23,410
     Deferred revenue......................        18,653         19,165
     Accrued property taxes................        17,414          9,161
     Accrued interest......................         8,840          8,060
     Accrued income taxes..................         5,296          6,632
     Current portion of capital lease
       obligations.........................           528            769
     Other.................................        14,676          9,819
                                             ------------   ------------
                                             $    124,261   $    109,671
                                             ============   ============

7.   Long-Term Debt

     Long-term debt consisted of the following, in thousands:

                                                         May 28, 2004   May 30, 2003
                                                         ------------   ------------
     Secured:
       Mortgage loan payable in monthly installments
         through July 2008, interest rate of 3.35% at
            May 28, 2004................................ $    297,221  $          --
       Borrowings under revolving credit facility:
         At May 30, 2003 2.57% and ABR of 4.25%.........           --        104,000
       Term loan facility, interest rate, of 3.82% at
         May 30, 2003...................................           --         47,000
       Industrial refunding revenue bonds at variable
         rates of interest of 1.35% and 1.70%
         respectively, supported by letters of credit,
         maturing calendar 2009.........................        8,500          8,500
       Industrial revenue bonds secured by real property
         with maturities to calendar 2005 at interest
         rates of 2.80% to 4.55% and 2.98% to 4.55%,
         respectively...................................        3,635          3,739
       Real and personal property mortgages payable in
         monthly installments through calendar 2005,
         interest rates of 7.00%........................           --             34
     Unsecured:
       Senior subordinated notes due calendar 2009,
         interest at 9.5%, payable semi-annually........      179,423        290,000
       Notes payable in monthly installments through
         calendar 2008, interest rate at 8.00%..........           --          1,807
                                                         ------------   ------------
                                                              488,779        455,080
     Less current portion of long-term debt.............        7,169         13,744
                                                         ------------   ------------
                                                         $    481,610   $    441,336
                                                         ============   ============

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

     The CMBS Loan contains a provision that requires the loan servicer to escrow 50% of excess cash flow generated from the CMBS Centers (determined after payment of debt service on the CMBS Loan, certain fees and required reserve amounts) if the net operating income, as defined in the CMBS Loan agreement, of the CMBS Centers declines to $60.0 million, as adjusted to account for released properties. The amount of excess cash flow to be escrowed increases to 100% if the net operating income of the CMBS Centers, declines to $50.0 million, as adjusted. The net operating income of the CMBS Centers for the trailing 52 weeks ended May 28, 2004 was approximately $79.3 million. The maximum amount of excess cash flow that can be escrowed is limited to one year of debt service on the CMBS Loan and one year of rent due under the ground lease with the CMBS Operator during the term of the CMBS Loan. The escrowed amounts are released if the CMBS Centers generate the necessary minimum net operating income for two consecutive fiscal quarters. The annual debt service on the CMBS Loan is approximately $22.8 million (assuming a 6.50% interest rate). The annual rent under the ground lease is $34.0 million for the term of the CMBS Loan. These excess cash flow provisions could limit the amount of cash made available to us. Our restricted cash balance in connection with the CMBS Loan was $1.4 million at May 28, 2004. The restricted cash balance will fluctuate periodically due primarily to the timing of debt service payments compared to our period end date.

     Revolving Credit Facility. Our $125.0 million revolving credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings. At May 28, 2004, there were no borrowings outstanding under our credit facility.

     The credit facility bears interest, at our option, at either of the following rates, which are adjusted in quarterly increments based on our ratio of total consolidated debt to total consolidated EBITDA (EBITDA is defined in the credit facility as net income before interest expense, income taxes, depreciation, amortization, non-recurring charges, non-cash charges, gains and losses on asset sales, restructuring charges or reserves and non-cash gains):

     o An adjusted LIBOR rate plus 2.00% to 3.25%. There were no borrowings outstanding at this rate at May 28, 2004. o

     o An alternative base rate (ABR) plus 0.75% to 2.00%. At May 28, 2004, this rate would have been ABR plus 2.00%, or an all-in rate of 6.00%. There were no borrowings outstanding at this rate at May 28, 2004.

     The credit facility contains customary covenants and provisions that restrict our ability to:

     o    make certain fundamental changes to our business,

     o    consummate asset sales,

     o    declare dividends,

     o    grant liens,

     o incur additional indebtedness, amend the terms of or repay certain indebtedness, and

     o    make capital expenditures.

     In addition, the credit facility requires us to meet or exceed certain leverage and interest and lease expense coverage ratios. We were in compliance with our covenants at May 28, 2004. Our most restrictive covenant is the limitation on dividend payments. We are currently prohibited from paying dividends, as our consolidated debt to consolidated EBITDA ratio, as defined in the credit agreement, is greater than 3.0 to 1.0 at 4.1 to 1.0.

     Under the credit facility, we are required to pay a commitment fee at a rate ranging from 0.40% to 0.50% on the available commitment. The fee is payable quarterly in arrears. In addition, we are required to pay a letter of credit fee at a rate ranging from 2.00% to 3.25%, minus 0.125%, plus a fronting fee of 0.125%, in each case on the average daily stated amount of each letter of credit. These fees are also payable quarterly in arrears. At May 28, 2004 the rates for our commitment and letter of credit fees were 0.50% and 3.125%, respectively.

     Series B Industrial Revenue Bonds. We are obligated to various issuers of industrial revenue bonds, which is referred to as a refunded IRB. Such bonds mature in calendar 2009. The refunded IRBs were issued to provide funds for refunding an equal principal amount of industrial revenue bonds that were used to finance the cost of acquiring, constructing and equipping specific centers. At May 28, 2004, the refunded IRB bore interest at a variable rate of 1.35%, and was secured by a letter of credit under the revolving credit facility.

     Other Industrial Revenue Bonds. We are also obligated to various issuers of other industrial revenue bonds that mature to calendar 2005. The principal amount of such IRBs was used to finance the cost of acquiring, constructing and equipping specific child care centers. The IRBs are secured by these centers. At May 28, 2004, the IRBs bore interest at rates of 2.80% to 4.55%.

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

     During fiscal year 2004, we repurchased and redeemed our 9.5% senior subordinated notes as follows, in thousands:

                                                                Write-off of
                                       Aggregate    Premium         Deferred
                            Principal      Price      Costs  Financing Costs  Total Loss
                            ---------  ---------  ---------  ---------------  ----------
Notes repurchased.........  $  55,577  $  58,689  $     914  $           935  $    1,849
Notes redeemed............     55,000     56,076        871            1,034       1,905
                            ---------  ---------  ---------  ---------------  ----------
  Total...................  $ 110,577  $ 114,765  $   1,785  $         1,969  $    3,754
                            =========  =========  =========  ===============  ==========

     We used $37.0 million of proceeds from our debt refinancing and $73.6 million from sale-leaseback proceeds and cash flow from operations to fund the repurchase and redemption transactions.

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

     The indenture governing the notes contains covenants that limit our ability to:

     o    incur additional indebtedness or liens,

     o    incur or repay other indebtedness,

     o    pay dividends or make other distributions,

     o    repurchase equity interests,

     o    consummate asset sales,

     o    enter into transactions with affiliates,

     o merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, and

     o    enter into guarantees of indebtedness.

     Principal Payments. At May 28, 2004, the aggregate minimum annual maturities of long-term debt for the five fiscal years subsequent to May 28, 2004 were as follows, in thousands:

          Fiscal Year:
          2005........................................ $    7,169
          2006........................................      3,802
          2007........................................      4,051
          2008........................................      4,322
          2009........................................     13,122
          Thereafter..................................    456,313
                                                       ----------
                                                       $  488,779
                                                       ==========

8.   Income Taxes

     The provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle consisted of the following, in thousands:

                                           Fiscal Year Ended
                               -------------------------------------------
                               May 28, 2004   May 30, 2003    May 31, 2002
                               ------------   ------------    ------------
     Current:
       Federal................ $     21,020   $     14,683    $      3,042
       State..................        5,704          4,975           1,388
       Foreign................           26            105             (60)
                               ------------   ------------    ------------
                                     26,750         19,763           4,370
     Deferred:
       Federal................      (15,587)        (8,003)          5,868
       State..................       (2,032)        (1,048)            753
       Foreign................        1,084         (1,917)           (190)
                               ------------   ------------    ------------
                                    (16,535)       (10,968)          6,431
                               ------------   ------------    ------------
     Income tax expense, net
        of discontinued
        operations............       10,215          8,795          10,801
     Income tax benefit
        related to
        discontinued
        operations............          952          1,333             496
                               ------------   ------------    ------------
     Income tax expense....... $     11,167   $     10,128    $     11,297
                               ============   ============    ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes and cumulative effect of a change in accounting principle was as follows, in thousands:

                                                     Fiscal Year Ended
                                         ------------------------------------------
                                         May 28, 2004   May 30, 2003   May 31, 2002
                                         ------------   ------------   ------------
Expected tax provision at the federal
   rate of 35%.......................... $      8,720   $      7,781   $      9,565
State income taxes, net of federal tax
   benefit..............................        1,204          1,080          1,330
Goodwill and other non-deductible
   expenses.............................          551            401            678
Tax credits, net of valuation
  adjustment............................         (328)          (780)          (780)
Other, net..............................           68            313              8
                                         ------------   ------------   ------------
                                         $     10,215   $      8,795   $     10,801
                                          ===========   ============   ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were summarized as follows, in thousands:

                                                 May 28, 2004   May 30, 2003
                                                 ------------   ------------
Deferred tax assets:
  Deferred gains and deferred revenue..........  $     25,261   $     14,618
  Self-insurance reserves......................        19,076         14,118
  Compensation payments........................         5,766          5,132
  Tax credits..................................            --          3,317
  Net operating loss carryforwards.............         2,408          2,282
  Property and equipment, basis differences....         3,780          1,118
  Other........................................         7,635          7,663
                                                 ------------   ------------
    Total gross deferred tax assets............        63,926         48,248
      Less valuation allowance.................        (2,408)        (5,336)
                                                 ------------   ------------
    Net deferred tax assets....................        61,518         42,912
                                                 ------------   ------------
Deferred tax liabilities:
  Property and equipment, basis differences....       (25,617)       (20,031)
  Property and equipment, basis differences of
    foreign subsidiaries.......................        (4,449)        (5,059)
  Stock basis of foreign subsidiary............            --         (3,621)
  Goodwill.....................................        (2,142)        (1,500)
  Other........................................          (103)           (29)
                                                 ------------   ------------
    Total gross deferred tax liabilities.......       (32,311)       (30,240)
                                                 ------------   ------------
    Financial statement net deferred tax assets  $     29,207   $     12,672
                                                 ============   ============

     The valuation allowance decreased by $2.9 million due to the utilization of net operating loss carryforwards, for which utilization had previously been uncertain, and due to the sale or our subsidiaries in the United Kingdom. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If we are unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if we recognize taxable income of a suitable nature and in the appropriate periods, the valuation allowance will be reduced through a decrease in tax expense in future periods.

     At May 28, 2004, we had $2.1 million of net operating losses available for carryforward that expire over various dates through fiscal year 2010. Utilization of the net operating losses is subject to an annual limitation. In addition, we have $9.5 million of contingency accruals available for reversal in future periods. These contingency accruals are the result of fresh-start reporting related to our emergence from bankruptcy in March 1993. Such contingency accruals represent reserves equal to the tax benefit of pre-bankruptcy income tax net operating loss carryforwards. The tax benefit was reserved due to uncertainty associated with the their future realization. As realization of these benefits becomes more likely than not, the reserve is reversed from other liabilities and credited to additional paid-in capital. These reserve reversals would be included in comprehensive income.

9.   Benefit Plans

     Stock Purchase and Option Plans. During fiscal year 1997, the Board of Directors adopted and, during fiscal year 1998, the stockholders approved the 1997 Stock Purchase and Option Plan for Key Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the 1997 Plan. The 1997 Plan authorizes grants of stock or stock options covering 5,000,000 shares of our common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights specified in the 1997 Plan.

     During fiscal year 2003, the Board of Directors adopted the 2002 Stock Purchase and Option Plan for Key California Employees of KinderCare Learning Centers, Inc. and Subsidiaries, referred to as the California Stock Plan. The California Stock Plan authorizes 100,000 shares of our common stock as available for grants. The California Stock Plan is substantially similar to the 1997 plan, except for modifications required by California law.

     During fiscal years 2003 and 2002, there were no shares of restricted common stock purchased under the terms of the 1997 Plan. During fiscal year 2004, 73,588 shares were purchased. All of the officers, with the exception of the CEO, have executed term notes in order to purchase restricted stock. The term notes mature from calendar 2005 to 2014 and bear interest at rates ranging from 2.69% to 4.88% per annum, payable semi-annually on June 30 and December 31. At May 28, 2004, the term notes totaled $1.9 million and are reflected as a component of stockholders' equity.

     Grants or awards under the 1997 Plan and the California Plan are made at fair market value as determined by the Board of Directors. Options granted during fiscal years 2004, 2003 and 2002 have exercise prices ranging from $13.53 to $15.44 per share. At May 28, 2004, options outstanding had exercise prices ranging from $9.50 to $15.44. A summary of outstanding options for the 1997 Plan and the California Plan was as follows:

                                                               Weighted
                                                 Number         Average
                                                   of          Exercise
                                                 Shares          Price
                                              ------------   ------------
             Outstanding at June 1, 2001.....    1,772,378   $      10.12
          Granted............................      125,000          13.66
          Canceled...........................      (35,000)         12.14
                                              ------------   ------------
             Outstanding at May 31, 2002.....    1,862,378          10.32
          Granted............................      583,000          14.52
          Canceled...........................     (151,742)         11.77
                                              ------------   ------------
              Outstanding at May 30, 2003....    2,293,636          11.29
          Granted............................      583,470          14.99
          Cancelled..........................      (94,894)         11.75
                                              ------------   ------------
               Outstanding at May 28, 2004...    2,782,212   $      12.06
                                              ============   ============

     The stock options granted were non-qualified options that vest 20% per year over a five-year period. Options outstanding at May 28, 2004, May 30, 2003 and May 31, 2002 had the following characteristics:

                                          May 28, 2004                May 30, 2003                 May 31, 2002
                                    -------------------------   -------------------------   -------------------------
                                                   California                  California                  California
                                      1997 Plan          Plan     1997 Plan          Plan     1997 Plan          Plan
                                    -----------   -----------   -----------   -----------   -----------   -----------
Exercisable options................   1,657,701         2,400     1,460,860         1,000     1,410,464           N/A
Weighted average exercise price.... $     10.39   $     13.76   $      9.89   $     13.61   $      9.75           N/A
Remaining average contractual life,
  in years.........................         5.7           7.4           5.8           8.4           5.8           N/A

     Additional information regarding options outstanding at May 28, 2004 was as follows:

                                        Options Outstanding             Options Exercisable
                                   -----------------------------   -----------------------------
                                      Weighted
                                       Average        Weighted                        Weighted
                   Outstanding       Remaining        Average       Exercisable        Average
   Range of         at May 28,      Contractual       Exercise       at May 28,       Exercise
Exercise Prices        2004        Life in Years       Price            2004           Price
----------------  --------------   -------------   -------------   -------------   -------------
$ 9.50 to $ 9.97       1,218,832             2.8   $        9.51       1,218,832   $        9.51
$10.17 to $11.92         185,850             5.6           11.42         150,680           11.41
$12.21 to $13.61         257,060             6.6           12.75         148,236           12.61
$14.15 to $14.99         725,052             8.3           14.59         133,769           14.55
$15.06 to $15.44         395,418             9.2           15.09           8,584           15.16
                  --------------   -------------   -------------   -------------   -------------
                       2,782,212             5.7   $       12.06       1,660,101   $       10.40
                  ==============   =============   =============   =============   =============

     There were 1,664,356 shares and 93,000 shares available for issuance under the 1997 Plan and the California Plan at May 28, 2004, respectively.

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

     Savings and Investment Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Savings and Investment Plan, referred to as the Savings Plan, effective January 1, 1990 and approved the restatement of the Savings Plan effective July 1, 1998. Effective June 10, 2003, the Board approved the adoption of a new plan document. All employees, other than highly compensated employees, over the age of 21 are eligible to participate in the Savings Plan on entry dates of April 1 and October 1, whichever most closely follows the employee's date of hire. Participants may contribute, in increments of 1%, up to 100% of their pay or dollar amount fixed by law. We match participants' contributions up to 1% of pay for some employees and up to 4% of pay for others. During fiscal years 2004, 2003 and 2002, we contributed $0.4 million, $0.4 million and $0.3 million, respectively, in matching to the Savings Plan.

     Nonqualified Deferred Compensation Plan. The Board of Directors adopted the KinderCare Learning Centers, Inc. Nonqualified Deferred Compensation Plan, effective August 1, 1996 and approved a restatement of the plan effective January 1, 1999. Under the Nonqualified Deferred Compensation Plan, certain highly compensated or key management employees are provided the opportunity to defer receipt and income taxation of such employees' compensation. We have matched participants' contributions up to 1% of compensation on a discretionary basis. During each of fiscal years 2004, 2003 and 2002 we contributed $0.1 million to the Nonqualified Deferred Compensation Plan.

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

10.  Disclosures About Fair Value of Financial Instruments

     Fair value estimates, methods and assumptions are set forth below for our financial instruments at May 28, 2004 and May 30, 2003.

     Cash and cash equivalents, receivables, investments and current liabilities. Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at May 28, 2004 and May 30, 2003 because of the short-term maturity of these instruments. Our minority investments, accounted for under the cost method, are recorded at cost or net realizable value, which approximate fair value.

     Long-term debt. The estimated fair value of our 9.5% senior subordinated notes was $182.1 million and $293.1 million at May 28, 2004 and May 30, 2003, respectively. The carrying values for our remaining long-term debt of $309.4 and $165.1 million at May 28, 2004 and May 30, 2003, respectively, approximated market value based on current rates.

11.  Commitments and Contingencies

     We conduct a portion of our operations from leased or subleased day care centers. At May 28, 2004, we leased 508 operating centers under various lease agreements that average twenty year terms. Most leases contain standard renewal clauses. A majority of the leases contain standard covenants and restrictions, all of which we were substantially in compliance with at May 28, 2004. A majority of the leases are classified as operating leases for financial reporting purposes. We have 15 center leases that were classified as capital leases, as well as certain equipment capital leases.

     During the fourth quarter of fiscal year 2002, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases. We will continue to manage the operations of any centers that are sold in such transactions. The sales are summarized as follows, with dollars in thousands:

                                                     Fiscal Year Ended
                                         ------------------------------------------
                                         May 28, 2004   May 30, 2003   May 31, 2002
                                         ------------   ------------   ------------
     Number of centers.................            41             41              5
     Net proceeds from completed
       sales...........................  $     89,034   $     89,558   $      9,259
     Deferred gains....................        28,348         32,507          2,599

     The deferred gains are amortized on a straight-line basis typically over a period of 15 years.

     Each vehicle in our fleet is leased pursuant to the terms of a 12-month non-cancelable master lease which may be renewed on a month-to-month basis after the initial 12-month lease period. Payments under the vehicle leases vary with the number, type, model and age of the vehicles leased. The vehicle leases require that we guarantee specified residual values upon cancellation. At May 28, 2004, our residual guarantee was $8.3 million. In most cases, we expect that substantially all of the leases will be renewed or replaced by other leases as part of the normal course of business. All such leases are classified as operating leases. Expenses incurred in connection with the fleet vehicle leases were $8.8 million, $9.2 million and $9.8 million for fiscal 2004, 2003 and 2002, respectively.

     Following is a schedule of future minimum lease payments under capital and operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at May 28, 2004, in thousands:

                                             Capitalized   Operating
                                               Leases       Leases
                                             -----------   ---------
     Fiscal Year:
     2005..................................  $     2,258   $  51,071
     2006..................................        2,279      47,787
     2007..................................        2,396      43,861
     2008..................................        2,415      40,295
     2009..................................        2,481      36,121
     Subsequent years......................       15,740     268,045
                                             -----------   ---------
                                                  27,569     487,180
                                                           =========
     Less amounts representing interest....       12,404
                                             -----------
        Present value of minimum
          capitalized lease payments at
            May 28, 2004...................  $    15,165
                                             ===========

     In July 2003 we completed a refinancing of a portion of our debt, which included terminating the $97.9 million synthetic lease facility. See "Note 7. Long-Term Debt."

     The present value of the future minimum lease payments for leases classified as capital leases were as follows, in thousands:

                                                May 28, 2004   May 30, 2003
                                                ------------   ------------
Present value of minimum capitalized lease
   payments...................................  $     15,165   $     15,896
Less current portion of capitalized lease
   obligations................................           528            769
                                                ------------   ------------
     Long-term capitalized lease obligations..  $     14,637   $     15,127
                                                ============   ============

     The net book value of property and equipment recorded under capital leases was as follows, in thousands:

                                                May 28, 2004   May 30, 2003
                                                ------------   ------------
Buildings under capital leases................  $     16,595   $     16,595
Equipment under capital leases................         4,945          5,203
                                                ------------   ------------
                                                      21,540         21,798
Accumulated depreciation......................       (10,425)        (8,801)
                                                ------------   ------------
    Net book value of property and equipment
       under capital leases...................  $     11,115   $     12,997
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

12.  Quarterly Results (Unaudited)

     A summary of results of operations for fiscal 2004 and fiscal 2003 was as follows, in thousands, except per share data. The first quarter of each fiscal year included 16 weeks and the second, third and fourth quarters each included 12 weeks. The quarterly results for the first three quarters of fiscal 2004 and each of the four quarters of fiscal 2003 were restated to exclude the operating results of 69 centers closed since fiscal 2002. The operating results for these centers were classified as discontinued operations.

                                         First         Second         Third        Fourth
                                        Quarter        Quarter       Quarter     Quarter (a)
                                      ------------  ------------   ------------  ------------
Fiscal Year ended May 28, 2004
    Revenues, net...................  $    257,624  $    194,878   $    193,469  $    209,962
    Operating income................        12,500        18,260         19,604        21,626
    Net income (loss)...............        (3,013)        4,338          5,065         8,310
    Net income (loss) per share:
      Basic net income (loss) per
        share.......................  $      (0.15) $       0.22   $       0.26  $       0.42
      Diluted net income (loss) per
        share.......................         (0.15)         0.22           0.26          0.42

Fiscal Year ended May 30, 2003
    Revenues, net...................  $    250,202  $    192,624   $    189,300  $    202,529
    Operating income................        14,283        16,158         19,338        23,107
    Net income......................           457         4,300          5,298         3,360
    Net income per share:
      Basic net income per share.....   $     0.02  $       0.22   $       0.27  $       0.17
      Diluted net income per share...         0.02          0.22           0.27          0.17

     (a) Net income during the fourth quarter of fiscal 2003 included a loss on minority investment of $4.0 million, net of taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
KinderCare Learning Centers, Inc.


We have audited the accompanying consolidated balance sheets of KinderCare Learning Centers, Inc. and subsidiaries as of May 28, 2004 and May 30, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years ended May 28, 2004, May 30, 2003 and May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KinderCare Learning Centers, Inc. and subsidiaries as of May 28, 2004 and May 30, 2003, and the results of their operations and their cash flows for each of the years ended May 28, 2004, May 30, 2003 and May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective June 1, 2002.


DELOITTE & TOUCHE LLP

Portland, Oregon
August 11, 2004

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

     Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during our fiscal year ended May 28, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In 1999 we adopted a Code of Business Conduct, referred to as the Code, designed to assure the ethical conduct of our officers and employees. We recently adopted minor amendments to our Code to conform to Securities and Exchange Commission ("SEC") requirements. Our Code applies to our officers and employees companywide, including our senior financial officers. There have been no waivers of our Code granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or similar persons. A copy of our Code is filed as exhibit 14(a) to this report.

     Information regarding directors appearing under the caption "Election of Directors" and "Board of Directors Meetings, Committees and Compensation" in our Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference.

     Information regarding executive officers is included in Part I of this report, see "Item 4(a), Executive Officers of the Registrant."

     Information required by Item 405 of Regulation S-K appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement is hereby incorporated by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions "Board of Directors Meetings, Committees and Compensation" and under "Executive Compensation" in our 2004 Proxy Statement is hereby incorporated by reference. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," for information concerning our equity compensation plans.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2004 Proxy Statement is hereby incorporated by reference. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," for information concerning our equity compensation plans.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Certain Relationships and Related Transactions," in our 2004 Proxy Statement is hereby incorporated by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Deloitte & Touche LLP, an independent registerd public accounting firm, audited our financial statements for the fiscal years ended May 28, 2004 and May 30, 2003. The chart below sets forth the total amount billed to us by Deloitte & Touche for services performed in fiscal years 2004 and 2003 and breaks down these amounts by the category of service:

                                                  May 28, 2004    May 30, 2003
                                                 -------------   -------------
Audit fees.....................................  $   1,076,090   $     320,920
Audit-related fees.............................         60,610          84,750
Tax fees.......................................        410,378          71,640
All other fees.................................         26,273         266,375
                                                 -------------   -------------
     Total.....................................  $   1,573,351   $     743,685
                                                 =============   =============

     Audit fees are fees billed for the audit of our fiscal year 2004 and 2003 annual financial statements and review of our quarterly financial statements. In fiscal year 2004, audit fees also included services rendered in connection with the pending IDS Transactions.

     For fiscal year 2004, audit-related fees included employee benefit plan audits and Sarbanes-Oxley Section 404 advisory services. For fiscal year 2003, audit related fees were primarily for employee benefit plan audits and consultation concerning financial accounting and reporting standards.

     Tax fees in fiscal years 2004 and 2003 related to services for tax compliance and tax planning and advice.

     Other fees paid in fiscal years 2004 and 2003 consisted of permitted non-audit services, which in fiscal years 2004 and 2003 consisted primarily of consulting services for real estate projects.

     The audit committee approves all audit, audit-related services, tax services and other services provided by Deloitte & Touche LLP. Any services provided by Deloitte & Touche LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. The audit committee has determined that the services Deloitte & Touche LLP provided do not impair its independence from us.

                                     PART IV

               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following is an index of the financial statements, schedules and exhibits included in this report or incorporated herein by reference:

(a)(1)  Financial Statements:
                                                                          Page
        Consolidated balance sheets at May 28, 2004 and May 30, 2003....   43
        Consolidated statements of operations for the fiscal years
          ended May 28, 2004, May 30, 2003 and May 31, 2002.............   44
        Consolidated statements of stockholders' equity and
          comprehensive income for the fiscal years ended
          May 28, 2004, May 30, 2003 and May 31, 2002...................   45
        Consolidated statements of cash flows for the fiscal year ended
          May 28, 2004, May 30, 2003 and May 31, 2002...................   46
        Notes to consolidated financial statements......................47-65
        Report of independent registered public accounting firm.........   66

(a)(2)  Schedules to Financial Statements:  None.

(a)(3) Exhibits: The following exhibits are filed with this report or incorporated herein by reference:

Exhibit     Description of
Number      Exhibits
--------    -----------------------

  2(a) Stockholders' Agreement between KinderCare and the stockholders parties thereto (incorporated by reference from Exhibit 2.3 of our Registration Statement on Form S-4, filed March 11, 1997, File No. 333-23127).

  3(a) Amended and Restated Certificate of Incorporation of KinderCare (incorporated by reference from Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

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

  10(a) Revolving Credit Agreement dated July 1, 2003 among KinderCare, the several lenders from time to time parties thereto (referred to as Lenders), and Citicorp North America, Inc. as Administrative Agent for the lenders (incorporated by reference from Exhibit 10(a) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(b) Guarantee dated July 1, 2003 among certain subsidiaries of KinderCare and Citicorp North America, Inc. (incorporated by reference from Exhibit 10(b) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(c) Pledge Agreement dated July 1, 2003 among KinderCare, certain subsidiaries of KinderCare and Citicorp North America, Inc. (incorporated by reference from Exhibit 10(c) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(d) Security Agreement dated July 1, 2003 among KinderCare, certain subsidiaries of KinderCare and Citicorp North America, Inc. (incorporated by reference from Exhibit 10(d) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(e) Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated July 1, 2003 from KinderCare and certain subsidiaries of KinderCare to Citicorp North America, Inc. (incorporated by reference from Exhibit 10(e) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

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

Exhibit     Description of
Number      Exhibits
--------    -----------------------

  10(j)* 2002 Stock Purchase and Option Plan for Key California Employees (incorporated by reference from Exhibit 10(j) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

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

  10(n)* Form of Term Note (incorporated by reference from Exhibit 10(n) of our Annual Report on Form 10-K for the fiscal year ended May 30,
            2003).

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

  10(v)* Amendment No. 1 to Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 4.4 of our Registration Statement on For S-8, filed February 21, 2003, File No. 333-103383).

  10(w)* Amendment No. 2 to Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarterly period ended December 12,
            2003).

  10(x)*    Amendment No. 3 to Nonqualified Deferred Compensation Plan.

  10(y) Loan Agreement dated July 1, 2003 between KC Propco, LLC and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference from
            Exhibit 10(w) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(z) First Amendment to Loan Agreement dated August 1, 2003 between KC Propco, LLC and Morgan Stanley Capital, Inc. (incorporated by reference from Exhibit 10(x) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(aa) Management Agreement dated July 1, 2003 between KC Opco, LLC and KinderCare (incorporated by reference from Exhibit 10(y) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

  10(bb) Lease Agreement dated July 1, 2003 between KC Propco, LLC and KC Opco, LLC (incorporated by reference from Exhibit 10(aa) of our Annual Report on Form 10-K for the fiscal year ended May 30, 2003).

Exhibit     Description of
Number      Exhibits
--------    -----------------------

  10(cc)*   Form of letter regarding the Fiscal Year 2005 Management Bonus Plan.

  14(a)     Code of Business Conduct.

  21        Subsidiaries of KinderCare.

  23 Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

  31(a)     Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31(b)     Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32(a)     Section 1350 Certification of Chief Executive Officer.

  32(b)     Section 1350 Certification of Chief Financial Officer.

  *         Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K: Filed April 15, 2004 for third quarter earnings released April 14, 2004.

(c) Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2004:


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