Form 10-Q
period 2004-09-17
KINDERCARE LEARNING CENTERS INC /DE
filed 2004-10-27
CIK 832812

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

                For the quarterly period ended September 17, 2004

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

     The number of shares of the registrant's common stock, $.01 par value per share, outstanding at October 22, 2004 was 19,721,646.

================================================================================

               KinderCare Learning Centers, Inc. and Subsidiaries

                                      Index

Part I.  Financial Information................................................ 2

         Item 1.  Financial statements and supplementary data:

                  Consolidated balance sheets at September 17, 2004
                    and May 28, 2004 (unaudited).............................. 2

                  Consolidated statements of operations for the
                    sixteen weeks ended September 17, 2004 and
                    September 19, 2003 (unaudited)............................ 3

                  Consolidated statements of stockholders' equity
                    and comprehensive income for the sixteen weeks
                    ended September 17, 2004 and the fiscal year
                    ended May 28, 2004 (unaudited)............................ 4

                  Consolidated statements of cash flows for the
                    sixteen weeks ended September 17, 2004 and
                    September 19, 2003 (unaudited)............................ 5

                  Notes to unaudited consolidated financial statements........ 6

         Item 2.  Management's discussion and analysis of financial condition and results of operations.......................11

         Item 3.  Quantitative and qualitative disclosures about market risk..24

         Item 4.  Controls and procedures.....................................25

Part II. Other Information....................................................26

         Item 4.  Submission of matters to a vote of security holders.........26

         Item 6.  Exhibits and reports on Form 8-K............................26

Signatures....................................................................27

                                     PART I.

               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               KinderCare Learning Centers, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                          September 17,        May 28,
                                                                  2004           2004
                                                          ------------   ------------
Assets
Current assets:
   Cash and cash equivalents...........................   $     69,975   $     58,898
   Receivables, net....................................         32,410         28,727
   Prepaid expenses and supplies.......................          8,984          7,357
   Deferred income taxes...............................         15,534         14,132
   Assets held for sale................................          2,957          5,826
                                                          ------------   ------------
       Total current assets............................        129,860        114,940

 Property and equipment, net...........................        678,574        692,162
 Deferred income taxes.................................         15,414         15,075
 Goodwill..............................................         42,565         42,565
 Deferred financing costs..............................         17,476         18,673
 Other assets..........................................         21,949         21,079
                                                          ------------   ------------
                                                          $    905,838   $    904,494
                                                          ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts.....................................   $      5,480   $      6,042
   Accounts payable....................................          9,422          8,840
   Current portion of long-term debt...................          7,240          7,169
   Accrued expenses and other liabilities..............        113,958        124,261
                                                          ------------   ------------
       Total current liabilities.......................        136,100        146,312
 Long-term debt........................................        480,376        481,610
 Noncurrent self-insurance liabilities.................         34,930         33,046
 Deferred income taxes.................................            263             --
 Other noncurrent liabilities..........................         97,220         93,664
                                                          ------------   ------------
       Total liabilities...............................        748,889        754,632
                                                          ------------   ------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000
       shares; none outstanding........................             --             --
   Common stock, $.01 par value; authorized 100,000
       shares; issued and outstanding 19,722...........            197            197
   Additional paid-in capital..........................         26,800         26,800
   Notes receivable from stockholders..................         (1,865)        (1,933)
   Retained earnings...................................        132,092        124,997
   Accumulated other comprehensive loss................           (275)          (199)
                                                          ------------   ------------
       Total stockholders' equity......................        156,949        149,862
                                                          ------------   ------------
                                                          $    905,838   $    904,494
                                                          ============   ============


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              Sixteen Weeks Ended
                                                          ---------------------------
                                                          September 17,  September 19,
                                                                  2004           2003
                                                          ------------   ------------
Revenues, net..........................................   $    266,379   $    255,707
                                                          ------------   ------------
Operating expenses:
  Salaries, wages and benefits.........................        148,808        143,689
  Depreciation and amortization........................         17,765         18,230
  Rent.................................................         17,638         16,585
  Provision for doubtful accounts......................          2,623          1,800
  Other................................................         59,601         62,690
                                                          ------------   ------------
      Total operating expenses.........................        246,435        242,994
                                                          ------------   ------------
    Operating income...................................         19,944         12,713
Investment income......................................            159             72
Interest expense.......................................        (11,032)       (12,963)
Gain on minority investment............................          2,052             --
Dividend income........................................            667             --
Loss on the early extinguishment of debt...............             --         (3,669)
                                                          ------------   ------------
  Income (loss) before income taxes and
    discontinued operations............................         11,790         (3,847)
Income tax (expense) benefit...........................         (4,827)         1,522
                                                          ------------   ------------
  Income (loss) before discontinued operations.........          6,963         (2,325)

Discontinued operations, net of income taxes of
  $92 and $451, respectively...........................            132           (688)
                                                          ------------   ------------
    Net income (loss)..................................   $      7,095   $     (3,013)
                                                          ============   ============

Basic net income (loss) per share:
  Income (loss) before discontinuedoperations..........   $       0.35   $      (0.12)
  Discontinued operations, net.........................           0.01          (0.03)
                                                          ------------   ------------
    Net income (loss)..................................   $       0.36   $      (0.15)
                                                          ============   ============
Diluted net income (loss) per share:
  Income (loss) before discontinued operations.........   $       0.34   $      (0.12)
  Discontinued operations, net.........................           0.01          (0.03)
                                                          ------------   ------------
    Net income (loss) .................................   $       0.35   $      (0.15)
                                                          ============   ============

Weighted average common shares outstanding:
    Basic..............................................         19,722         19,684
    Diluted............................................         20,076         19,684


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                               Notes                    Accumulated
                                              Common Stock     Additional    Receivable                          Other
                                           ------------------     Paid-In          from        Retained  Comprehensive
                                             Shares    Amount     Capital  Stockholders        Earnings  Income (Loss)       Total
                                           --------  --------  ----------  ------------  --------------  -------------  ----------
Balance at May 30, 2003...................   19,661  $    197  $   25,909  $     (1,085) $      110,297  $       (159)  $  135,159
Comprehensive income:
  Net income..............................       --        --          --            --          14,700            --       14,700
  Cumulative translation adjustment.......       --        --          --            --              --           159          159
  Mark-to-market adjustment on interest
    rate cap  agreement...................       --        --          --            --              --          (199)        (199)
                                                                                                                        ----------
      Total comprehensive income..........                                                                                  14,660
Issuance of common stock..................       74        --       1,089            --              --            --        1,089
Repurchase of common stock................      (13)       --        (198)           --              --            --         (198)
Issuance of stockholders' notes
  receivable..............................       --        --          --        (1,004)             --            --       (1,004)
Proceeds from collection of stockholders'
  notes receivable........................       --        --          --           156              --            --          156
                                           --------  --------  ----------  ------------  --------------  -------------  ----------
    Balance at May 28, 2004...............   19,722       197      26,800        (1,933)        124,997           (199)    149,862
Comprehensive income:
  Net income..............................       --        --          --            --           7,095             --       7,095
  Mark-to-market adjustment on interest
    rate cap agreement, net of tax........       --        --          --            --              --            (76)        (76)
                                                                                                                        ----------
      Total comprehensive income..........                                                                                   7,019
Proceeds from collection of stockholders'
  notes receivable........................       --        --          --            68              --             --          68
                                           --------  --------  ----------  ------------  --------------  -------------  ----------
    Balance at September 17, 2004.........   19,722  $    197  $   26,800  $     (1,865) $      132,092  $        (275) $  156,949
                                           ========  ========  ==========  ============  ==============  =============  ==========


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Sixteen Weeks Ended
                                                          ---------------------------
                                                          September 17,  September 19,
                                                                  2004           2003
                                                          ------------   ------------
Cash flows from operations:
  Net income (loss).....................................  $      7,095   $     (3,013)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation......................................        17,620         18,890
      Amortization of deferred gain on sale-leasebacks..        (1,668)          (873)
      Amortization of deferred financing costs..........         1,217          4,040
      Provision for doubtful accounts...................         2,686          1,901
      Gain on minority investment.......................        (2,052)            --
      Gain on sales and disposals of property and
        equipment.......................................          (685)           (50)
      Deferred tax (benefit) expense....................        (1,478)         1,848
      Changes in operating assets and liabilities:
        Increase in receivables.........................        (6,368)        (5,609)
        Increase in prepaid expenses and supplies.......        (1,627)          (654)
        Decrease (increase) in other assets.............           787         (1,586)
        Decrease in accounts payable, accrued
          expenses and other current and noncurrent
          liabilities...................................        (9,439)        (8,019)
      Other, net........................................           (76)           (30)
                                                          ------------   ------------
    Net cash provided by operating activities...........         6,012          6,845
                                                          ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment...................       (13,659)       (16,478)
  Purchases of property and equipment previously
    included in  the synthetic lease facility...........            --        (97,851)
  Proceeds from sales of property and equipment.........        18,572         16,290
  Increase in restricted cash...........................          (716)        (2,897)
  Proceeds from (issuance of) notes receivable..........         2,673           (759)
                                                          ------------   ------------
    Net cash provided by (used in) investing activities.         6,870       (101,695)
                                                          ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings....................            --        327,000
  Payments on long-term borrowings......................        (1,163)      (213,681)
  Deferred financing costs related to refinanced debt...            --        (16,890)
  Payments on capital leases............................          (148)          (241)
  Proceeds from issuance of common stock................            --             76
  Proceeds from stockholders' notes receivable..........            68            145
  Repurchase of common stock............................            --           (198)
  Bank overdrafts.......................................          (562)          (566)
                                                          ------------   ------------
    Net cash (used in) provided by financing activities.        (1,805)        95,645
                                                          ------------   ------------
      Increase in cash and cash equivalents.............        11,077            795
  Cash and cash equivalents at the beginning
    of the period.......................................        58,898         18,066
                                                          ------------   ------------
  Cash and cash equivalents at the end of the period....  $     69,975   $     18,861
                                                          ============   ============
  Supplemental cash flow information:
      Interest paid.....................................  $     12,751   $     16,612
      Income taxes paid, net............................         6,312          1,927

  Non-cash financial activities:
    Issuance of notes receivable to stockholders........  $         --   $        714


See accompanying notes to unaudited consolidated financial statements.

               KinderCare Learning Centers, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Nature of Business

     KinderCare Learning Centers, Inc., referred to as KinderCare, is the leading for-profit provider of early childhood education and care in the United States. At September 17, 2004, we served approximately 115,000 children and their families at 1,228 child care centers. At our child care centers, education and care services are provided to infants and children up to twelve years of age. However, the majority of the children we serve are from six weeks to five years old. The total licensed capacity at our centers was approximately 164,000 at September 17, 2004.

     We operate early childhood education and care centers under two brands as follows:

     o KinderCare - At September 17, 2004, we operated 1,158 KinderCare centers. The brand was established in 1969 and operates centers in 39 states.

     o Mulberry - We operated 70 Mulberry centers at September 17, 2004, which are located primarily in the northeast region of the United States and southern California.

     We also partner with companies to provide on- or near-site care to help employers attract and retain employees. Included in the 1,228 centers at September 17, 2004 were 44 KinderCare at Work Centers. Additionally, we had eleven service contracts to operate before- and after-school programs. In addition to our center-based child care operations, we own and operate a distance learning company serving teenagers and young adults. Our subsidiary, KC Distance Learning, Inc., offers an accredited high school program delivered in either online or correspondence format. We have made a minority investment in Voyager Expanded Learning, Inc., a developer of educational curricula for elementary and middle schools and a provider of a public school teacher retraining program.

     Fiscal Year. References to fiscal year 2005 and fiscal year 2004 are to the 53 weeks ended June 3, 2005, and to the 52 weeks ended May 28, 2004. Our fiscal year ends on the Friday closest to May 31. The first quarter is comprised of 16 weeks and ended on September 17, 2004 in fiscal year 2005 and September 19, 2003 in fiscal year 2004. The second, third and fourth quarters are each comprised of 12 weeks.

2.   Summary of Significant Accounting Policies

     Basis of Presentation. The unaudited consolidated financial statements include the financial statements of KinderCare and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements reflect the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at September 17, 2004 and our results of operations and cash flows for the sixteen weeks ended September 17, 2004 and September 19, 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year because of seasonal and short-term variances and other factors such as the timing of new center openings and center closures. The unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004.

     Restricted Cash. At September 17, 2004 and May 28, 2004 restricted cash of $2.2 million and $1.4 million, respectively, was included in other assets in our unaudited consolidated balance sheets. The restricted cash related primarily to capital expenditure requirements under our $300.0 million mortgage loan.

     Property and Equipment, net. Our $300.0 million mortgage loan is secured by first mortgages or deeds of trust on 475 of our owned centers. In addition, we mortgaged another 119 of our owned centers to secure the debt under our revolving credit facility. At September 17, 2004 and May 28, 2004, the net book value of $388.2 million and $392.6 million, respectively, for these 594 centers was included in property and equipment in our unaudited consolidated balance sheets.

     Revenue Recognition. The recognition of our net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement, the rendering of childcare services, an age specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. We receive fees for reservation, registration, education and other services. Other revenue is primarily comprised of supplemental fees from tutoring programs and field trips. Tuition, fees and other income are recognized as the related services are provided. Payments for these types of services may be received in advance of services being rendered, in which case the revenue is deferred and recognized during the appropriate time period, typically a week. Our non-refundable registration and education fees are amortized over the average enrollment period, not to exceed twelve months.

     Comprehensive Income (Loss). Comprehensive income (loss) included the following, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Net income (loss)......................  $      7,095   $     (3,013)
     Mark-to-market adjustment on interest
       rate cap agreement, net of tax.......           (76)            --
     Cumulative translation adjustment......            --            (30)
                                              ------------   ------------
       Comprehensive income (loss)..........  $      7,019   $     (3,043)
                                              ============   ============

     We determined that our interest rate cap agreement, which was purchased in connection with our mortgage loan in July 2003, is a cash flow hedge, which is a derivative that is based on future cash flows attributed to a particular risk, such a interest rate changes on variable rate debt. During the first quarter of fiscal year 2005, a mark-to-market adjustment of $0.3 million was recorded, which reduced the value of the interest rate cap agreement and resulted in a comprehensive loss of $0.1 million, net of tax. Due to the sale of our subsidiary in the United Kingdom in the fourth quarter of our fiscal year 2004 we no longer record a cumulative translation adjustment.

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

     Had compensation expense for our stock option plans been determined based on the estimated weighted average fair value of the options at the date of grant in accordance with SFAS No. 123, our net income and basic and diluted net income per share would have been as follows, in thousands, except per share data:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Reported net income (loss)............   $      7,095   $     (3,013)
     Compensation costs for stock option
       plans, net of taxes.................           (301)          (290)
                                              ------------   ------------
         Pro forma net income (loss).......   $      6,794   $     (3,303)
                                              ============   ============
     Pro forma basic net income (loss)
       per share:
       Reported basic net income (loss)
         per share.........................   $       0.36   $      (0.15)
       Compensation costs for stock option
         plans, net of taxes...............          (0.02)         (0.02)
                                              ------------   ------------
           Pro forma basic net income
             (loss) per share..............   $       0.34   $      (0.17)
                                              ============   ============
     Pro forma diluted net income (loss)
       per share:
       Reported diluted net income (loss)
         per share.........................   $       0.35   $      (0.15)
       Compensation costs for stock option
         plans, net of taxes...............          (0.02)         (0.02)
                                              ------------   ------------
           Pro forma diluted net income
             (loss) per share..............   $       0.33   $      (0.17)
                                              ============   ============

     A summary of the weighted average fair values was as follows:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Weighted average fair value of
       options granted during the period,
       using the Black-Scholes option
       pricing model.......................   $         --   $       8.43
     Assumptions used to estimate the
       present value of options at the
       grant date:
         Volatility........................             --          48.2%
         Risk-free rate of return..........             --           3.7%
         Dividend yield....................             --           0.0%
         Number of years to exercise
           options.........................             --             7

There were no options granted during the first quarter of fiscal year 2005.

     Discontinued Operations. Discontinued operations included the operating results for centers closed since fiscal year 2002. A summary of discontinued operations was as follows, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Revenues, net.........................   $        293   $      5,596
     Operating expenses....................             69          6,735
                                              ------------   ------------
       Operating income (loss).............            224         (1,139)
     Income tax (expense) benefit..........            (92)           451
                                              ------------   ------------
       Discontinued operations,
         net of tax........................   $        132   $       (688)
                                              ============   ============

     Operating expenses related to discontinued operations included the following, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Impairment recoveries.................   $        391   $         --
     Gain on closed center sales...........            673             --

     During the sixteen weeks ended September 17, 2004, $0.4 million of impairment charges recognized during fiscal year 2004 for closed centers were recovered as a result of higher than expected proceeds on the sale of three centers that had been held for sale. Of the center closures since fiscal year 2002, ten were held for sale at September 17, 2004 and 16 were held for sale at May 28, 2004. As a result, $3.0 million and $5.7 million of property and equipment was classified as current in the unaudited consolidated balance sheets at September 17, 2004 and May 28, 2004, respectively. During the first quarter of fiscal year 2005, six centers previously classified as held for sale were sold.

     Net Income (Loss) per Share. The difference between basic and diluted net income (loss) per share was a result of the dilutive effect of options, which are considered potential common shares. A summary of the weighted average common shares was as follows, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Basic weighted average common
       shares outstanding..................         19,722         19,684
     Dilutive effect of options............            354             --
                                              ------------   ------------
     Diluted weighted average common
       shares outstanding..................         20,076         19,684
                                              ============   ============
     Shares excluded from potential shares
       due to their anti-dilutive effect...          1,182          2,671
                                              ============   ============

     There was no dilutive effect of stock options in the first quarter of fiscal year 2004 due to the recognition of a net loss.

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

     Reclassifications. As a result of the center closures since fiscal year 2002, we have conformed amounts previously reported in our Report on Form 10-Q for the quarterly period ended September 19, 2003 to reflect the results of operations for these centers as discontinued operations. Certain other prior period amounts have also been reclassified to conform to the current period's presentation.

3.   Property and Equipment

     Property and equipment consisted of the following, with dollars in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Land..................................   $    160,678   $    161,575
     Buildings and leasehold improvements..        635,687        636,104
     Equipment.............................        199,212        196,146
     Construction in progress..............          8,550         13,173
                                              ------------   ------------
                                                 1,004,127      1,006,998
     Accumulated depreciation and
       amortization........................       (325,553)      (314,837)
                                              ------------   ------------
                                              $    678,574   $    692,161
                                              ============   ============

4.   Commitments and Contingencies

     We are presently, and are from time to time, subject to claims and litigation arising in the ordinary course of business. We believe that none of the claims or litigation of which we are aware will materially affect our consolidated financial statements, although assurance cannot be given with respect to the ultimate outcome of any such actions.

5.   Registration Statements

     In April 2004, we filed registration statements with the Securities and Exchange Commission for a proposed initial public offering of Income Deposit Securities ("IDSs"), a separate proposed offering of senior subordinated notes and a proposed recapitalization pursuant to which our existing stockholders would receive in exchange for their common stock, cash and either IDSs or shares of new class B common stock. The proposed offerings and recapitalization are referred to as "the IDS Transactions." An IDS is a unit containing one share of new class A common stock of KinderCare and a fixed principal amount of senior subordinated notes of KinderCare. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. The completion of the proposed offerings and recapitalization is subject to a number of conditions, including the approval of the recapitalization by the holders of a majority of our outstanding existing common stock. We plan to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the cash to be paid to holders of our existing common stock in the proposed recapitalization. The registration statements are currently under review by the Securities and Exchange Commission. There is no guarantee that the IDS Transactions will be consummated in whole or in part, and we may elect at any time and for any reason not to proceed with the IDS Transactions or to change any of the proposed terms of the IDS Transactions. As of September 17, 2004, we had capitalized $2.7 million in costs associated with the IDS Transactions.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes presented elsewhere in this report. We utilize a financial reporting schedule comprised of 13 four-week periods and our fiscal year ends on the Friday closest to May 31. The information presented refers to the 16 weeks ended September 17, 2004 as "the first quarter of fiscal year 2005" and the 16 weeks ended September 19, 2003 as "the first quarter of fiscal year 2004." Our first fiscal quarter is comprised of 16 weeks, while the remaining quarters are each comprised of 12 weeks.

Overview

     We are the nation's leading for-profit provider of early childhood education and care. We provide services to infants and children up to 12 years of age, with a majority of the children from the ages of six weeks to five years old. We are the largest for-profit provider in the United States in terms of the number of centers and licensed capacity. At September 17, 2004, licensed capacity at our centers was approximately 164,000 and we served approximately 115,000 children and their families at 1,228 child care centers. We distinguish ourselves by providing high quality educational programs, a professional, well-trained staff and clean, safe and attractive facilities. We focus on the development of the whole child: physically, socially, emotionally, cognitively and linguistically. In addition to our primary business of center-based child care, we also own and operate a distance learning company serving teenagers and young adults through our subsidiary, KC Distance Learning.

     This report will be available on our website, kindercare.com, as soon as practicable after filing with the Securities and Exchange Commission. The information on our website is not incorporated by reference in this report.

Net Revenues

     We derive our net revenues primarily from the tuition we charge for attendance by children at our centers. Our tuition rates and net revenues can be significantly impacted by enrollment levels and factors affecting the enrollment mix at our centers. These factors include (i) enrollment levels by geographic location because we can command higher tuition rates in certain geographic areas; (ii) the age mix of children enrolled because our tuition rates depend on the age of the child and are generally higher for younger children; (iii) the mix between full- and part-time attendance because we charge a premium rate for part-time enrollment and (iv) the level of participation in discount programs. Recently, net revenue growth has primarily resulted from increased tuition charges and expanded programs at existing centers and to a lesser extent due to the addition of new centers through internal development and acquisitions.

     Tuition charges from our child care centers represent the majority of our net revenues. We collect tuition on a weekly basis, in advance. The majority of our tuition is paid by individual families. Approximately 20% of our net revenue is paid at varying levels of subsidy by government agencies. In our employer-sponsored centers, tuition may be partly subsidized by the employers. We provide certain discounts to families, government agencies and employees. These include discounts with respect to government agency reimbursed rates, staff discounts, family discounts for multiple enrollments, marketing discounts for referrals or trial periods and employer-based discounts.

     Over the past several years, we have pursued a strategy of increasing our net revenues through enhanced center yield management. We have done so by balancing an increase in tuition rates and a gradual decline in occupancy at our centers. In addition, we have expanded our fee-based service offerings, which include tutorial programs in the areas of literacy, reading, foreign language and mathematics. Revenues from our fee-based offerings were $2.2 million and $1.5 million in the first quarters of fiscal year 2005 and 2004, respectively. Our comparable center net revenues grew moderately from fiscal year 2001 to fiscal year 2003 and were relatively flat during fiscal year 2004. During the first quarters of fiscal year 2005 and 2004 our comparable center net revenue grew 2.6% and 0.3%, respectively. A center is included in comparable center net revenues when it has been open and operated by us for at least one year. Therefore, a center is considered comparable during the first four-week period it has prior year net revenues. Non-comparable net revenues include those generated from centers that have been closed and from our distance learning services.

     We determine tuition rates based upon a number of factors, including the age of the child, full- or part-time attendance, enrollment levels, location and competition. Tuition rates are typically adjusted company-wide each year to coincide with the back-to-school period. However, we may adjust individual classroom rates within a specific center at any time based on competitive position, occupancy levels and demand. In order to maximize enrollment, center directors may also adjust the rates at their center or offer discounts at their discretion, within limits. These rate discounts and adjustments are closely monitored by our field and corporate management. Our focus on pricing at the classroom level within our centers has enabled us to improve comparable center net revenue growth without losing occupancy in centers where the quality of our services, demand and other market conditions support such increases. We believe that our reputation, brand awareness, educational offerings and focus on developing centers in growing and comparatively more affluent regions of the United States are some of the primary reasons we have been able to command premium tuition rates.

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

     The average weekly tuition rate has risen primarily due to the annual tuition rate increases we have instituted as well as the classroom specific tiered rates we have implemented. Although we have increased rates, in most cases our families experience lower tuition charges over time. This is due to the fact that within a specific center, the highest pricing levels exist in the infant program, as a result of the higher care requirements of younger children, and the lowest pricing is charged in our school-age offerings. The average weekly tuition rate is also impacted by shifts in enrollment within various geographic markets, enrollment mix between age segments, enrollment mix between full- and part-time attendance, participation levels within discount programs and the opening of new centers in markets that support rates at levels higher than our company average. The average tuition rate is also affected by regional concentrations, which may represent markets with significantly different tuition levels.

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

     In addition to our tuition charges, we record revenues from fees and other income. We charge a reservation fee, typically at half of the normal tuition charge, for any full week that an enrolled child is absent from our centers. We also collect registration fees and fees to cover educational supplies at the time of enrollment and annually thereafter. We offer tutorial programs on a supplemental fee basis in the majority of our centers in the areas of literacy and reading, foreign language and mathematics. We also offer field trips, predominantly during the summer months, for an additional charge. Our child care centers earn other miscellaneous revenue from various sources, including management fees related to certain employer-sponsored contracts. In addition to our child care operations, our subsidiary, KC Distance Learning, sells high school level courses via online and correspondence formats and provides related instructional services directly to private students, as well as to cyber and traditional schools and school districts.

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

New Center Openings, Acquisitions and Center Closures

     We intend to continue to open 15 to 30 new centers each year. In addition, we will make selective acquisitions of existing high quality centers. We also continually evaluate our centers and close those, typically older, centers that are not generating positive cash flow. During the periods indicated, we opened, acquired and closed centers as follows:

                                             Sixteen Weeks          Fiscal Year Ended
                                                     Ended  ----------------------------
                                              September 17,   May 28,   May 30,   May 31,
                                                      2004      2004      2003      2002
                                             -------------  --------  --------  --------
Number of centers at the beginning of
  the period...............................          1,240     1,264     1,264     1,242
Openings...................................              2        16        28        35
Acquisitions...............................             --         1        --        --
Closures...................................            (14)      (41)      (28)      (13)
                                             -------------  --------  --------  --------
  Number of centers at the end of
    the period.............................         1,228      1,240     1,264     1,264
                                             =============  ========  ========  ========
Total center licensed capacity at the
    end of the period......................        164,000   166,000   167,000   166,000

Operating Expenses

     Our operating expenses include the direct costs related to the operations of our centers, as well as the costs associated with the field and corporate oversight of such centers. Our large, nationwide center base gives us the ability to leverage the costs of programs and services, such as curriculum development, training programs and other management processes.

     Labor related costs are the largest component of operating expenses. We have been successful in managing our labor productivity without adversely impacting the quality of services within our centers. Other costs incurred at the center level include insurance, janitorial, utilities, food, maintenance, transportation, marketing and bad debt. While we generally have seen gradual rises in our expenses, historically our largest increase has been in insurance expense, as a result of higher premium and claims costs, particularly with respect to workers compensation. During the first quarter of fiscal year 2005, we experienced a reduction in projected claims costs, however, we anticipate that premium and claims costs will continue to reflect market forces, which are beyond our control.

     Other significant components of our cost structure include depreciation and rent. We have experienced increases in our rent expense primarily due to an active sale-leaseback program in which we sell our centers to unaffiliated third parties and lease them back. We then redeploy the proceeds to buy and develop additional sites for new child care centers, or to reduce debt levels. We have an active inventory of our properties available for sale and plan to continue our sale-leaseback program for as long as there is investor interest.

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

     For a description of our significant accounting policies, see note 2 to the unaudited consolidated financial statements included in this report. The following accounting estimates and related policies are considered critical to the preparation of our financial statements due to the business judgment and estimation processes involved in their application. Management has reviewed the development and selection of these estimates and their related disclosure with the Audit Committee of the Board of Directors.

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

     Accounts receivable. Our accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. We use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical experience, governmental funding levels, specific customer issues and current economic trends to arrive at an appropriate allowance. At September 17, 2004 and May 28, 2004, our allowance for doubtful accounts, as a percentage of accounts receivable, was 13.0%. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     Long-lived and intangible assets. We assess the potential impairment of property and equipment and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is typically impaired if our estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. Impairment may not be appropriate under certain circumstances, such as: (1) a new or maturing center, (2) recent center director turnover or (3) an unusual, non-recurring expense impacting the cash flow projection. Conversely, we will impair a center, regardless of mitigating factors, when the center is placed on a closure list assuming that the center's undiscounted cash flows are less than the net book value for a leased center or the projected proceeds for the sale of an owned center are less than the net book value. We also evaluate construction projects and internal use software and programming development projects for impairment. If there is evidence that development will not be completed, we will impair the project.

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

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Impairment charges included in
       depreciation expense.................  $        779   $        577
     Impairment charges (recoveries)
       included in discontinued operations..          (391)            --
                                              ------------   ------------
         Total impairment charges...........  $        388   $        577
                                              ============   ============

     Investments. Investments as to which we do not exert significant influence or own over 20% of the investee's stock are accounted for under the cost method. We measure the fair values of these investments annually, or more frequently if there is an indication of impairment, using multiples of comparable companies and discounted cash flow analysis. During the first quarter of fiscal year 2005, we sold a minority investment, which resulted a gain of $2.1 million. Also, during the first quarter of fiscal year 2005, we received a $0.7 million dividend payment from a minority investment accounted for under the cost method, which we recognized as dividend income.

     Self-insurance obligations. We self-insure a portion of our workers' compensation, general liability, auto, property and employee medical insurance programs. We purchase stop loss coverage at varying levels in order to mitigate our potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. We estimate the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $56.9 million and $54.1 million at September 17, 2004 and May 28, 2004, respectively. Our internal estimates are reviewed periodically by a third party actuary. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and/or costs associated with claims made under these programs could have a material adverse effect on our consolidated financial statements.

     Income taxes. Accounting for income taxes requires us to estimate our future tax liabilities. Due to timing differences in the recognition of items included in income for accounting and tax purposes, deferred tax assets or liabilities are recorded to reflect the impact arising from these differences on future tax payments. With respect to recorded tax assets, we assess the likelihood that the asset will be realized. If realization is in doubt because of uncertainty regarding future profitability or enacted tax rates, we provide a valuation allowance related to the asset. Should any significant changes in the tax law or our estimate of the necessary valuation allowance occur, we would be required to record the impact of the change. This could have a material effect on our financial position or results of operations. During the first quarter of fiscal year 2005, our effective tax rate increased to 40.9% compared to 39.6% in the same period last year due the suspension of the Work Opportunity Tax Credit ("WOTC") on December 31, 2003. Subsequent to September 17, 2004 the WOTC was reinstated and allows for a retroactive credit from January 1, 2004 to the date of enactment, October 4, 2004. We will record an adjustment in our second quarter of fiscal year 2005.

First Quarter of Fiscal Year 2005 compared to First Quarter of Fiscal Year 2004

     The following table shows the comparative operating results of KinderCare, in thousands, except the average weekly tuition rate:

                                             Sixteen Weeks              Sixteen Weeks                  Change
                                                     Ended     Percent          Ended     Percent      Amount
                                              September 17,         of   September 19,         of   Increase/
                                                      2004    Revenues           2003    Revenues  (Decrease)
                                             -------------  ----------  -------------  ----------  ----------
Revenues, net..............................  $     266,379       100.0% $     255,707       100.0% $   10,672
                                             -------------  ----------  -------------  ----------  ----------
Operating expenses:
  Salaries, wages and benefits:
    Center expense.........................        137,717        51.7        133,136        52.1       4,581
    Field and corporate expense............         11,091         4.2         10,553         4.1         538
                                             -------------  ----------  -------------  ----------  ----------
      Total salaries, wages and benefits...        148,808        55.9        143,689        56.2       5,119
  Depreciation and amortization............         17,765         6.7         18,230         7.1        (465)
  Rent.....................................         17,638         6.6         16,585         6.5       1,053
  Other....................................         62,224        23.4         64,490        25.2      (2,266)
                                             -------------  ----------  -------------  ----------  ----------
    Total operating expenses...............        246,435        92.5        242,994        95.0       3,441
                                             -------------  ----------  -------------  ----------  ----------
      Operating income.....................  $      19,944         7.5% $      12,713         5.0% $    7,231
                                             =============  ==========  =============  ==========  ==========
Average weekly tuition rate................  $      158.17              $      150.88              $     7.29
Occupancy..................................           58.9%                      59.5%                   (0.6)
Comparable center net revenue growth.......            2.6%                       0.3%

     Revenues, net. Net revenues increased $10.7 million, or 4.2%, from the same period last year to $266.4 million in the first quarter of fiscal year 2005. The increase was due to a higher average weekly tuition rate, offset by reduced occupancy, as well as additional net revenues generated by the newly opened centers. Comparable center net revenues increased $6.9 million, or 2.6%.

     The average weekly tuition rate increased $7.29, or 4.8%, to $158.17 in the first quarter of fiscal year 2005 due primarily to tuition increases. Occupancy declined to 58.9% from 59.5% for the same period last year due primarily to reduced full-time equivalent attendance within the population of older centers. We believe the factors contributing to the recent declines include reduced or flat government funding for child care assistance programs, increased unemployment rates and job losses and the general economic downturn.

     Salaries, wages and benefits. Expenses for salaries, wages and benefits increased $5.1 million, or 3.6%, from the same period last year to $148.8 million. Total salaries, wages and benefits expense as a percentage of net revenues was 55.9% for the first quarter of fiscal year 2005 compared to 56.2% for the first quarter of fiscal year 2004.

     Expenses for salaries, wages and benefits directly associated with the centers was $137.7 million, an increase of $4.6 million from the same period last year. The increase was primarily due to overall higher wage rates, offset by improved labor productivity and a reduction in medical insurance costs. While we have experienced recent reductions in medical insurance costs, we anticipate that premium and claim costs will continue to reflect market forces that are beyond our control. At the center level, salaries, wages and benefits expense as a percentage of net revenues declined to 51.7% from 52.1% for the same period last year due primarily to improved labor productivity and a reduction in medical insurance costs.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million from the same period last year to $17.8 million. Significant changes in depreciation expense included the impact of our sale-leaseback program, whereby centers are classified as operating leases when they are sold and leased back, and impairment charges.

These changes were as follows, in thousands:

     Impairment charges....................................... $    203
     Impact of centers sold in the sale-leaseback program.....     (628)
     Other....................................................      (40)
                                                               --------
       Decrease in depreciation and amortization expense...... $   (465)
                                                               ========

     Impairment charges of $0.8 million and $0.6 million in the first quarters of fiscal year 2005 and 2004, respectively, related to under-performing centers and certain undeveloped properties and internal use programming development projects.

     Rent. Rent expense increased $1.1 million in the first quarter of fiscal year 2005 compared to the same period last year. The most significant reason for the change in rent expense was the sale-leaseback program. See "Liquidity and Capital Resources." The changes were as follows, in thousands:

     Impact of centers leased under the sale-leaseback
       program................................................ $  2,193
     Amortization of deferred gains on sale-leaseback
       transactions...........................................     (780)
     Other....................................................     (360)
                                                               --------
       Increase in rent expense............................... $  1,053
                                                               ========

     Other operating expenses. Other operating expenses include costs directly associated with the centers, such as insurance, janitorial, utilities, food, property taxes and licenses, maintenance and marketing costs, as well as expenses related to field management and corporate administration. Other operating expenses decreased $2.3 million in the first quarter of fiscal year 2005 compared to the same period last year. Other operating expenses as a percentage of net revenues decreased to 23.4% from 25.2% for the same period last year primarily as a result of cost controls and reduced insurance costs.

     Interest expense. Interest expense was $11.0 million compared to $13.0 million for the same period last year. Our weighted average interest rate on our long-term debt, including amortization of deferred financing costs, but excluding the write-off in the first quarter of fiscal year 2004, as discussed below, was 7.0% and 6.8% for the first quarters of fiscal year 2005 and 2004, respectively. The increase in the weighted average interest rate in the first quarter of fiscal year 2005 was due primarily to an increase in the average interest rate on our CMBS Loan, which bears interest at a per annum rate equal to LIBOR plus 2.25% and comprises the most significant portion of our debt.

     Gain on minority investment. During the first quarter of fiscal year 2005, we sold our interest in a minority investment and settled all obligations due from such company for $3.6 million, which resulted in a gain of $2.1 million.

     Dividend income. During the first quarter of fiscal year 2005 we received a dividend payment of $0.7 million from a minority investment accounted for under the cost method.

     Loss on the early extinguishment of debt. As a result of our debt refinancing in July 2003 and the acquisition of $52.0 million of our 9.5% senior subordinated notes in the first quarter of fiscal year 2004, we recognized a loss on the early extinguishment of debt of $3.7 million in such quarter. These costs included the write-off of deferred financing costs of $2.9 million associated with the debt that was repaid and the incurrence of premium costs of $0.8 million in connection with the acquisition of a portion of our 9.5% senior subordinated notes.

     Income tax (expense) benefit. Income tax expense was $4.8 million, or 40.9% of pretax income, in the first quarter of fiscal year 2005. In the first quarter of fiscal year 2004, the income tax benefit was $1.5 million, or 39.6% of pretax income. Income tax (expense) benefit was computed by applying estimated effective income tax rates to the income or loss before income taxes. The income tax rate varies from the statutory federal income tax rate due primarily to state income taxes and non-tax deductible expenses, offset by tax credits. The increase in the effective rate in the first quarter of fiscal year 2005 was due primarily to the suspension of the WOTC on December 31, 2003. On October 4, 2004, the WOTC was reinstated and allows for a retroactive credit from January 1, 2004 to October 4, 2004. We will record an adjustment in our second quarter of fiscal year 2005.

     Discontinued operations. We recognized income of $0.1 million and a loss of $0.7 million on discontinued operations in the first quarters of fiscal year 2005 and 2004, respectively, which represents the operating results, net of tax, for all periods presented for centers closed since fiscal year 2002. Discontinued operations included the following, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Revenues, net........................... $        293   $      5,596
                                              ------------   ------------
     Operating expenses:
       Salaries, wages and benefits..........          291          3,715
       Depreciation..........................         (145)           664
       Rent..................................           48            495
       Provision for doubtful accounts.......           63            101
       Other.................................         (188)         1,760
                                              ------------   ------------
         Total operating expenses............           69          6,735
       Operating income (loss) ..............          224         (1,139)
     Income tax (expense) benefit............          (92)           451
                                              ------------   ------------
       Discontinued operations, net of tax... $        132   $       (688)
                                              ============   ============

     Depreciation expense for the sixteen weeks ended September 17, 2004 included $0.4 million of impairment recoveries. These recoveries were the result of higher than expected proceeds received on the sale of three centers that were held for sale. Other operating expenses for the sixteen weeks ended September 17, 2004 included $0.7 million of gains on centers previously classified as held for sale.

Liquidity and Capital Resources

Cash Flows and Liquidity Sources

     Our principal liquidity requirements are for new center development and debt service. We will fund our liquidity needs primarily with cash flow generated from operations, proceeds received from our sale-leaseback program and, to the extent necessary, through borrowings under our revolving credit facility, although alternative forms of funding continue to be evaluated and new arrangements may be entered into in the future.

     Our $125.0 million revolving credit facility is secured by first mortgages or deeds of trusts on 119 of our owned centers and certain other collateral and has a maturity date of July 9, 2008. The revolving credit facility includes borrowing capacity of up to $75.0 million for letters of credit and up to $10.0 million for selected short-term borrowings. At September 17, 2004, there were no borrowings outstanding under our revolving credit facility. We had outstanding letters of credit totaling $58.1 million. Our availability under our revolving credit facility was $66.9 million.

     Our credit facility contains certain customary covenants and other credit requirements. We are required to meet or exceed certain leverage and interest and lease expense coverage ratios. We were in compliance with our covenants at September 17, 2004. Our most restrictive covenant is the limitation on dividend payments. We are currently prohibited from paying dividends, as our consolidated total debt to consolidated EBITDA ratio, as defined in the credit agreement, was greater than 3.0 to 1.0, at 4.1 to 1.0.

     Our consolidated net cash provided by operating activities for the sixteen weeks ended September 17, 2004 decreased $0.8 million to $6.0 million compared to $6.8 million in the same period last year. The decrease was due to higher year-end bonus incentive payments in the first quarter of fiscal year 2005 compared to the same period last year, offset, in part, by cost controls. Cash and cash equivalents totaled $70.0 million at September 17, 2004, compared to $58.9 million at May 28, 2004.

     EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA reflects a non-GAAP financial measure of our liquidity. We believe EBITDA is a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by accounting principals generally accepted in the United States of America ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations. EBITDA was calculated as follows, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     Net income (loss)......................  $      7,095   $     (3,013)
     Interest expense, net..................        10,873         16,560
     Income tax expense (benefit)...........         4,827         (1,522)
     Depreciation and amortization..........        17,765         18,230
     Discontinued operations:
       Income tax expense (benefit).........            92           (451)
       Depreciation.........................          (145)           664
                                              ------------   ------------
         EBITDA.............................  $     40,507   $     30,468
                                              ============   ============
     EBITDA - percentage of net revenues....          15.2%          11.9%

     Interest expense, net includes the $3.7 million loss on the early extinguishment of debt for the sixteen weeks ended September 19, 2003.

     A reconciliation of EBITDA to net cash provided by operating activities was as follows, in thousands:

                                                          Sixteen Weeks Ended
                                                      ---------------------------
                                                      September 17,  September 19,
                                                              2004           2003
                                                      ------------   ------------
     Net cash provided by operating activities......  $      6,012   $      6,845
     Income tax expense (benefit)...................         4,827         (1,522)
     Deferred income tax benefit (expense)..........         1,478         (1,848)
     Interest expense, net..........................        10,873         16,560
     Effect of discontinued operations on
       interest and taxes...........................            92           (451)
     Change in operating assets and liabilities.....        17,617         10,927
     Other non-cash items...........................          (392)           (43)
                                                      ------------   ------------
       EBITDA.......................................  $     40,507   $     30,468
                                                      ============   ============

     During the sixteen weeks ended September 17, 2004, EBITDA increased $10.0 million, or 32.9%, from the same period last year. The increase was due primarily to higher tuition rates, cost controls and a gain on the sale of a minority investment, offset by increased rent expense due primarily to our sale-leaseback program.

     Our current sale-leaseback program began during the fourth quarter of fiscal year 2002. Under this initiative, we began selling centers to individual real estate investors and then leasing them back. The resulting leases have been classified as operating leases with an average lease term of 15 years and three to four five-year renewal options. We continue to manage the operations of any centers that are sold in such transactions. The sales were summarized as follows, in thousands, except for the number of centers:

                                          Sixteen Weeks           Fiscal Year Ended
                                                  Ended  -------------------------------------
                                           September 17,      May 28,      May 30,      May 31,
                                                   2004         2004         2003         2002
                                          -------------  -----------  -----------  -----------
     Number of centers..................              6           41           41            5
     Net proceeds from completed sales..  $      14,673  $     89,292 $    89,558  $     9,259
     Deferred gains.....................          4,990        28,348      32,507        2,599

     Our sale-leaseback program has the effect of increasing rent expense, while typically reducing the depreciation and interest expense incurred to support the previously owned centers. In addition, deferred gains have generally been recognized on our sale-leaseback transactions. The deferred gains are amortized on a straight-line basis, typically over a period of 15 years, and are offset against the related rent expense. At September 17, 2004 and May 28, 2004, other noncurrent liabilities on the consolidated balance sheet included deferred gains on sale-leaseback transactions of $68.5 million and $64.8 million, respectively. Subsequent to September 17, 2004, we closed $1.6 million in sales, which included one center, and are currently in the process of negotiating another $50.4 million of sales related to 20 centers. It is possible that we will be unable to complete some or all of these transactions currently in process. We have an active inventory of our properties available for sale and plan to continue our sale-leaseback program for as long as there is investor interest.

     We believe that cash flow generated from operations, proceeds from our sale-leaseback program and borrowings under our revolving credit facility will be sufficient to fund our interest and principal payment obligations, expected capital expenditures and working capital requirements for the foreseeable future.

     Any future acquisitions, joint ventures or similar transactions may require additional capital, which may be financed through borrowings under our revolving credit facility, net cash provided by operating activities or our sale-leaseback program, other third party financing or a combination of these alternatives, and such capital may not be available to us on acceptable terms or at all. No assurance can be given that such sources of capital will be sufficient. If we experience a lack of working capital, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to, business conditions, cash flow requirements, debt covenants, competitive factors and seasonality of openings. If we substantially reduced our capital expenditures in management's opinion, our operations and cash flow would be adversely impacted.

Contractual Commitments

     We have certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties or other contingent events, such as lines of credit. During the first quarter of fiscal year 2005, there have been no material changes, outside of the ordinary course of business, to the contractual obligations and commercial commitments specified in the table of contractual obligations and commercial commitments included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the our Fiscal 2004 Annual Report on Form 10-K for the year ended May 28, 2004.

Capital Expenditures

     During the sixteen weeks ended September 17, 2004 and September 19, 2003, we opened two and eight new centers, respectively. We expect to open 15 to 20 new centers in fiscal year 2005 and to continue our practice of closing centers that are identified as not meeting performance expectations. In addition, we may acquire existing centers from local or regional early childhood education and care providers. We may not be able to successfully negotiate and acquire sites and/or previously constructed centers, meet our targets for new center additions or meet targeted deadlines for development of new centers.

     New centers are located based upon detailed site analyses that include feasibility and demographic studies and financial modeling. The length of time from site selection to construction and, finally, the opening of a community center ranges from 16 to 24 months. Frequently, new site negotiations are delayed or canceled or construction is delayed for a variety of reasons, many of which are outside our control. The average total cost per community center typically ranges from $1.9 million to $2.9 million depending on the size and location of the center. However, the actual costs of a particular center may vary from such range.

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

     Capital expenditures included the following, in thousands:

                                                  Sixteen Weeks Ended
                                              ---------------------------
                                              September 17,  September 19,
                                                      2004           2003
                                              ------------   ------------
     New center development.................. $      7,139   $      9,035
     Refurbishment of existing facilities....        3,188          3,898
     Equipment purchases.....................        2,510          2,913
     Information systems purchases...........          822            632
                                              ------------   ------------
                                              $     13,659   $     16,478
                                              ============   ============

     Capital expenditures for the sixteen weeks ended September 19, 2003 do not include $97.9 million spent to purchase the 44 centers previously included in the synthetic lease facility

     Capital expenditure limits under our credit facility for fiscal year 2005 are $115.0 million. We have some ability to incur additional indebtedness, including through mortgages or sale-leaseback transactions, subject to the limitations imposed by the indenture under which our senior subordinated notes were issued and our revolving credit facility.

Wage Increases

     Expenses for salaries, wages and benefits represented approximately 55.9% of net revenues for the sixteen weeks ended September 17, 2004. We believe that, through increases in our tuition rates, we can mitigate any future increase in expenses caused by adjustments to the federal or state minimum wage rates or other market adjustments. However, we may not be able to increase our rates sufficiently to offset such increased costs. We continually evaluate our wage structure and may implement changes at targeted local levels.

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

     o our inability to successfully execute our growth strategy or plans designed to improve our operating results, cash flow or our financial position;

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

     o the effects of audits by tax authorities, which if determined favorably or adversely, could have a material effect on our cash flow and result of operations;

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the area of interest rates.

Interest Rates

     Our exposure to market risk for changes in interest rates relates primarily to debt obligations. We have no cash flow exposure due to rate changes on our 9.5% senior subordinated notes aggregating $179.4 million at September 17, 2004. We also have no cash flow exposure on certain industrial revenue bonds aggregating $3.6 million at September 17, 2004. However, we have cash flow exposure on our revolving credit facility and certain industrial revenue bonds subject to variable LIBOR or adjusted base rate pricing. We had no borrowings outstanding under our credit facility at September 17, 2004. A 1% (100 basis points) change in the variable LIBOR or adjusted base rate pricing on our industrial revenue bonds, aggregating $8.5 million at September 17, 2004, would have resulted in interest expense changing by less than $0.1 million in both of the first quarters of fiscal 2005 and 2004.

     We have cash flow exposure on the CMBS Loan entered into in July 2003, which bears interest at a rate equal to LIBOR plus 2.25%. A 1% (100 basis points) change in the LIBOR rate would have resulted in interest expense changing by approximately $0.9 million and $0.7 million in the sixteen weeks ended September 17, 2004 and September 19, 2003, respectively. We have purchased an interest rate cap agreement to protect us from significant movements in LIBOR during the initial three years of the CMBS Loan. The LIBOR strike price is 6.50% under the interest rate cap agreement, which terminates July 9, 2006, at which time we are required to purchase an additional interest rate cap agreement for the duration of the loan term.

     We also have cash flow exposure on our vehicle leases with variable interest rates. A 1% (100 basis points) change in the interest rate defined in our vehicle lease agreement would have resulted in rent expense changing by approximately $0.2 million in both of the first quarters of fiscal 2005 and 2004.

                         ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures at the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO have concluded that, at the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports was:

     o    recorded, processed, summarized and reported in a timely manner, and

     o appropriately accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting that occurred during our first quarter ended September 17, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control systems and procedures through documentation and testing. In the course of our ongoing evaluation we have identified certain deficiencies that we are remediating. These matters have been communicated to our Audit Committee.

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

(b) Reports on Form 8-K: Furnished August 25, 2004 for fiscal 2004 earnings released on August 23, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2004.

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